Form 10-Q
period 2018-03-31
nVent Electric plc
filed 2018-05-08
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38265
nVent Electric plc

(Exact name of Registrant as specified in its charter)

Ireland	98-1391970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

The Mille, 1000 Great West Road, 8th Floor (East), London, TW8 9DW, United Kingdom
(Address of principal executive offices)
Registrant's telephone number, including area code: 44-20-7347-8933
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☑*
*The registrant became subject to such requirements on April 9, 2018, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On April 30, 2018, 178,415,318 shares of Registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Combined Statements of Income and Comprehensive Income (Unaudited)

	Three months ended
In millions	March 31, 2018	March 31, 2017
Net sales	$538.9	$502.2
Cost of goods sold	330.0	303.5
Gross profit	208.9	198.7
Selling, general and administrative	131.9	120.1
Research and development	11.4	11.0
Operating income	65.6	67.6
Interest expense	0.6	0.1
Other expense	1.2	1.4
Income before income taxes	63.8	66.1
Provision for income taxes	11.5	10.8
Net income	$52.3	$55.3
Comprehensive income, net of tax
Net income	$52.3	$55.3
Changes in cumulative translation adjustment	2.3	8.6
Changes in market value of derivative financial instruments, net of tax	(0.7)	0.7
Comprehensive income	$53.9	$64.6
See accompanying notes to condensed combined financial statements.

nVent Electric plc
Condensed Combined Balance Sheets (Unaudited)

	March 31, 2018	December 31, 2017
In millions
Assets
Current assets
Cash and cash equivalents	$836.7	$26.9
Accounts and notes receivable, net of allowances of $6.4 and $8.4, respectively	355.2	349.3
Inventories	225.4	224.1
Other current assets	107.4	132.3
Total current assets	1,524.7	732.6
Property, plant and equipment, net	265.1	265.8
Other assets
Goodwill	2,241.3	2,238.2
Intangibles, net	1,220.7	1,236.6
Other non-current assets	49.3	251.8
Total other assets	3,511.3	3,726.6
Total assets	$5,301.1	$4,725.0
Liabilities and Equity
Current liabilities
Accounts payable	$141.7	$174.1
Employee compensation and benefits	60.2	75.5
Other current liabilities	126.8	141.3
Total current liabilities	328.7	390.9
Other liabilities
Long-term debt	793.0	—
Pension and other post-retirement compensation and benefits	188.7	176.7
Deferred tax liabilities	265.0	279.4
Other non-current liabilities	85.5	86.7
Total liabilities	1,660.9	933.7
Equity
Net Parent investment	3,695.7	3,848.4
Accumulated other comprehensive loss	(55.5)	(57.1)
Total equity	3,640.2	3,791.3
Total liabilities and equity	$5,301.1	$4,725.0
See accompanying notes to condensed combined financial statements.

nVent Electric plc
Condensed Combined Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2018	March 31, 2017
Operating activities
Net income	$52.3	$55.3
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	9.2	8.7
Amortization	15.4	15.3
Deferred income taxes	(0.6)	(5.5)
Share-based compensation	2.4	6.2
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(1.3)	(9.4)
Inventories	2.0	(9.5)
Other current assets	(8.0)	(6.8)
Accounts payable	(34.6)	(6.3)
Employee compensation and benefits	(16.5)	(8.0)
Other current liabilities	19.4	28.5
Other non-current assets and liabilities	(3.6)	18.6
Net cash provided by (used for) operating activities	36.1	87.1
Investing activities
Capital expenditures	(5.4)	(11.3)
Proceeds from sale of property and equipment	2.3	—
Acquisitions, net of cash acquired	(2.0)	(13.5)
Net cash provided by (used for) investing activities	(5.1)	(24.8)
Financing activities
Proceeds from long-term debt	800.0	—
Debt issuance costs	(7.5)	—
Net transfers to Parent	(10.0)	(51.1)
Net cash provided by (used for) financing activities	782.5	(51.1)
Effect of exchange rate changes on cash and cash equivalents	(3.7)	(4.7)
Change in cash and cash equivalents	809.8	6.5
Cash and cash equivalents, beginning of period	26.9	21.5
Cash and cash equivalents, end of period	$836.7	$28.0
See accompanying notes to condensed combined financial statements.

nVent Electric plc
Condensed Combined Statements of Changes in Equity (Unaudited)

In millions	Net Parent investment	Accumulated other comprehensive loss	Total

Balance - December 31, 2017	$3,848.4	$(57.1)	$3,791.3
Net income	52.3	—	52.3
Cumulative effect of accounting changes	(172.7)	—	(172.7)
Other comprehensive income, net of tax	—	1.6	1.6
Net transfers to Parent	(32.3)	—	(32.3)
Balance - March 31, 2018	$3,695.7	$(55.5)	$3,640.2

In millions	Net Parent investment	Accumulated other comprehensive loss	Total

Balance - December 31, 2016	$3,546.3	$(60.6)	$3,485.7
Net income	55.3	—	55.3
Other comprehensive income, net of tax	—	9.3	9.3
Net transfers to Parent	(55.2)	—	(55.2)
Balance - March 31, 2017	$3,546.4	$(51.3)	$3,495.1
See accompanying notes to condensed combined financial statements.

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

1.Basis of Presentation and Responsibility for Interim Financial Statements
Business
nVent Electric plc ("nVent," "we," "us," or the "Company") is a leading global provider of electrical connection and protection solutions. We believe our inventive electrical solutions enable safer systems and ensure a more secure world. We design, manufacture, market, install and service high performance products and solutions that connect and protect some of the world's most sensitive equipment, buildings and critical processes. We offer a comprehensive range of enclosures, electrical connections and fastening and thermal management solutions across industry-leading brands that are recognized globally for quality, reliability and innovation. The Company is comprised of three reporting segments: Enclosures, Thermal Management and Electrical & Fastening Solutions.
The Company was incorporated in Ireland on May 30, 2017. Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the "U.K.") and therefore have tax residency in the U.K.
Separation from Pentair
On April 30, 2018, Pentair plc ("Pentair" or "Parent") completed the separation (the "separation") of its Water business and its Electrical business into two independent, publicly-traded companies. To effect the separation, Pentair distributed to its shareholders one ordinary share of nVent for every ordinary share of Pentair held as of the record date of April 17, 2018. As a result of the distribution, nVent is now an independent publicly-traded company and began "regular way" trading under the symbol "NVT" on the New York Stock Exchange on May 1, 2018.
In connection with the separation, we filed a Registration Statement on Form 10 (as amended, the “Form 10”) with the Securities and Exchange Commission (the “SEC”), which was declared effective on April 9, 2018. The Form 10 included an Information Statement describing the details of the separation and providing information as to our business and management. The final version of the Information Statement was filed with the SEC as Exhibit 99.1 to our Current Report on Form 8-K/A filed with the SEC on April 11, 2018 (the "Information Statement").

Except where indicated, references below to transactions completed by nVent prior to April 30, 2018 refer to transactions completed by or on behalf of the Electrical reporting segment of Pentair that are reflected on the combined financial statements of nVent.
Basis of presentation
The accompanying unaudited condensed combined financial statements of nVent have been prepared following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America ("GAAP") can be condensed or omitted. As these are condensed financial statements, one should also read our combined financial statements and notes thereto for the year ended December 31 2017, which were included in the Information Statement.
We are responsible for the unaudited condensed combined financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
The condensed combined financial statements of nVent have been derived from the consolidated financial statements and records of Pentair as if nVent were operated on a stand-alone basis. The condensed combined financial statements have been prepared in U.S. dollars (“USD”) and in accordance with GAAP.
Cost allocations
The condensed combined financial statements of nVent include general corporate expenses of Pentair for certain support functions provided on a centralized basis, such as expenses related to executive management, finance, audit, legal, information technology, human resources, communications, facilities and employee benefits and compensation. These general corporate expenses are included in the Condensed Combined Statements of Income and Comprehensive Income within Selling, general and administrative expense and Other expense. The amounts allocated were $26.3 million and $17.9 million for the three months ended March 31, 2018 and 2017, respectively, of which $7.7 million and $6.0 million, respectively, were historically recorded to the Electrical segment in Pentair’s consolidated financial statements. These expenses have been allocated to nVent

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

on the basis of direct usage when identifiable, with the remainder allocated based on a proportional basis of net sales, headcount or other measures.
Pentair maintains self-insurance programs at the corporate level. nVent was a participant in Pentair’s self-insurance program, including general product liability, workers’ compensation and vehicle liability. Liabilities associated with these risks are estimated in part by considering historical claims experience, demographic factors and other actuarial assumptions. The annual cost is allocated to all of the participating businesses using methodologies deemed reasonable by management. All obligations pursuant to these programs have historically been obligations of Pentair. No self-insurance reserves have been allocated to the Company as these reserves represent obligations of Pentair, which are not transferable.
Pentair’s external debt and related interest expense have not been allocated to nVent for any of the periods presented as nVent was not the legal obligor of the debt and no portion of the borrowings was assumed by nVent upon separation.
nVent considers the allocation methodology regarding Pentair’s general corporate expenses to be reasonable for all periods presented. Nevertheless, the condensed combined financial statements of nVent may not reflect the actual expenses that would have been incurred and may not reflect nVent’s combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs that would have been incurred if nVent had been a stand-alone company would depend on multiple factors including organization structure, capital structure and strategic decisions made in various areas, including information technology and infrastructure. Transactions between nVent and Pentair have been included in related party transactions in these unaudited condensed combined financial statements and are considered to be effectively settled at the time the transaction is recorded. The total net effect of the settlement of these transactions is reflected in the Condensed Combined Statements of Cash Flows as a financing activity and in the Condensed Combined Balance Sheets as Net Parent investment. The Net Parent investment represents Pentair’s historical investment in nVent, the net effect of cost allocations from transactions with Pentair, net transfers of cash and assets to Pentair and nVent’s accumulated earnings. See Note 10 for a further description of related party transactions and Net Parent investment.
Cash is managed centrally with certain net earnings reinvested locally and working capital requirements met from existing liquid funds. Accordingly, the cash and cash equivalents held by Pentair at the corporate level are not attributed to nVent for any of the periods presented. Only cash amounts specifically attributable to nVent are reflected in the Condensed Combined Balance Sheets. Transfers of cash, both to and from Pentair’s centralized cash management system are reflected as a component of Net Parent investment in the Condensed Combined Balance Sheets and as a financing activity on the Condensed Combined Statements of Cash Flows.
nVent’s operations have historically been included in Pentair’s U.S. federal and state income tax returns, and all income taxes have been paid by Pentair. Income tax expense and other income tax related information contained in these condensed combined financial statements are presented on a separate return approach as if nVent filed its own tax returns. Under this approach, the provision for income taxes represents income tax paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year calculated as if nVent was a stand-alone taxpayer filing hypothetical income tax returns where applicable. Current income tax liabilities are assumed to be immediately settled with Pentair and are relieved through the Net Parent investment account and the Net transfers to Parent in the Condensed Combined Statements of Cash Flows.
Adoption of new accounting standards
On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2017-07, "Retirement Benefits-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." As a result of the adoption, the interest cost, expected return on plan assets and net actuarial gain/loss components of net periodic pension and post-retirement benefit cost have been reclassified from Selling, general and administrative expense to Other expense. Only the service cost component remains in Operating income and will be eligible for capitalization in assets on a prospective basis.

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other post-retirement plans on our Condensed Combined Statements of Income and Comprehensive Income was as follows:

	Three months ended March 31, 2017
In millions	Prior to Adoption	As Revised	Effect of Change
Selling, general and administrative	$121.5	$120.1	$(1.4)
Operating income	66.2	67.6	1.4
Other expense	—	1.4	1.4
On January 1, 2018, we adopted ASU No. 2016-16, "Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory" using the modified retrospective method. The ASU requires the tax effects of all intra-entity sales of assets other than inventory to be recognized in the period in which the transaction occurs. The adoption resulted in a $174.5 million cumulative-effect adjustment recorded in equity as of the beginning of 2018 that reflects a $201.5 million reduction of non-current prepaid income tax assets, partially offset by the establishment of $27.0 million of deferred tax assets.
On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers" and the related amendments ("ASC 606" or "the new revenue standard") using the modified retrospective method. As a result of adoption, the cumulative impact to our beginning equity at January 1, 2018 was $1.8 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis.
A majority of our net sales continue to be recognized when products are shipped from our manufacturing facilities or delivery has occurred, depending on terms of the sale. Under the new standard, timing for recognition of certain revenue may be accelerated such that a portion of revenue will be recognized prior to shipment or delivery dependent upon contract-specific terms.
The impact of adopting the new standard primarily relates to the accounting for certain custom products manufactured by our Enclosures segment. Previously revenue was recognized for these custom products upon shipment. However, as these products have no alternative use to the Company and we have an enforceable right to payment for our performance completed to date, revenue related to these custom products will now be recognized over time. Additionally, the new revenue standard resulted in reclassifications on the Condensed Combined Balance Sheets related to accounting for sales returns.
The impact of adoption of the new revenue standard on our Condensed Combined Statements of Income and Comprehensive Income and Condensed Combined Balance Sheets for the first quarter of 2018 was not material.

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

The cumulative effect of the changes made to our January 1, 2018 Condensed Combined Balance Sheet from the modified retrospective adoption of ASU 2016-16 and ASU 2014-09 was as follows:

Condensed Combined Balance Sheets
In millions	Balance at December 31, 2017	Adjustments due to ASU 2016-16	Adjustments due to ASU 2014-09	Balance at January 1, 2018
Assets
Accounts and notes receivable, net	$349.3	$—	$3.8	$353.1
Inventories	224.1	—	(1.8)	222.3
Other current assets	132.3	—	1.8	134.1
Other non-current assets	251.8	(174.5)	—	77.3
Liabilities
Other current liabilities	141.3	—	3.8	145.1
Deferred tax liabilities	279.4	—	0.4	279.8
Equity
Net Parent investment	3,848.4	(174.5)	1.8	3,675.7

New accounting standards issued but not yet adopted
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, "Leases" ("the new lease standard" or "ASC 842"), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new lease standard requirements are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. The Company has begun evaluating the new lease standard, including the review and implementation of the necessary changes to our existing processes and systems that will be required to implement this new standard. While we are unable to quantify the impact at this time, we expect the primary impact to our combined financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our combined balance sheets resulting in the recording of right of use assets and lease obligations. We currently do not expect ASC 842 to have a material effect on either our Combined Statements of Income and Comprehensive Income or Combined Statements of Cash Flows. We plan to adopt ASC 842 in the first quarter of 2019.
2.Revenue
Revenue recognition
Revenue is recognized when control of the promised goods or services are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those goods or providing services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
When determining whether the customer has obtained control of the goods or services, we consider any future performance obligations. Generally, there is no post-shipment obligation on product sold other than warranty obligations in the normal and ordinary course of business. In the event significant post-shipment obligations were to exist, revenue recognition would be deferred until nVent has substantially accomplished what it must do to be entitled to the benefits represented by the revenues.
Performance obligations
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, stand-alone selling price is generally readily observable.

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time accounted for 72.5% and 85.5% of our revenue for the three-month periods ended March 31, 2018 and 2017, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 27.5% and 14.5% of our revenue for the three-month periods ended March 31, 2018 and 2017, respectively. The increase in our revenue recognized on an over time basis in the first three months of 2018 compared to the first three months of 2017 is primarily the result of the impact of the new revenue standard for certain custom products manufactured by our Enclosures segment. Previously, revenue was recognized for these custom products upon shipment. However, as these products have no alternative use to the Company and we have an enforceable right to payment for our performance completed to date, revenue related to these custom products will now be recognized over time.
For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion ("the cost-to-cost method") or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long-term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
We use an output method to measure progress towards completion for certain of our Enclosures businesses, as this method appropriately depicts performance towards satisfaction of the performance obligation. Under the output method, revenue is recognized based on number of units produced.
On March 31, 2018, we had $77.4 million of remaining performance obligations on contracts with original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next twelve to eighteen months.
Sales returns
The right of return may exist explicitly or implicitly with our customers. Our return policy allows for customer returns only upon our authorization. Goods returned must be product we continue to market and must be in salable condition. When the right of return exists, we adjust the transaction price for the estimated effect of returns. We estimate the expected returns based on historical sales levels, the timing and magnitude of historical sales return levels as a percent of sales, type of product, type of customer and a projection of this experience into the future.
Pricing and sales incentives
Our sales contracts may give customers the option to purchase additional goods or services priced at a discount. Options to acquire additional goods or services at a discount can come in many forms, such as customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives.
We reduce the transaction price for certain customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives that represent variable consideration. Sales incentives given to our customers are recorded using either the expected value method or most likely amount approach for estimating the amount of consideration to which nVent shall be entitled. The expected value is the sum of probability-weighted amounts in a range of possible consideration amounts. An expected value is an appropriate estimate of the amount of variable consideration when there are a large number of contracts with similar characteristics. The most likely amount is the single most likely amount in a range of possible consideration amounts (that is, the single most likely outcome of the contract). The most likely amount is an appropriate estimate of the amount of variable consideration if the contract has limited possible outcomes (for example, an entity either achieves a performance bonus or does not).
Pricing is established at or prior to the time of sale with our customers and we record sales at the agreed-upon net selling price. However, certain of our businesses allow customers to apply for a refund of a percentage of the original purchase price if they can demonstrate sales to a qualifying end customer. We use the expected value method to estimate the anticipated refund to be

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

paid based on historical experience and reduce sales for the probable cost of the discount. The cost of these refunds is recorded as a reduction of transaction price.
Volume-based incentives involve rebates that are negotiated at or prior to the time of sale with the customer and are redeemable only if the customer achieves a specified cumulative level of sales or sales increase. Under these incentive programs, at the time of sale, we estimate the anticipated rebate to be paid based on forecasted sales levels. These forecasts are updated at least quarterly for each customer and the transaction price is reduced for the anticipated cost of the rebate. If the forecasted sales for a customer changes, the accrual for rebates is adjusted to reflect the new amount of rebates expected to be earned by the customer.
Shipping and handling costs
Amounts billed to customers for shipping and handling activities after the customer obtains control are treated as a promised service performance obligation and recorded in Net sales in the accompanying Condensed Combined Statements of Income and Comprehensive Income. Shipping and handling costs incurred by nVent for the delivery of goods to customers are considered a cost to fulfill the contract and are included in Cost of goods sold in the accompanying Condensed Combined Statements of Income and Comprehensive Income.
Contract assets and liabilities
Contract assets consist of unbilled amounts resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, such as when the customer retains a small portion of the contract price until completion of the contract. We typically receive interim payments on sales under long-term contracts as work progresses, although for some contracts, we may be entitled to receive an advance payment. Contract liabilities consist of advanced payments and billings in excess of costs incurred and deferred revenue.
Contract assets are recorded within Other current assets and contract liabilities are recorded within Other current liabilities in the Condensed Combined Balance Sheets.
Contract assets and liabilities consisted of the following:

In millions	March 31, 2018	December 31, 2017	$ Change	% Change
Contract assets	$69.8	$69.9	$(0.1)	(0.1)%
Contract liabilities	13.7	14.3	(0.6)	(4.2)%
Net contract assets (liabilities)	$56.1	$55.6	$0.5	0.9%
The $0.5 million increase in net contract assets from December 31, 2017 to March 31, 2018 was primarily the result of timing of milestone payments. Approximately half of our contract liabilities at December 31, 2017 were recognized in revenue in the first quarter of 2018. There were no impairment losses recognized on our contract assets for the three months ended March 31, 2018.
Practical expedients and exemptions
We generally expense incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are recorded in Selling, general and administrative expense in the Condensed Combined Statements of Income and Comprehensive Income.
We do not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less. Further, we do not adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be one year or less.
Revenue by category
We disaggregate our revenue from contracts with customers by geographic location and vertical for each of our segments, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

Geographic net sales information by segment, based on geographic destination of the sale, was as follows:

	Three months ended March 31, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Combined
U.S. and Canada	$172.6	$83.1	$93.3	$349.0
Western Europe	54.3	39.8	27.6	121.7
Developing (1)	24.3	20.1	12.5	56.9
Other Developed (2)	2.9	4.9	3.5	11.3
Combined net sales	$254.1	$147.9	$136.9	$538.9
(1) - Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) - Other Developed includes Australia and Japan.

	Three months ended March 31, 2017
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Combined
U.S. and Canada	$161.6	$77.0	$88.5	$327.1
Western Europe	40.7	39.7	22.9	103.3
Developing (1)	20.9	25.3	15.9	62.1
Other Developed (2)	3.3	3.4	3.0	9.7
Combined net sales	$226.5	$145.4	$130.3	$502.2
(1) - Developing includes China, Eastern Europe, Latin America, the Middle East and Southeast Asia.
(2) - Other Developed includes Australia and Japan.
Vertical net sales information by segment was as follows:

	Three months ended March 31, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Combined
Industrial	$157.3	$60.7	$25.5	$243.5
Commercial & Residential	20.5	46.1	79.4	146.0
Energy	27.6	40.0	12.3	79.9
Infrastructure	48.7	1.1	19.7	69.5
Combined net sales	$254.1	$147.9	$136.9	$538.9

	Three months ended March 31, 2017
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Combined
Industrial	$140.2	$57.2	$23.1	$220.5
Commercial & Residential	22.0	37.9	74.6	134.5
Energy	23.9	49.7	14.4	88.0
Infrastructure	40.4	0.6	18.2	59.2
Combined net sales	$226.5	$145.4	$130.3	$502.2

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

3.	Restructuring
During the three months ended March 31, 2018 and the year ended December 31, 2017, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the three months ended March 31, 2018 and year ended December 31, 2017 included the reduction in hourly and salaried headcount of approximately 25 and 250 employees, respectively.
Restructuring related costs included in Selling, general and administrative expense in the Condensed Combined Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Severance and related costs	$2.8	$9.1
Other	—	0.2
Total restructuring costs	$2.8	$9.3
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Enclosures	$0.3	$3.1
Thermal Management	2.1	5.6
Electrical & Fastening Solutions	0.4	0.6
Consolidated	$2.8	$9.3
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Combined Balance Sheets is summarized as follows for the three months ended March 31, 2018:

In millions	March 31, 2018
Beginning balance	$5.1
Costs incurred	2.8
Cash payments and other	(4.0)
Ending balance	$3.9

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

4.	Pro Forma Earnings Per Share
On April 30, 2018, Pentair completed the separation of its Electrical business, distributing to its shareholders one ordinary share of nVent for every ordinary share of Pentair held as of the record date of April 17, 2018.
The computations of basic and diluted earnings per share for periods prior to the separation were calculated using the shares that were distributed to Pentair shareholders upon the separation.
Basic and diluted pro forma earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 31, 2018	March 31, 2017
Net income	$52.3	$55.3
Weighted average ordinary shares outstanding
Basic	179.0	179.0
Dilutive impact of stock options, restricted stock units and performance share units	2.2	2.2
Diluted	181.2	181.2
Pro forma earnings per ordinary share
Basic
Basic pro forma earnings per ordinary share	$0.29	$0.31
Diluted
Diluted pro forma earnings per ordinary share	$0.29	$0.31
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.4	0.4

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

5.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2017	Acquisitions/divestitures	Foreign currency translation/other	March 31, 2018
Enclosures	$274.8	$—	$2.1	$276.9
Thermal Management	927.1	—	(0.9)	926.2
Electrical & Fastening Solutions	1,036.3	1.9	—	1,038.2
Total goodwill	$2,238.2	$1.9	$1.2	$2,241.3
In January 2018, we completed an acquisition as part of our Electrical & Fastening Solutions segment with a purchase price of $2.0 million in cash, net of cash acquired.
Identifiable intangible assets consisted of the following:

	March 31, 2018			December 31, 2017
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,152.1	$(222.4)	$929.7	$1,153.0	$(207.5)	$945.5
Proprietary technology and patents	14.8	(5.1)	9.7	14.6	(4.8)	9.8
Total definite-life intangibles	1,166.9	(227.5)	939.4	1,167.6	(212.3)	955.3
Indefinite-life intangibles
Trade names	281.3	—	281.3	281.3	—	281.3
Total intangibles	$1,448.2	$(227.5)	$1,220.7	$1,448.9	$(212.3)	$1,236.6
Identifiable intangible asset amortization expense was $15.4 million and $15.3 million for the three months ended March 31, 2018 and 2017, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2018 and the next five years is as follows:

	Q2-Q4
In millions	2018	2019	2020	2021	2022	2023
Estimated amortization expense	$45.5	$60.6	$60.4	$59.3	$59.2	$59.0

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

6.	Supplemental Balance Sheet Information

In millions	March 31, 2018	December 31, 2017
Inventories
Raw materials and supplies	$63.0	$64.3
Work-in-process	25.4	25.2
Finished goods	137.0	134.6
Total inventories	$225.4	$224.1
Other current assets
Cost in excess of billings	$69.8	$69.9
Prepaid expenses	29.4	29.3
Prepaid income taxes	6.5	31.3
Other current assets	1.7	1.8
Total other current assets	$107.4	$132.3
Property, plant and equipment, net
Land and land improvements	$39.6	$39.1
Buildings and leasehold improvements	173.5	170.2
Machinery and equipment	408.4	402.0
Construction in progress	9.3	11.5
Total property, plant and equipment	630.8	622.8
Accumulated depreciation and amortization	365.7	357.0
Total property, plant and equipment, net	$265.1	$265.8
Other non-current assets
Prepaid income taxes	$—	$201.5
Deferred compensation plan assets	23.2	25.1
Other non-current assets	26.1	25.2
Total other non-current assets	$49.3	$251.8
Other current liabilities
Accrued rebates	$31.4	$42.9
Billings in excess of cost	8.9	9.8
Accrued taxes payable	42.6	41.8
Other current liabilities	43.9	46.8
Total other current liabilities	$126.8	$141.3
Other non-current liabilities
Income taxes payable	$58.5	$57.6
Deferred compensation plan liabilities	23.2	25.1
Other non-current liabilities	3.8	4.0
Total other non-current liabilities	$85.5	$86.7

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

7.	Derivatives and Financial Instruments
Derivative financial instruments
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility of net earnings and cash flows associated with changes in foreign currency exchange rates. The majority of our foreign currency contracts have an original maturity date of less than one year. The derivative contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality.
At March 31, 2018 and December 31, 2017, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $10.8 million and $10.7 million, respectively. The impact of these contracts on the Condensed Combined Statements of Income and Comprehensive Income was not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of Accumulated Other Comprehensive Loss and into Selling, general and administrative expense in the Condensed Combined Statements of Income and Comprehensive Income when the hedged item affects earnings. Such reclassifications during the three months ended March 31, 2018 and 2017 were not material.
Fair value of financial instruments
The following methods were used to estimate the fair values of each class of financial instruments:

•
short-term financial instruments (cash and cash equivalents, accounts and notes receivable, accounts and notes payable and variable-rate debt) — recorded amount approximates fair value because of the short maturity period;

•
foreign currency contract agreements — fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance; and

•
deferred compensation plan assets (mutual funds, common/collective trusts and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees) — fair value of mutual funds and cash equivalents are based on quoted market prices in active markets that are classified as Level 1 in the valuation hierarchy defined by the accounting guidance; fair value of common/collective trusts are based on observable inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance.

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2018		December 31, 2017
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Fixed rate debt	$800.0	$818.0	$—	$—
Total debt	$800.0	$818.0	$—	$—
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	March 31, 2018
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Deferred compensation plan assets	$21.3	$1.9	$—	$23.2
Total recurring fair value measurements	$21.3	$1.9	$—	$23.2

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

	December 31, 2017
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.7	$—	$0.7
Deferred compensation plan assets	22.9	2.2	—	25.1
Total recurring fair value measurements	$22.9	$2.9	$—	$25.8
Nonrecurring fair value measurements (1)

(1)
During the fourth quarter of 2017, we completed our annual intangible assets impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $16.4 million. The impairment charge reduced the carrying value of the impacted trade name intangibles to $16.2 million. The fair value of trade names is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

8.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of March 31, 2018	Maturity Year	March 31, 2018	December 31, 2017
Senior notes - fixed rate(1)	3.950%	2023	$300.0	$—
Senior notes - fixed rate(1)	4.550%	2028	500.0	—
Unamortized debt issuance costs and discounts	N/A	N/A	(7.0)	—
Long-term debt			$793.0	$—
(1) Senior notes are fully and unconditionally guaranteed as to payment by nVent Electric plc
Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance”), a 100-percent owned subsidiary of nVent, issued $300.0 million aggregate principal amount of 3.950% senior notes due 2023 (the "2023 Notes") and $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes" and, collectively with the 2023 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2018.
Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. The Senior Credit Facilities became effective in April 2018.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt.

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

Debt outstanding, excluding unamortized issuance costs and discounts, at March 31, 2018 matures on a calendar year basis as follows:

	Q2-Q4
In millions	2018	2019	2020	2021	2022	2023	Thereafter	Total
Contractual debt obligation maturities	$—	$—	$—	$—	$—	$300.0	$500.0	$800.0
In April 2018, we drew $200.0 million under the Term Loan Facility. Subsequently, in connection with the separation, we transferred to Pentair all cash in excess of $50.0 million of nVent and its subsidiaries, as consideration for the contribution of the net assets of the Electrical business to nVent by Pentair.

9.	Income Taxes
The effective income tax rate for the three months ended March 31, 2018 was 18.0%, compared to 16.3% for 2017. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The liability for uncertain tax positions was $24.2 million and $24.6 million at March 31, 2018 and December 31, 2017, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, on the Condensed Combined Statements of Income and Comprehensive Income, which is consistent with our past practices.
U.S. tax reform
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
Given the significance of the Act, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 allows registrants to record provisional amounts during a one year “measurement period.” The measurement period is deemed to have ended when the registrant has obtained, prepared and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared or analyzed.
The Company calculated its best estimate of the impact of the Act in its December 31, 2017 income tax provision in accordance with its understanding of the Act and guidance available as of the date of the filing of the Form 10 and as a result recorded a provisional income tax benefit of $84.8 million in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a decrease to income tax expense of $122.0 million. The remeasurement of deferred taxes requires further analysis regarding the state tax impacts of the remeasurement, the impact of the Act on the taxation of executive compensation arrangements, changes to tax capitalization provisions and other aspects of the Act that may impact our tax balances.
The amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was an increase to income tax expense of $37.2 million. The determination of the transition tax requires additional analysis regarding the amount and composition of the Company’s historical foreign earnings and foreign tax credit position.
We have not made any additional measurement-period adjustments related to these items during the quarter. However, we are continuing to gather additional information to complete our accounting for these items and expect to complete the analysis required to complete our accounting within the prescribed measurement period.

10.	Related Party Transactions and Net Parent Investment
Sales to Pentair by nVent were not material for the three months ended March 31, 2018 and 2017.

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

During the historical periods presented, nVent engaged in cash pooling arrangements with related parties managed centrally by the Parent.
The Parent’s business model includes a combination of stand-alone and combined business functions between Pentair and nVent, varying by region and country. The condensed combined financial statements of nVent include allocations of these costs between Pentair and nVent. Such allocations are estimates, and also may not represent the cost of such services if performed on a stand-alone basis. See further description of cost allocations in Note 1.
The Condensed Combined Balance Sheets of nVent include certain of the Parent assets and liabilities that are specifically identifiable or otherwise attributable to nVent and will be transferred to nVent upon completion of the separation. Transactions between nVent and the Parent are considered to be effectively settled at the time the transaction is recorded. The net effect of these transactions is included in the Condensed Combined Statements of Cash flows as Net transfers to Parent.
Net Parent investment in the Condensed Combined Balance Sheets represents the Parent’s historical investment in the Company, the net effect of cost allocations from transactions with the Parent, net transfers of cash and assets to the Parent and nVent’s accumulated earnings.

11.	Benefit Plans
We sponsor defined-benefit pension plans and a post-retirement health plan. The defined benefit pension plans cover certain non-U.S. employees and retirees, and the pension benefits are based principally on an employee’s years of service and/or compensation levels near retirement. These plans are accounted for as defined benefit pension plans for purposes of the condensed combined financial statements. Accordingly, the funded position of these plans and the related expense are recorded in the condensed combined financial statements. The unfunded post-retirement health plan covers certain U.S. employees and retirees and provides a fixed monthly dollar credit for retiree health care expenses. The benefit obligation and related expense for this plan are included in the condensed combined financial statements.
Components of net periodic benefit cost for our pension plans for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Service cost	$1.5	$1.4
Interest cost	1.1	0.9
Expected return on plan assets	(0.4)	(0.3)
Net periodic benefit cost	$2.2	$2.0
As described in Note 1. Basis of Presentation and Responsibility of Interim Financial Statements, during the first quarter of 2018, the Company adopted ASU 2017-07. As a result, service costs are classified as employee compensation costs within Cost of goods sold and Selling, general and administrative expense within the Condensed Combined Statements of Income and Comprehensive Income. All other components of net periodic benefit cost are classified within Other expense for the periods presented.
Components of net periodic benefit cost for our other post-retirement plan for the three months ended March 31, 2018 and 2017 were not material.
Certain Company employees participate in defined benefit pension plans and post-retirement health plans sponsored by Pentair ("Shared Plans"), which also include other Pentair participants. For purposes of these condensed combined financial statements, the Company accounts for the Shared Plans as multi-employer benefit plans. Accordingly, the Company does not record an asset or liability to recognize the funded status of the Shared Plans. However, the Company does record expense attributable to its employees who participate in the Shared Plans, as well as expense allocated for Pentair’s corporate and shared functional employees. The total expense was $0.7 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively. nVent did not assume any benefit obligation of the Shared Plans as a result of the separation.

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

12.	Share Plans
Prior to the separation on April 30, 2018, the Company's employees participated in stock-based compensation plans sponsored by Pentair. The share-based compensation expense recorded by the Company includes the expenses associated with employees historically attributable to the Company’s operations. Additionally, a portion of share-based compensation expense for Pentair’s corporate and shared functional employees has been allocated to the Company’s financial statements. Total share-based compensation expense, including allocated expense for Pentair’s corporate and shared functional employees, for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Restricted stock units	$1.1	$2.0
Stock options	0.5	1.8
Performance share units	0.8	2.4
Total share-based compensation expense	$2.4	$6.2
In April 2018, in connection with the separation, the Company's Board of Directors approved the 2018 Omnibus Incentive Plan under which the Company can issue equity awards in the future.

13.	Segment Information
We evaluate performance based on net sales and segment income (loss) and use a variety of ratios to measure performance of our reporting segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Segment income (loss) represents operating income exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring activities, impairments and other unusual non-operating items.
Financial information by reportable segment is as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Net sales
Enclosures	$254.1	$226.5
Thermal Management	147.9	145.4
Electrical & Fastening Solutions	136.9	130.3
Combined	$538.9	$502.2
Segment income (loss)
Enclosures	$40.6	$40.3
Thermal Management	33.5	26.0
Electrical & Fastening Solutions	31.7	31.7
Other	(12.3)	(5.8)
Combined	$93.5	$92.2

nVent Electric plc
Notes to condensed combined financial statements (unaudited)

The following table presents a reconciliation of segment income to income before income taxes:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Segment income	$93.5	$92.2
Restructuring and other	(2.8)	(9.3)
Intangible amortization	(15.4)	(15.3)
Other expense	(1.2)	(1.4)
Separation costs	(9.7)	—
Net interest expense	(0.6)	(0.1)
Income before income taxes	$63.8	$66.1

14.	Commitments and Contingencies
Warranties and guarantees
In connection with the disposition of our businesses or product lines, we may agree to indemnify purchasers for various potential liabilities relating to the sold business, such as pre-closing tax, product liability, warranty, environmental, or other obligations. The subject matter, amounts and duration of any such indemnification obligations vary for each type of liability indemnified and may vary widely from transaction to transaction.
Generally, the maximum obligation under such indemnifications is not explicitly stated and as a result, the overall amount of these obligations cannot be reasonably estimated. Historically, we have not made significant payments for these indemnifications. We believe that if we were to incur a loss in any of these matters, the loss would not have a material effect on our financial position, results of operations or cash flows.
We recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of March 31, 2018 and December 31, 2017 was not material.
Stand-by letters of credit, bank guarantees and bonds
In disposing of assets or businesses, we often provide representations, warranties and indemnities to cover various risks including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to reasonably estimate the potential liability due to the inchoate and unknown nature of these potential liabilities. However, we have no reason to believe that these uncertainties would have a material adverse effect on our financial position, results of operations or cash flows.
In the ordinary course of business, we are required to commit to bonds, letters of credit and bank guarantees that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs.
As of March 31, 2018 and December 31, 2017, the outstanding value of bonds, letters of credit and bank guarantees totaled $68.9 million and $72.3 million, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to realize the anticipated benefits from the separation (as defined below); adverse effects on the business operations or financial results and the market price of our shares as a result of the consummation of the separation; unanticipated transaction expenses, such as litigation or legal settlement expenses; changes in tax laws; the impact of the separation on our employees, customers and suppliers; overall global economic and business conditions impacting our businesses; future opportunities that our board may determine present greater potential to increase shareholder value; the ability of our businesses to operate independently following the separation; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and the Information Statement filed as exhibit 99.1 to our Current Report on Form 8-K/A, filed with the SEC on April 11, 2018 (the "Information Statement"). All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms "us," "we" "our" "the Company" or "nVent" refer to nVent Electric plc. nVent is a leading global provider of electrical connection and protection solutions. We believe our inventive electrical solutions enable safer systems and ensure a more secure world. We design, manufacture, market, install, and service high performance products and solutions that connect and protect some of the world's most sensitive equipment, buildings, and critical processes. We offer a comprehensive range of enclosures, electrical connections and fastening, and thermal management solutions across industry-leading brands that are recognized globally for quality, reliability, and innovation.
We operate across three segments: Enclosures, Thermal Management, and Electrical & Fastening Solutions, which represented approximately 47%, 28% and 25% of total revenues during the first three months of 2018, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

•	Enclosures—The Enclosures segment provides inventive solutions that protect, connect, and manage heat in critical electronics, communication, control, and power equipment. From metallic and non-metallic enclosures to cabinets, subracks, and backplanes, it offers the physical infrastructure to host, connect, and protect server and network equipment, as well as indoor and outdoor protection for broadband voice, data, and video surveillance applications in industrial, infrastructure, commercial, and energy verticals.

•
Thermal Management—The Thermal Management segment provides electric thermal solutions that connect and protect critical buildings, infrastructure, industrial processes, and people. Its thermal management systems include heat tracing, floor heating, fire-rated and specialty wiring, sensing, and snow melting and de-icing solutions for use in industrial, energy, commercial & residential and infrastructure verticals. Its highly reliable and easy to install solutions lower total cost of ownership to building owners, facility managers, operators, and end users.

•
Electrical & Fastening Solutions—The Electrical & Fastening Solutions segment provides fastening solutions that connect and protect electrical and mechanical systems and civil structures. Its engineered electrical and fastening products are used across a wide range of verticals, including commercial, industrial, infrastructure, and energy.

On April 30, 2018, Pentair plc ("Pentair" or "Parent") completed the separation (the "separation") of its Water business and its Electrical business into two independent, publicly-traded companies. To effect the separation, Pentair distributed to its shareholders one ordinary share of nVent for every ordinary share of Pentair held as of the record date of April 17, 2018. As a result of the distribution, nVent is now an independent publicly-traded company and began regular way trading under the symbol "NVT" on the New York Stock Exchange on May 1, 2018.
The Company was incorporated in Ireland on May 30, 2017. Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the "U.K.") and therefore have tax residency in the U.K.
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2017 and the first three months of 2018 and will likely impact our results in the future:

•
We have identified specific product and geographic market opportunities that we find attractive and continue to pursue, both within and outside the U.S. We are reinforcing our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these markets, our core sales growth will likely be limited or may decline.

•
We have experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment will result in continuing price volatility for many of our raw materials, and we are uncertain as to the timing and impact of these market changes.

•
During 2017 and the first three months of 2018, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and began realigning our business in contemplation of the separation. We expect that these actions will contribute to margin growth in 2018.

In 2018, our operating objectives include the following:

•	Achieving differentiated revenue growth through new products and solutions, and market expansion in key developing regions;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Optimizing our technological capabilities to increasingly generate innovative new and connected products; and

•	Focusing on developing global talent in light of our global presence.
nVent's historical condensed combined financial statements have been prepared on a stand-alone basis and are derived from Pentair's consolidated financial statements and accounting records. Therefore, these financial statements reflect, in conformity with accounting principles generally accepted in the U.S. ("GAAP"), nVent's financial position, results of operations, comprehensive income and cash flows as the business was historically operated as part of Pentair prior to the separation.
The combined financial statements of nVent include general corporate expenses of Pentair for certain support functions that are provided on a centralized basis, such as expenses related to executive management, finance, audit, legal, information technology, human resources, communications, facilities and employee benefits and compensation. These general corporate expenses are included in the Condensed Combined Statements of Income and Comprehensive Income within Selling, general and administrative expense and Other expense. These expenses have been allocated to nVent on the basis of direct usage when identifiable, with the remainder allocated based on a proportional basis of net sales, headcount or other measures. nVent considers the allocation methodology regarding Pentair’s general corporate expenses to be reasonable for all periods presented. Nevertheless, the condensed combined financial statements of nVent may not reflect the actual expenses that would have been incurred and may not reflect nVent’s condensed combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017	$ change	% / point change
Net sales	$538.9	$502.2	$36.7	7.3%
Cost of goods sold	330.0	303.5	26.5	8.7%
Gross profit	208.9	198.7	10.2	5.1%
% of net sales	38.8%	39.6%		(0.8	) pts

Selling, general and administrative	131.9	120.1	11.8	9.8%
% of net sales	24.5%	23.9%		0.6	pts
Research and development	11.4	11.0	0.4	3.6%
% of net sales	2.1%	2.2%		(0.1	) pts

Operating income	65.6	67.6	(2.0)	(3.0)%
% of net sales	12.2%	13.5%		(1.3	) pts

Net interest expense	0.6	0.1	0.5	N.M.
Other expense	1.2	1.4	(0.2)	N.M.

Income before income taxes	63.8	66.1	(2.3)	(3.5)%
Provision for income taxes	11.5	10.8	0.7	6.5%
Effective tax rate	18.0%	16.3%		1.7	pts
N.M. Not Meaningful

Net sales
The components of the combined net sales change from the prior period were as follows:

Three months ended March 31, 2018
over the prior year period
Volume	2.5%
Price	0.6
Organic growth	3.1
Currency	4.2
Total	7.3%
The 7.3 percentage point increase in net sales in the first quarter of 2018 from 2017 was primarily the result of:

•	favorable foreign currency effects; and

•	organic sales growth of approximately 2.5% in our industrial business and approximately 1.5% in our infrastructure business.
These increases were partially offset by:

•	slowdown in capital spending impacting the energy business, driving lower organic sales of approximately 2.5%.
Gross profit
The 0.8 percentage point decrease in gross profit as a percentage of sales in the first quarter of 2018 from 2017 was primarily the result of:

•	inflationary increases related to certain raw materials and labor costs; and

•
higher cost of sales due to manufacturing footprint rationalization and a new U.S. distribution center. We expect these investments will result in increased productivity and operating leverage in future periods.

These decreases were partially offset by:

•	organic sales growth in our industrial and infrastructure businesses; and

•	favorable mix as a result of the decline in lower margin project sales and growth in higher margin product sales.
Selling, general and administrative ("SG&A")
The 0.6 percentage point increase in SG&A expense as a percentage of sales in the first quarter of 2018 from 2017 was primarily the result of:

•
$9.7 million of non-recurring separation costs incurred in the first quarter of 2018 to prepare nVent to operate as an independent stand-alone public company, primarily related to legal, advisory and other professional fees; and

•	lower organic sales in our energy business, which resulted in decreased leverage on operating expenses.
These increases were partially offset by:

•	organic sales growth in our industrial and infrastructure businesses, which resulted in increased leverage on operating expenses; and

•	restructuring costs of $2.8 million in the first quarter of 2018, compared to $9.3 million in the first quarter of 2017.
Provision for income taxes
The 1.7 percentage point increase in the effective tax rate in the first quarter of 2018 from 2017 was primarily the result of:

•	the favorable impact of discrete items that occurred during the first quarter of 2017 that did not recur in the current period.
This increase was partially offset by:
•the mix of global earnings toward lower tax jurisdictions.

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our three reportable segments (Enclosures, Thermal Management and Electrical & Fastening Solutions). Each of these segments comprises various product offerings that serve various verticals and end users.
We evaluate performance based on sales and segment income and use a variety of ratios to measure performance of our reporting segments. Segment income represents operating income exclusive of intangible amortization, certain acquisition related expenses, costs of restructuring activities, impairments and other unusual non-operating items.
Enclosures
The net sales and segment income for the Enclosures segment were as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017	% / point change
Net sales	$254.1	$226.5	12.2%
Segment income	40.6	40.3	0.7%
% of net sales	16.0%	17.8%	(1.8	) pts
Net sales
The components of the change in the Enclosures segment net sales were as follows:

Three months ended March 31, 2018
over the prior year period
Volume	9.5%
Price	(0.6)
Organic growth	8.9
Currency	3.3
Total	12.2%
The 12.2 percent increase in Enclosures net sales in the first quarter of 2018 from 2017 was primarily the result of:

•	organic sales growth of approximately 5.5% in our industrial business and approximately 3.0% in our infrastructure business, primarily within the U.S. and Western Europe; and

•	favorable foreign currency effects.
Segment income
The components of the change in the Enclosures segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2018
	over the prior year period
Growth	2.7	pts
Inflation	(3.4)
Productivity/Price	(1.1)
Total	(1.8	) pts

The 1.8 percentage point decrease in segment income for Enclosures as a percentage of net sales in the first quarter of 2018 from 2017 was primarily the result of:

•	inflationary increases related to certain raw materials and labor costs; and

•
higher cost of sales due to manufacturing footprint rationalization and a new U.S. distribution center. We expect these investments will result in increased productivity and operating leverage in future periods.

These decreases were partially offset by:

•	organic sales growth in our industrial and infrastructure businesses, which resulted in increased leverage on operating expenses.
Thermal Management
The net sales and segment income for the Thermal Management segment were as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017	% / point change
Net sales	$147.9	$145.4	1.7%
Segment income	33.5	26.0	28.8%
% of net sales	22.7%	17.9%	4.8	pts
Net sales
The components of the change in the Thermal Management segment net sales were as follows:

Three months ended March 31, 2018
over the prior year period
Volume	(4.4)%
Price	0.2
Organic growth	(4.2)
Currency	5.9
Total	1.7%
The 1.7 percent increase in Thermal Management net sales in the first quarter of 2018 from 2017 was primarily the result of:

•	favorable foreign currency effects;

•	organic sales growth of approximately 4.5% in our commercial & residential business, primarily within the U.S. and Canada; and

•	organic sales growth in our project after-market repair and maintenance business.
These increases were partially offset by:

•	slowdown in capital spending impacting the energy business, driving lower organic sales of approximately 9.5%.
Segment income
The components of the change in the Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2018
	over the prior year period
Growth	5.0	pts
Inflation	(1.1)
Productivity/Price	0.9
Total	4.8	pts

The 4.8 percentage point increase in segment income for Thermal Management as a percentage of net sales in the first quarter of 2018 from 2017 was primarily the result of:

•	organic sales growth in our commercial & residential business, which resulted in increased leverage on operating expenses;

•	favorable mix as a result of the decline in lower margin project sales and growth in higher margin product sales; and

•	higher contribution margin as a result of savings generated from our lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to certain raw materials and labor costs.
Electrical & Fastening Solutions
The components of the change in the Electrical & Fastening Solutions segment net sales were as follows:

	Three months ended
In millions	March 31, 2018	March 31, 2017	% / point change
Net sales	$136.9	$130.3	5.1%
Segment income	31.7	31.7	—
% of net sales	23.2%	24.3%	(1.1	) pts
Net sales
The components of the change in the Electrical & Fastening Solutions segment net sales from the prior period were as follows:

Three months ended March 31, 2018
over the prior year period
Volume	(1.8)%
Price	3.1
Organic growth	1.3
Acquisition	0.2
Currency	3.6
Total	5.1%
The 5.1 percent increase in Electrical & Fastening Solutions net sales in the first quarter of 2018 from 2017 was primarily the result of:

•	favorable foreign currency effects;

•	organic sales growth of approximately 2.0% in our commercial business; and

•	increased sales related to a business acquisition that occurred in the first quarter of 2018.
These increases were partially offset by:

•	slowdown in capital spending, particularly in the energy business, driving lower organic sales of approximately 2.0%.
Segment income
The components of the change in the Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2018
	over the prior year period
Growth	(0.6	) pts
Acquisition	(0.1)
Inflation	(2.7)
Productivity/Price	2.3
Total	(1.1	) pts

The 1.1 percentage point decrease in segment income for Electrical & Fastening Solutions as a percentage of net sales in the first quarter of 2018 from 2017 was primarily the result of:

•	inflationary increases related to certain raw materials and labor costs; and

•	lower organic sales in our energy business, which resulted in decreased leverage on operating expenses.
These decreases were partially offset by:

•	higher contribution margin as a result of savings generated from our lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.
LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations, which have historically been swept to Pentair to support its overall cash management strategy. Transfers of cash to and from Pentair’s cash management system have been reflected in the Net Parent investment in the historical Condensed Combined Balance Sheets, Condensed Combined Statements of Cash Flows and Condensed Combined Statements of Changes in Equity.
In connection with the separation, our capital structure and sources of liquidity changed significantly from our historical capital structure. Our businesses no longer participate in cash management and funding arrangements with Pentair. In connection with the separation, nVent Finance S.à r.l. (“nVent Finance”) has entered into certain financing arrangements pursuant to which we had approximately $1.0 billion of indebtedness as of April 30, 2018. In April 2018, we transferred to Pentair all cash in excess of $50.0 million of nVent and its subsidiaries, as consideration for the contribution of the net assets of the Electrical Business to nVent by Pentair. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we will have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under committed and uncommitted credit facilities. We are focused on increasing our cash flow and repaying debt, while continuing to fund our research and development, marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position.
Operating activities
Cash provided by operating activities was $36.1 million in the first three months of 2018, or $51.0 million lower than in the comparable period in 2017. The decrease in cash provided by operating activities was due primarily to an increase in net working capital during the first three months of 2018 compared to the first three months of 2017.
Investing activities
Net cash used for investing activities was $5.1 million in the first three months of 2018, or $19.7 million lower than in the comparable period in 2017. Net cash used for investing activities in the first three months of 2018 primarily relates to capital expenditures of $5.4 million. Net cash used for investing activities in the first three months of 2017 relates primarily to capital expenditures of $11.3 million and cash paid for an acquisition of $13.5 million, net of cash acquired.
We anticipate capital expenditures for fiscal 2018 to be approximately $40 million, primarily for capacity expansions of manufacturing facilities, developing new products and general maintenance.
Financing activities
Net cash used for or provided by financing activities in all periods presented reflect net transactions with Pentair resulting from operating and investing activities discussed above.
In addition, the cash provided by financing activities for first three months of 2018 included $800.0 million of proceeds from long-term debt. As described further below, nVent Finance issued $800.0 million aggregate principal amount of senior notes in March 2018 in connection with the separation.
Senior notes
In March 2018, nVent Finance, a 100-percent owned subsidiary of nVent, issued $300.0 million aggregate principal amount of 3.950% senior notes due 2023 (the "2023 Notes") and $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes" and, collectively with the 2023 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2018.
Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. The Senior Credit Facilities became effective in April 2018.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt.
As of March 31, 2018, we have $10.5 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
In April 2018, we drew $200.0 million under the Term Loan Facility. Subsequently, in connection with the separation, we transferred to Pentair all cash in excess of $50.0 million of nVent and its subsidiaries, as consideration for the contribution of the net assets of the Electrical business to nVent by Pentair.
Contractual obligations
The following summarizes our significant contractual debt and fixed-rate interest obligations that impact our liquidity. There have been no other material changes from the significant contractual obligations previously disclosed in our Information Statement.

	Q2-Q4
In millions	2018	2019	2020	2021	2022	2023	Thereafter	Total
Debt obligations	$—	$—	$—	$—	$—	$300.0	$500.0	$800.0
Interest obligations on fixed-rate debt	$19.3	$34.6	$34.6	$34.6	$34.6	$34.6	$114.0	$306.3
Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Condensed Combined Statements of Cash Flows, we also measure our free cash flow. Free cash flow is a non-GAAP financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of liquidity because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, make acquisitions, repay debt and repurchase shares. In addition, free cash flow is used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2018	March 31, 2017
Net cash provided by (used for) operating activities	$36.1	$87.1
Capital expenditures	(5.4)	(11.3)
Proceeds from sale of property and equipment	2.3	—
Free cash flow	$33.0	$75.8

NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Combined Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.
CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the combined financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our Information Statement, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our combined financial statements. Significant changes to our critical accounting estimates as a result of adopting ASC 606 are discussed below:
Revenues
Accounting for long-term contracts involves the use of various techniques to estimate total contract revenue and costs. Contract estimates are based on various assumptions to project the outcome of future events that may span multiple years. We review and update our contract-related estimates regularly. We recognize adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified.
There have been no other material changes to our critical accounting policies and estimates from those previously disclosed in our Information Statement.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2018. For additional information, refer to our Information Statement.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2018 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to commercial disputes, product liability, asbestos, environmental, safety and health, patent infringement and employment matters.
While we believe that a material impact on our financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our financial position, results of operations and cash flows for the proceedings and claims described in the notes to our combined financial statements could change in the future.
We are subject to various product liability lawsuits and personal injury claims. A substantial number of lawsuits and claims incurred prior to the effective date of the separation on April 30, 2018 are insured and accrued for by Pentair’s captive insurance subsidiary. Pentair’s captive insurance subsidiary records a liability for these claims based on actuarial projections of ultimate losses. Lawsuits and claims incurred after the separation will be insured and accrued for by Tonka Bay, a captive insurance subsidiary of nVent. For all other claims, accruals covering the claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available. We have not experienced significant unfavorable trends in either the severity or frequency of product liability lawsuits or personal injury claims.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Information Statement.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended March 31, 2018

2.1
Separation and Distribution Agreement, dated as of April 27, 2018, by and between Pentair plc and nVent Electric plc (incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).

2.2
Tax Matters Agreement, dated as of April 27, 2018, by and between Pentair plc and nVent Electric plc (incorporated by reference to Exhibit 2.2 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).

2.3
Transition Services Agreement, dated as of April 27, 2018, by and between Pentair plc and nVent Electric plc (incorporated by reference to Exhibit 2.3 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).

2.4
Employee Matters Agreement, dated as of April 27, 2018, by and between Pentair plc and nVent Electric plc (incorporated by reference to Exhibit 2.4 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).

3.1
Amended and Restated Memorandum and Articles of Association of nVent Electric plc (incorporated by reference to Exhibit 3.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).

4.1
Indenture, dated as of March 26, 2018, among nVent Finance S.à r.l, nVent Electric plc, Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on March 26, 2018 (File No. 001-38265)).

4.2
First Supplemental Indenture, dated as of March 26, 2018, among nVent Finance S.à r.l, nVent Electric plc, Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Amendment No. 4 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on March 26, 2018 (File No. 001-38265)).

4.3
Second Supplemental Indenture, dated as of March 26, 2018, among nVent Finance S.à r.l, nVent Electric plc, Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to Amendment No. 4 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on March 26, 2018 (File No. 001-38265)).

4.4
Third Supplemental Indenture, dated as of April 30, 2018, among nVent Finance S.à r.l, nVent Electric plc and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).

4.5
Credit Agreement, dated as of March 23, 2018, among nVent Electric plc, nVent Finance S.à r.l., Pentair Technical Products Holdings, Inc. and the lenders and agents party thereto (incorporated by reference to Exhibit 4.4 to Amendment No. 4 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on March 26, 2018 (File No. 001-38265)).

10.1
nVent Electric plc 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).

10.2	Form of Executive Officer Stock Option Award Agreement.

10.3	Form of Executive Officer Restricted Stock Unit Award Agreement.

10.4	Form of Executive Officer Performance Stock Unit Award Agreement.

10.5	nVent Electric plc Management Incentive Plan.

10.6	Form of Non-Employee Director Restricted Stock Unit Award Agreement.

10.7
Form of Key Executive Employment and Severance Agreement for executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).

10.8
nVent Electric plc Employee Stock Purchase and Bonus Plan (incorporated by reference to Exhibit 10.3 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).

10.9
nVent Management Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).

10.10	nVent Electric plc Compensation Plan for Non-Employee Directors.

10.11
nVent Management Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).

10.12
Flow Control Supplemental Savings and Retirement Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).

10.13
Form of Deed of Indemnification for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).

10.14
Form of Indemnification Agreement for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from nVent's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Combined Statements of Income and Comprehensive Income for the three months ended March 31, 2018 and 2017, (ii) the Condensed Combined Balance Sheets as of March 31, 2018 and December 31, 2017, (iii) the Condensed Combined Statements of Cash Flows for the three months ended March 31, 2018 and 2017, (iv) the Condensed Combined Statements of Changes in Equity for the three months ended March 31, 2018 and 2017, and (v) Notes to Condensed Combined Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2018.

nVent Electric plc
Registrant

By	/s/ Stacy P. McMahan
Stacy P. McMahan
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President and Chief Accounting Officer