Form 10-Q
period 2018-06-30
nVent Electric plc
filed 2018-07-26
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018
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
Registrant's telephone number, including area code: 44-20-3966-0279
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2018, 179,037,762 shares of Registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated and Combined Statements of Income and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales	$542.7	$513.2	$1,081.6	$1,015.4
Cost of goods sold	323.3	303.5	653.3	607.0
Gross profit	219.4	209.7	428.3	408.4
Selling, general and administrative	143.1	109.3	275.0	229.4
Research and development	11.0	10.9	22.4	21.9
Operating income	65.3	89.5	130.9	157.1
Net interest expense	9.3	0.1	9.9	0.2
Other expense	5.1	1.4	6.3	2.8
Income before income taxes	50.9	88.0	114.7	154.1
Provision for income taxes	7.6	17.3	19.1	28.1
Net income	$43.3	$70.7	$95.6	$126.0
Comprehensive income, net of tax
Net income	$43.3	$70.7	$95.6	$126.0
Changes in cumulative translation adjustment	(39.8)	19.3	(37.5)	27.9
Changes in market value of derivative financial instruments, net of tax	(1.0)	(0.2)	(1.7)	0.5
Comprehensive income	$2.5	$89.8	$56.4	$154.4
Earnings per ordinary share
Basic	$0.24	$0.39	$0.53	$0.70
Diluted	$0.24	$0.39	$0.53	$0.70
Weighted average ordinary shares outstanding
Basic	178.5	179.0	178.7	179.0
Diluted	180.8	181.2	181.0	181.2
See accompanying notes to condensed consolidated and combined financial statements.

nVent Electric plc
Condensed Consolidated and Combined Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$91.5	$26.9
Accounts and notes receivable, net of allowances of $6.1 and $8.4, respectively	365.0	349.3
Inventories	226.7	224.1
Other current assets	136.5	132.3
Total current assets	819.7	732.6
Property, plant and equipment, net	261.1	265.8
Other assets
Goodwill	2,235.7	2,238.2
Intangibles, net	1,204.2	1,236.6
Other non-current assets	56.1	251.8
Total other assets	3,496.0	3,726.6
Total assets	$4,576.8	$4,725.0
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$10.3	$—
Accounts payable	152.7	174.1
Employee compensation and benefits	63.8	75.5
Other current liabilities	160.6	141.3
Total current liabilities	387.4	390.9
Other liabilities
Long-term debt	983.7	—
Pension and other post-retirement compensation and benefits	175.6	176.7
Deferred tax liabilities	255.2	279.4
Other non-current liabilities	78.5	86.7
Total liabilities	1,880.4	933.7
Equity
Net Parent investment	—	3,848.4
Ordinary shares $0.01 par value, 400.0 authorized, 179.0 issued at June 30, 2018	1.8	—
Additional paid-in capital	2,748.8	—
Retained earnings	42.1	—
Accumulated other comprehensive loss	(96.3)	(57.1)
Total equity	2,696.4	3,791.3
Total liabilities and equity	$4,576.8	$4,725.0
See accompanying notes to condensed consolidated and combined financial statements.

nVent Electric plc
Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 30, 2018	June 30, 2017
Operating activities
Net income	$95.6	$126.0
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	18.3	17.9
Amortization	30.6	30.6
Deferred income taxes	(18.3)	(8.7)
Share-based compensation	5.4	8.8
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(22.3)	(20.5)
Inventories	(8.7)	(17.8)
Other current assets	(6.0)	(34.7)
Accounts payable	(18.4)	(6.5)
Employee compensation and benefits	(5.7)	(5.1)
Other current liabilities	24.1	14.3
Other non-current assets and liabilities	(13.0)	20.8
Net cash provided by (used for) operating activities	81.6	125.1
Investing activities
Capital expenditures	(9.7)	(18.9)
Proceeds from sale of property and equipment	2.3	3.9
Acquisitions, net of cash acquired	(2.0)	(13.5)
Net cash provided by (used for) investing activities	(9.4)	(28.5)
Financing activities
Proceeds from long-term debt	1,000.0	—
Debt issuance costs	(9.9)	—
Cash provided at separation to Parent	(993.6)	—
Net transfers to Parent prior to separation	—	(74.9)
Shares issued to employees, net of shares withheld	5.0	—
Net cash provided by (used for) financing activities	1.5	(74.9)
Effect of exchange rate changes on cash and cash equivalents	(9.1)	(7.2)
Change in cash and cash equivalents	64.6	14.5
Cash and cash equivalents, beginning of period	26.9	21.5
Cash and cash equivalents, end of period	$91.5	$36.0
See accompanying notes to condensed consolidated and combined financial statements.

nVent Electric plc
Condensed Consolidated and Combined Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained Earnings	Net Parent investment	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2017	—	$—	$—	$—	$3,848.4	$(57.1)	$3,791.3
Net income	—	—	—	42.1	53.5	—	95.6
Cumulative effect of accounting changes	—	—	—	—	(172.7)	—	(172.7)
Other comprehensive income, net of tax	—	—	—	—	—	(39.2)	(39.2)
Net transfers from Parent	—	—	—	—	5.7	—	5.7
Cash provided at separation to Parent Company	—	—	—	—	(993.6)	—	(993.6)
Reclassification of Net Parent investment to additional paid-in capital	—	—	2,741.3	—	(2,741.3)	—	—
Issuance of common stock upon separation	178.4	1.8	—	—	—	—	1.8
Exercise of options, net of shares tendered for payment	0.6	—	5.5	—	—	—	5.5
Shares surrendered by employees to pay taxes	—	—	(0.5)	—	—	—	(0.5)
Share-based compensation	—	—	2.5	—	—	—	2.5
Balance - June 30, 2018	179.0	$1.8	$2,748.8	$42.1	$—	$(96.3)	$2,696.4

In millions	Ordinary shares		Additional paid-in capital	Retained Earnings	Net Parent investment	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2016	—	$—	$—	$—	$3,546.3	$(60.6)	$3,485.7
Net income	—	—	—	—	126.0	—	126.0
Other comprehensive income, net of tax	—	—	—	—	—	28.4	28.4
Net transfers from Parent	—	—	—	—	178.1	—	178.1
Balance - June 30, 2017	—	$—	$—	$—	$3,850.4	$(32.2)	$3,818.2
See accompanying notes to condensed consolidated and combined financial statements.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

1.Basis of Presentation and Responsibility for Interim Financial Statements
Business
nVent Electric plc ("nVent," "we," "us," "our" or the "Company") is a leading global provider of electrical connection and protection solutions. We believe our inventive electrical solutions enable safer systems and ensure a more secure world. We design, manufacture, market, install and service high performance products and solutions that connect and protect some of the world's most sensitive equipment, buildings and critical processes. We offer a comprehensive range of enclosures, electrical connections and fastening and thermal management solutions across industry-leading brands that are recognized globally for quality, reliability and innovation. The Company is comprised of three reporting segments: Enclosures, Thermal Management and Electrical & Fastening Solutions.
The Company was incorporated in Ireland on May 30, 2017. Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the "U.K.") and therefore have tax residency in the U.K.
Separation from Pentair
On April 30, 2018, Pentair plc ("Pentair" or "Parent") completed the separation of its Water business and its Electrical business into two independent, publicly-traded companies (the "separation"). To effect the separation, Pentair distributed to its shareholders one ordinary share of nVent for every ordinary share of Pentair held as of the record date of April 17, 2018. As a result of the distribution, nVent is now an independent publicly-traded company and began "regular way" trading under the symbol "NVT" on the New York Stock Exchange on May 1, 2018.
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

Except where indicated, references below to transactions completed by nVent prior to April 30, 2018 refer to transactions completed by or on behalf of the Electrical reporting segment of Pentair that are reflected on the condensed consolidated and combined financial statements of nVent.
Basis of presentation
The accompanying unaudited condensed consolidated and combined financial statements of nVent have been prepared following the requirements of the SEC for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America ("GAAP") can be condensed or omitted. As these are condensed financial statements, one should also read our combined financial statements and notes thereto for the year ended December 31, 2017, which were included in the Information Statement.
We are responsible for the unaudited condensed consolidated and combined financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position, results of operations and cash flows for the interim periods presented.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
The financial statements for periods prior to April 30, 2018 were prepared on a stand-alone basis derived from the consolidated financial statements and records of Pentair as if nVent were operated on a stand-alone basis. These condensed consolidated and combined financial statements have been prepared in U.S. dollars (“USD”) and in accordance with GAAP.
Cost allocations
The condensed consolidated and combined financial statements of nVent include general corporate expenses of Pentair for certain support functions that were provided on a centralized basis prior to the separation, such as expenses related to executive management, finance, audit, legal, information technology, human resources, communications, facilities and employee benefits and compensation. These general corporate expenses are included in the Condensed Consolidated and Combined Statements of Income and Comprehensive Income within Selling, general and administrative expense and Other expense.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

The amounts allocated were $16.2 million and $14.6 million for the three months ended June 30, 2018 and 2017, respectively, of which $2.6 million and $9.5 million, respectively, were historically recorded to the Electrical segment in Pentair’s consolidated financial statements. The amounts allocated were $42.5 million and $32.5 million for the six months ended June 30, 2018 and 2017, respectively, of which $10.3 million and $15.5 million, respectively, were historically recorded to the Electrical segment in Pentair's consolidated financial statements. These expenses were allocated to nVent on the basis of direct usage when identifiable, with the remainder allocated based on a proportional basis of net sales, headcount or other measures.
nVent considers the allocation methodology regarding Pentair’s general corporate expenses to be reasonable for all periods presented. Nevertheless, the condensed consolidated and combined financial statements of nVent for periods prior to the separation may not reflect the actual expenses that would have been incurred and may not reflect nVent’s condensed consolidated and combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs for periods prior to the separation that would have been incurred if nVent had been a stand-alone company would depend on multiple factors including organization structure, capital structure and strategic decisions made in various areas, including information technology and infrastructure. Transactions between nVent and Pentair have been included in related party transactions in these unaudited condensed consolidated and combined financial statements and were considered to be effectively settled at the time the transaction was recorded. The total net effect of the settlement of these transactions is reflected in the Condensed Consolidated and Combined Statements of Cash Flows as a financing activity and in the Condensed Consolidated and Combined Balance Sheets as Net Parent investment. The Net Parent investment represents Pentair’s historical investment in nVent, the net effect of cost allocations from transactions with Pentair, net transfers of cash and assets to Pentair and nVent’s accumulated earnings. See Note 10 for a further description of related party transactions and Net Parent investment.
Prior to the separation, transfers of cash, both to and from Pentair’s centralized cash management system were reflected as a component of Net Parent investment in the Condensed Consolidated and Combined Balance Sheets and as a financing activity on the Condensed Consolidated and Combined Statements of Cash Flows. For periods prior to the separation, the cash and cash equivalents held by Pentair at the corporate level were not attributed to nVent, as legal ownership remained with the former Parent.
For periods prior to the separation, certain nVent operations were included in Pentair’s U.S. federal and state income tax returns, and substantially all income taxes on those operations have been paid by Pentair. Income tax expense and other income tax related information contained in these condensed consolidated and combined financial statements for periods prior to the separation are presented on a separate return approach as if nVent filed its own tax returns. Under this approach, the provision for income taxes represents income tax paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year calculated as if nVent was a stand-alone taxpayer filing hypothetical income tax returns where applicable. Current income tax liabilities are assumed to be immediately settled with Pentair and are relieved through the Net Parent investment account and the Net transfers to Parent in the Condensed Consolidated and Combined Statements of Cash Flows.
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
The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other post-retirement plans on our Condensed Consolidated and Combined Statements of Income and Comprehensive Income was as follows:

	Three months ended June 30, 2017			Six months ended June 30, 2017
In millions	Prior to Adoption	As Revised	Effect of Change	Prior to Adoption	As Revised	Effect of Change
Selling, general and administrative	$110.7	$109.3	$(1.4)	$232.2	$229.4	$(2.8)
Operating income	88.1	89.5	1.4	154.3	157.1	2.8
Other expense	—	1.4	1.4	—	2.8	2.8

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

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
The impact of adopting the new standard primarily relates to the accounting for certain custom products manufactured by our Enclosures segment. Previously revenue was recognized for these custom products upon shipment. However, as these products have no alternative use to the Company and we have an enforceable right to payment for our performance completed to date, revenue related to these custom products will now be recognized over time. Additionally, the new revenue standard resulted in reclassifications on the Condensed Consolidated and Combined Balance Sheets related to accounting for sales returns.
The impact of adoption of the new revenue standard on our Condensed Consolidated and Combined Statements of Income and Comprehensive Income for the three and six months ended June 30, 2018 and Condensed Consolidated and Combined Balance Sheets as of June 30, 2018 was not material.
The cumulative effect of the changes made to our January 1, 2018 Condensed Consolidated and Combined Balance Sheets from the modified retrospective adoption of ASU 2016-16 and ASU 2014-09 was as follows:

Condensed Consolidated and Combined Balance Sheets
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
New accounting standards issued but not yet adopted
In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, "Leases" ("the new lease standard" or "ASC 842"), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. The new lease standard requirements are effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and early adoption is permitted. The Company has begun evaluating the new lease standard, including the review and implementation of the necessary changes to our existing processes and systems that will be required to implement the new lease standard. While we are unable to quantify the impact at this time, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated balance sheets resulting in the recording of right of use assets and lease obligations.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

We currently do not expect ASC 842 to have a material effect on either our Consolidated and Combined Statements of Income and Comprehensive Income or Consolidated and Combined Statements of Cash Flows. We plan to adopt ASC 842 in the first quarter of 2019.
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
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time accounted for 72% and 87% of our revenue for the three-month periods ended June 30, 2018 and 2017, respectively, and 72% and 86% of our revenue for the six-month periods ended June 30, 2018 and 2017, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 28% and 13% of our revenue for the three-month periods ended June 30, 2018 and 2017, respectively, and 28% and 14% of our revenue for the six-month periods ended June 30, 2018 and 2017, respectively. The increase in our revenue recognized on an over time basis in the first six months of 2018 compared to the first six months of 2017 is primarily the result of the impact of the new revenue standard for certain custom products manufactured by our Enclosures segment. Previously, revenue was recognized for these custom products upon shipment. However, as these products have no alternative use to the Company and we have an enforceable right to payment for our performance completed to date, revenue related to these custom products will now be recognized over time.
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
On June 30, 2018, we had $58.2 million of remaining performance obligations on contracts with original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next twelve to eighteen months.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

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
Pricing is established at or prior to the time of sale with our customers and we record sales at the agreed-upon net selling price. However, certain of our businesses allow customers to apply for a refund of a percentage of the original purchase price if they can demonstrate sales to a qualifying end customer. We use the expected value method to estimate the anticipated refund to be paid based on historical experience and reduce sales for the probable cost of the discount. The cost of these refunds is recorded as a reduction of transaction price.
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
Shipping and handling costs
Amounts billed to customers for shipping and handling activities after the customer obtains control are treated as a promised service performance obligation and recorded in Net sales in the accompanying Condensed Consolidated and Combined Statements of Income and Comprehensive Income. Shipping and handling costs incurred by nVent for the delivery of goods to customers are considered a cost to fulfill the contract and are included in Cost of goods sold in the accompanying Condensed Consolidated and Combined Statements of Income and Comprehensive Income.
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
Contract assets are recorded within Other current assets and contract liabilities are recorded within Other current liabilities in the Condensed Consolidated and Combined Balance Sheets.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

Contract assets and liabilities consisted of the following:

In millions	June 30, 2018	December 31, 2017	$ Change	% Change
Contract assets	$73.7	$69.9	$3.8	5.4%
Contract liabilities	15.2	14.3	0.9	6.3%
Net contract assets (liabilities)	$58.5	$55.6	$2.9	5.2%
The $2.9 million increase in net contract assets from December 31, 2017 to June 30, 2018 was primarily the result of timing of milestone payments. The majority of our contract liabilities at December 31, 2017 were recognized in revenue as of June 30, 2018. There were no impairment losses recognized on our contract assets for the six months ended June 30, 2018.
Practical expedients and exemptions
We generally expense incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are recorded in Selling, general and administrative expense in the Condensed Consolidated and Combined Statements of Income and Comprehensive Income.
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
Geographic net sales information by segment, based on geographic destination of the sale, was as follows:

	Three months ended June 30, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$178.5	$74.5	$103.3	$356.3
Developed Europe (1)	47.7	39.9	28.1	115.7
Developing (2)	26.7	19.9	12.2	58.8
Other Developed (3)	2.7	4.7	4.5	11.9
Total	$255.6	$139.0	$148.1	$542.7
(1) - Includes Western Europe and Eastern Europe in European Union.
(2) - Developing includes China, Eastern Europe not in European Union, Latin America, the Middle East and Southeast Asia.
(3) - Other Developed includes Australia and Japan.

	Six months ended June 30, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$351.1	$157.6	$196.6	$705.3
Developed Europe (1)	102.0	79.7	55.7	237.4
Developing (2)	51.0	40.0	24.7	115.7
Other Developed (3)	5.6	9.6	8.0	23.2
Total	$509.7	$286.9	$285.0	$1,081.6
(1) - Includes Western Europe and Eastern Europe in European Union.
(2) - Developing includes China, Eastern Europe not in European Union, Latin America, the Middle East and Southeast Asia.
(3) - Other Developed includes Australia and Japan.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

	Three months ended June 30, 2017
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$167.5	$76.3	$99.2	$343.0
Developed Europe (1)	40.1	48.2	24.5	112.8
Developing (2)	23.1	12.8	11.9	47.8
Other Developed (3)	3.4	2.6	3.6	9.6
Total	$234.1	$139.9	$139.2	$513.2
(1) - Includes Western Europe and Eastern Europe in European Union.
(2) - Developing includes China, Eastern Europe not in European Union, Latin America, the Middle East and Southeast Asia.
(3) - Other Developed includes Australia and Japan.

	Six months ended June 30, 2017
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$329.1	$153.3	$187.7	$670.1
Developed Europe (1)	80.8	87.9	47.4	216.1
Developing (2)	44.0	38.1	27.8	109.9
Other Developed (3)	6.7	6.0	6.6	19.3
Total	$460.6	$285.3	$269.5	$1,015.4
(1) - Includes Western Europe and Eastern Europe in European Union.
(2) - Developing includes China, Eastern Europe not in European Union, Latin America, the Middle East and Southeast Asia.
(3) - Other Developed includes Australia and Japan.
Vertical net sales information by segment was as follows:

	Three months ended June 30, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$156.8	$57.5	$29.7	$244.0
Commercial & Residential	21.7	43.8	83.9	149.4
Energy	27.7	36.1	13.9	77.7
Infrastructure	49.4	1.6	20.6	71.6
Total	$255.6	$139.0	$148.1	$542.7

	Six months ended June 30, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$314.1	$118.2	$55.2	$487.5
Commercial & Residential	42.2	89.9	163.4	295.5
Energy	55.3	76.1	26.1	157.5
Infrastructure	98.1	2.7	40.3	141.1
Total	$509.7	$286.9	$285.0	$1,081.6

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

	Three months ended June 30, 2017
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$144.2	$59.2	$25.4	$228.8
Commercial & Residential	21.6	36.8	80.6	139.0
Energy	23.8	43.0	13.4	80.2
Infrastructure	44.5	0.9	19.8	65.2
Total	$234.1	$139.9	$139.2	$513.2

	Six months ended June 30, 2017
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$284.4	$116.4	$48.5	$449.3
Commercial & Residential	43.7	74.7	155.1	273.5
Energy	47.7	92.8	27.8	168.3
Infrastructure	84.8	1.4	38.1	124.3
Total	$460.6	$285.3	$269.5	$1,015.4

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

3.	Restructuring
During the six months ended June 30, 2018, we continued execution of certain business restructuring initiatives, which we initiated in the year ended December 31, 2017, aimed at reducing our fixed cost structure and realigning our business. Initiatives during the six months ended June 30, 2018 included the reduction in hourly and salaried headcount of approximately 50 employees.
Restructuring related costs included in Selling, general and administrative expense in the Condensed Consolidated and Combined Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended		Six months ended
In millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Severance and related costs	$2.3	$3.7	$5.1	$12.8
Other	—	—	—	0.2
Total restructuring costs	$2.3	$3.7	$5.1	$13.0
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended		Six months ended
In millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Enclosures	$0.9	$2.0	$1.2	$5.1
Thermal Management	0.6	1.2	2.7	6.8
Electrical & Fastening Solutions	0.6	0.5	1.0	1.1
Other	0.2	—	0.2	—
Total	$2.3	$3.7	$5.1	$13.0
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated and Combined Balance Sheets is summarized as follows for the six months ended June 30, 2018:

In millions	June 30, 2018
Beginning balance	$5.1
Costs incurred	5.1
Cash payments and other	(5.8)
Ending balance	$4.4

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

4.	Earnings Per Share
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
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$43.3	$70.7	$95.6	$126.0
Weighted average ordinary shares outstanding
Basic	178.5	179.0	178.7	179.0
Dilutive impact of stock options, restricted stock units and performance share units	2.3	2.2	2.3	2.2
Diluted	180.8	181.2	181.0	181.2
Earnings per ordinary share
Basic earnings per ordinary share	$0.24	$0.39	$0.53	$0.70
Diluted earnings per ordinary share	$0.24	$0.39	$0.53	$0.70
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.9	0.4	0.7	0.4

5.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2017	Acquisitions/ divestitures	Foreign currency translation/other	June 30, 2018
Enclosures	$274.8	$—	$(2.1)	$272.7
Thermal Management	927.1	—	(2.2)	924.9
Electrical & Fastening Solutions	1,036.3	1.8	—	1,038.1
Total goodwill	$2,238.2	$1.8	$(4.3)	$2,235.7
In January 2018, we completed an acquisition as part of our Electrical & Fastening Solutions segment with a purchase price of $2.0 million in cash, net of cash acquired.
Identifiable intangible assets consisted of the following:

	June 30, 2018			December 31, 2017
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,150.6	$(237.0)	$913.6	$1,153.0	$(207.5)	$945.5
Proprietary technology and patents	14.8	(5.5)	9.3	14.6	(4.8)	9.8
Total definite-life intangibles	1,165.4	(242.5)	922.9	1,167.6	(212.3)	955.3
Indefinite-life intangibles
Trade names	281.3	—	281.3	281.3	—	281.3
Total intangibles	$1,446.7	$(242.5)	$1,204.2	$1,448.9	$(212.3)	$1,236.6

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

Identifiable intangible asset amortization expense was $15.2 million and $15.3 million for the three months ended June 30, 2018 and 2017, respectively, and $30.6 million and $30.6 million for the six months ended June 30, 2018 and 2017, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2018 and the next five years is as follows:

	Q3-Q4
In millions	2018	2019	2020	2021	2022	2023
Estimated amortization expense	$30.3	$60.5	$60.4	$59.2	$59.1	$58.9

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

6.	Supplemental Balance Sheet Information

In millions	June 30, 2018	December 31, 2017
Inventories
Raw materials and supplies	$62.9	$64.3
Work-in-process	25.0	25.2
Finished goods	138.8	134.6
Total inventories	$226.7	$224.1
Other current assets
Cost in excess of billings	$73.7	$69.9
Prepaid expenses	46.8	29.3
Prepaid income taxes	12.2	31.3
Other current assets	3.8	1.8
Total other current assets	$136.5	$132.3
Property, plant and equipment, net
Land and land improvements	$38.5	$39.1
Buildings and leasehold improvements	167.3	170.2
Machinery and equipment	405.3	402.0
Construction in progress	13.4	11.5
Total property, plant and equipment	624.5	622.8
Accumulated depreciation and amortization	363.4	357.0
Total property, plant and equipment, net	$261.1	$265.8
Other non-current assets
Prepaid income taxes	$—	$201.5
Deferred compensation plan assets	24.5	25.1
Other non-current assets	31.6	25.2
Total other non-current assets	$56.1	$251.8
Other current liabilities
Accrued rebates	$36.5	$42.9
Billings in excess of cost	9.4	9.8
Accrued taxes payable	55.2	41.8
Other current liabilities	59.5	46.8
Total other current liabilities	$160.6	$141.3
Other non-current liabilities
Income taxes payable	$50.5	$57.6
Deferred compensation plan liabilities	24.5	25.1
Other non-current liabilities	3.5	4.0
Total other non-current liabilities	$78.5	$86.7

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

7.	Derivatives and Financial Instruments
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
At June 30, 2018 and December 31, 2017, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $27.2 million and $10.7 million, respectively. The impact of these contracts on the Condensed Consolidated and Combined Statements of Income and Comprehensive Income was not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of Accumulated Other Comprehensive Loss and into Selling, general and administrative expense in the Condensed Consolidated and Combined Statements of Income and Comprehensive Income when the hedged item affects earnings. Such reclassifications during the three and six months ended June 30, 2018 and 2017 were not material.
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

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	June 30, 2018		December 31, 2017
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$200.3	$200.3	$—	$—
Fixed rate debt	800.0	798.8	—	—
Total debt	$1,000.3	$999.1	$—	$—
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	June 30, 2018
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(1.0)	$—	$(1.0)
Deferred compensation plan assets	21.3	3.2	—	24.5
Total recurring fair value measurements	$21.3	$2.2	$—	$23.5

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

	December 31, 2017
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.7	$—	$0.7
Deferred compensation plan assets	22.9	2.2	—	25.1
Total recurring fair value measurements	$22.9	$2.9	$—	$25.8
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

8.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of June 30, 2018	Maturity Year	June 30, 2018	December 31, 2017
Senior notes - fixed rate(1)	3.950%	2023	$300.0	$—
Senior notes - fixed rate(1)	4.550%	2028	500.0	—
Term loan facility	3.466%	2023	200.0	—
Other	N.M.	2018	0.3	—
Unamortized debt issuance costs and discounts	N/A	N/A	(6.3)	—
Total debt			994.0	—
Less: Current maturities and short-term borrowings			(10.3)	—
Long-term debt			$983.7	$—
(1) Senior notes are fully and unconditionally guaranteed as to payment by nVent Electric plc
N.M. Not Meaningful
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
Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. In April 2018, we drew $200.0 million under the Term Loan Facility. There were no outstanding borrowings under the Revolving Credit Facility as of June 30, 2018.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of June 30, 2018, we were in compliance with all financial covenants in our debt agreements.
Debt outstanding, excluding unamortized issuance costs and discounts, at June 30, 2018 matures on a calendar year basis as follows:

	Q3-Q4
In millions	2018	2019	2020	2021	2022	2023	Thereafter	Total
Contractual debt obligation maturities	$5.3	$12.5	$17.5	$20.0	$20.0	$425.0	$500.0	$1,000.3

9.	Income Taxes
The effective income tax rate for the six months ended June 30, 2018 was 16.7%, compared to 18.2% for 2017. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The liability for uncertain tax positions was $21.2 million and $24.6 million at June 30, 2018 and December 31, 2017, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, on the Condensed Consolidated and Combined Statements of Income and Comprehensive Income, which is consistent with our past practices.
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
The amount recorded in the fourth quarter of 2017 related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was an increase to income tax expense of $37.2 million. The determination of the transition tax requires additional analysis regarding the amount and composition of the Company’s historical foreign earnings and foreign tax credit position.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

We have not made any additional measurement-period adjustments related to these items during the quarter. However, we are continuing to gather additional information to complete our accounting for these items and expect to complete the analysis required to complete our accounting within the prescribed measurement period.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

10.	Related Party Transactions and Net Parent Investment
Sales to Pentair by nVent were not material for the three and six months ended June 30, 2018 and 2017.
During the periods prior to the separation, nVent engaged in cash pooling arrangements with related parties managed centrally by the Parent.
The Parent’s business model prior to the separation included a combination of stand-alone and combined business functions between Pentair and nVent, varying by region and country. The condensed consolidated and combined financial statements of nVent include allocations of these costs between Pentair and nVent for periods prior to the separation. Such allocations are estimates, and also may not represent the cost of such services if performed on a stand-alone basis. See further description of cost allocations in Note 1.
The Condensed Consolidated and Combined Balance Sheets of nVent for periods prior to the separation include certain of the Parent assets and liabilities that are specifically identifiable or otherwise attributable to nVent and were transferred to nVent upon completion of the separation. Transactions between nVent and Pentair prior to the separation are considered to be effectively settled at the time the transaction was recorded. The net effect of these transactions is included in the Condensed Consolidated and Combined Statements of Cash Flows as Net transfers to Parent.
Net Parent investment in the Condensed Consolidated and Combined Balance Sheets represents the Parent’s historical investment in the Company, the net effect of cost allocations from transactions with the Parent, net transfers of cash and assets to the Parent and nVent’s accumulated earnings.

11.	Benefit Plans
We sponsor defined-benefit pension plans and a post-retirement health plan. The defined benefit pension plans cover certain non-U.S. employees and retirees, and the pension benefits are based principally on an employee’s years of service and/or compensation levels near retirement. These plans are accounted for as defined benefit pension plans for purposes of the condensed consolidated and combined financial statements. Accordingly, the funded position of these plans and the related expense are recorded in the condensed consolidated and combined financial statements. The unfunded post-retirement health plan covers certain U.S. employees and retirees and provides a fixed monthly dollar credit for retiree health care expenses. The benefit obligation and related expense for this plan are included in the condensed consolidated and combined financial statements.
Components of net periodic benefit cost for our pension plans for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three months ended		Six months ended
In millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Service cost	$1.4	$1.4	$2.9	$2.8
Interest cost	1.1	0.9	2.2	1.8
Expected return on plan assets	(0.3)	(0.3)	(0.7)	(0.6)
Net actuarial loss	4.1	—	4.1	—
Net periodic benefit cost	$6.3	$2.0	$8.5	$4.0
As described in Note 1. Basis of Presentation and Responsibility of Interim Financial Statements, during the first quarter of 2018, the Company adopted ASU 2017-07. As a result, service costs are classified as employee compensation costs within Cost of goods sold and Selling, general and administrative expense within the Condensed Consolidated and Combined Statements of Income and Comprehensive Income. All other components of net periodic benefit cost are classified within Other expense for the periods presented.
Components of net periodic benefit cost for our other post-retirement plan for the three and six months ended June 30, 2018 and 2017 were not material.
Prior to the separation, certain Company employees participated in defined benefit pension plans and post-retirement health plans sponsored by Pentair ("Shared Plans"), which also included other Pentair participants. For purposes of these condensed consolidated and combined financial statements, the Company accounts for the Shared Plans as multi-employer benefit plans.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

Accordingly, the Company does not record an asset or liability to recognize the funded status of the Shared Plans. However, the Company does record expense attributable to its employees who participate in the Shared Plans, as well as expense allocated for Pentair’s corporate and shared functional employees. The total expense was $0.2 million and $1.8 million for the three months ended June 30, 2018 and 2017, respectively, and $0.9 million and $3.6 million for the six months ended June 30, 2018 and 2017, respectively. nVent did not assume any benefit obligation of the Shared Plans as a result of the separation.

12.	Share Plans
Prior to the separation on April 30, 2018, the Company's employees participated in stock-based compensation plans sponsored by Pentair. The share-based compensation expense recorded by the Company includes the expenses associated with employees historically attributable to the Company’s operations. Additionally, a portion of share-based compensation expense for Pentair’s corporate and shared functional employees has been allocated to the Company’s financial statements. Total share-based compensation expense, including allocated expense for Pentair’s corporate and shared functional employees, for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three months ended		Six months ended
In millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Restricted stock units	$1.6	$1.4	$2.7	$3.4
Stock options	0.8	0.7	1.3	2.5
Performance share units	0.6	0.5	1.4	2.9
Total share-based compensation expense	$3.0	$2.6	$5.4	$8.8
In April 2018, the Company's Board of Directors approved the 2018 Omnibus Incentive Plan under which the Company can issue equity awards in the future.
In the second quarter of 2018, we issued our annual share-based compensation grants under the nVent Electric plc 2018 Omnibus Incentive Plan to eligible employees. The total number of awards issued was 1.4 million, of which 0.3 million were restricted stock units, 0.9 million were stock options and 0.2 million were performance share units. The weighted-average grant date fair value of the restricted stock units, stock options and performance share units issued was $25.34, $5.04 and $25.34, respectively.
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends and using the following assumptions:

2018 Annual Grant
Risk-free interest rate	2.53%
Expected dividend yield	2.94%
Expected share price volatility	25.5%
Expected term (years)	6.1
These estimates require us to make assumptions based on historical results, observance of trends in our share price, changes in option exercise behavior, future expectations and other relevant factors. If other assumptions had been used, share-based compensation expense, as calculated and recorded under the accounting guidance, could have been affected.
We based the expected life assumption on historical experience as well as the terms and vesting periods of the options granted. For purposes of determining expected share price volatility, we considered a rolling average of historical volatility measured over a period approximately equal to the expected option term. The risk-free interest rate for periods that coincide with the expected life of the options is based on the U.S. Treasury Department yield curve in effect at the time of grant.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

13.	Shareholders' Equity
Share repurchases
On July 23, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million. The authorization expires on July 23, 2021.
Dividends
On July 23, 2018, the Board of Directors declared a quarterly cash dividend of $0.175 payable on August 17, 2018 to shareholders of record at the close of business on August 3, 2018.

14.	Segment Information
We evaluate performance based on net sales and segment income (loss) and use a variety of ratios to measure performance of our reporting segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Segment income (loss) represents operating income exclusive of intangible amortization, separation costs, net interest expense, costs of restructuring and other activities and other unusual non-operating items.
Financial information by reportable segment is as follows:

	Three months ended		Six months ended
In millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net sales
Enclosures	$255.6	$234.1	$509.7	$460.6
Thermal Management	139.0	139.9	286.9	285.3
Electrical & Fastening Solutions	148.1	139.2	285.0	269.5
Total	$542.7	$513.2	$1,081.6	$1,015.4
Segment income (loss)
Enclosures	$47.9	$45.7	$88.5	$86.0
Thermal Management	30.4	27.6	63.9	53.6
Electrical & Fastening Solutions	40.9	41.3	72.6	73.0
Other	(11.6)	(3.9)	(23.9)	(9.7)
Total	$107.6	$110.7	$201.1	$202.9
The following table presents a reconciliation of segment income to income before income taxes:

	Three months ended		Six months ended
In millions	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Segment income	$107.6	$110.7	$201.1	$202.9
Intangible amortization	(15.2)	(15.3)	(30.6)	(30.6)
Separation costs	(24.8)	(2.2)	(34.5)	(2.2)
Net interest expense	(9.3)	(0.1)	(9.9)	(0.2)
Restructuring and other	(2.3)	(3.7)	(5.1)	(13.0)
Other expense	(5.1)	(1.4)	(6.3)	(2.8)
Income before income taxes	$50.9	$88.0	$114.7	$154.1

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

15.	Commitments and Contingencies
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of June 30, 2018 and December 31, 2017 was not material.
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
As of June 30, 2018 and December 31, 2017, the outstanding value of bonds, letters of credit and bank guarantees totaled $73.4 million and $72.3 million, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to realize the anticipated benefits from the separation (as defined below); adverse effects on our business operations or financial results; the ability of our business to operate independently following the separation; changes in tax laws; the impact of the separation on our employees, customers and suppliers; overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve, including the impacts of tariffs; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and the Information Statement filed as exhibit 99.1 to our Current Report on Form 8-K/A, filed with the SEC on April 11, 2018 (the "Information Statement"). All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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
We operate across three segments: Enclosures, Thermal Management, and Electrical & Fastening Solutions, which represented approximately 47%, 27% and 26% of total revenues during the first six months of 2018, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

•	Enclosures—The Enclosures segment provides inventive solutions that protect, connect and manage heat in critical electronics, communication, control, and power equipment. From metallic and non-metallic enclosures to cabinets, subracks and backplanes, it offers the physical infrastructure to host, connect and protect server and network equipment, as well as indoor and outdoor protection for broadband voice, data and video surveillance applications in industrial, infrastructure, commercial, and energy verticals.

•
Thermal Management—The Thermal Management segment provides electric thermal solutions that connect and protect critical buildings, infrastructure, industrial processes and people. Its thermal management systems include heat tracing, floor heating, fire-rated and specialty wiring, sensing and snow melting and de-icing solutions for use in industrial, energy, commercial & residential and infrastructure verticals. Its highly reliable and easy to install solutions lower total cost of ownership to building owners, facility managers, operators and end users.

•
Electrical & Fastening Solutions—The Electrical & Fastening Solutions segment provides fastening solutions that connect and protect electrical and mechanical systems and civil structures. Its engineered electrical and fastening products are used across a wide range of verticals, including commercial, industrial, infrastructure and energy.

On April 30, 2018, Pentair plc ("Pentair" or "Parent") completed the separation of its Water business and its Electrical business into two independent, publicly-traded companies (the "separation"). To effect the separation, Pentair distributed to its shareholders one ordinary share of nVent for every ordinary share of Pentair held as of the record date of April 17, 2018. As a result of the distribution, nVent is now an independent publicly-traded company and began regular way trading under the symbol "NVT" on the New York Stock Exchange on May 1, 2018.
The Company was incorporated in Ireland on May 30, 2017. Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the "U.K.") and therefore have tax residency in the U.K.
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2017 and the first six months of 2018 and will likely impact our results in the future:

•
We have identified specific product and geographic market opportunities that we find attractive and continue to pursue, both within and outside the U.S. We are reinforcing our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these markets, our organic sales growth will likely be limited or may decline.

•
We have experienced material and other cost inflation. We strive for productivity improvements and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment, including the impacts of tariffs, will result in continuing price volatility for many of our raw materials and purchased components and we are uncertain as to the timing and impact of these market changes.

•
During 2017 and the first six months of 2018, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect that these actions will contribute to margin growth in 2018.

In 2018, our operating objectives include the following:

•	Achieving differentiated revenue growth through new products and solutions and market expansion in key developing regions;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Optimizing our technological capabilities to increasingly generate innovative new and connected products; and

•	Focusing on developing global talent in light of our global presence.
The financial statements for periods prior to April 30, 2018 were prepared on a stand-alone basis derived from the consolidated financial statements and records of Pentair as if nVent were operated on a stand-alone basis.
For periods prior to the separation, the condensed consolidated and combined financial statements of nVent include general corporate expenses of Pentair for certain support functions that were provided on a centralized basis, such as expenses related to executive management, finance, audit, legal, information technology, human resources, communications, facilities and employee benefits and compensation. These general corporate expenses are included in the Condensed Consolidated and Combined Statements of Income and Comprehensive Income within Selling, general and administrative expense and Other expense. These expenses have been allocated to nVent on the basis of direct usage when identifiable, with the remainder allocated based on a proportional basis of net sales, headcount or other measures. nVent considers the allocation methodology regarding Pentair’s general corporate expenses to be reasonable for periods presented prior to the separation. Nevertheless, the condensed consolidated and combined financial statements of nVent for periods prior to the separation may not reflect the actual expenses that would have been incurred and may not reflect nVent’s condensed consolidated and combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented.

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS
The consolidated and combined results of operations for the three months ended June 30, 2018 and 2017 were as follows:

	Three months ended
In millions	June 30, 2018	June 30, 2017	$ change	% / point change
Net sales	$542.7	$513.2	$29.5	5.7%
Cost of goods sold	323.3	303.5	19.8	6.5%
Gross profit	219.4	209.7	9.7	4.6%
% of net sales	40.4%	40.9%		(0.5	) pts

Selling, general and administrative	143.1	109.3	33.8	30.9%
% of net sales	26.4%	21.3%		5.1	pts
Research and development	11.0	10.9	0.1	0.9%
% of net sales	2.0%	2.1%		(0.1	) pts

Operating income	65.3	89.5	(24.2)	(27.0)%
% of net sales	12.0%	17.4%		(5.4	) pts

Net interest expense	9.3	0.1	9.2	N.M.
Other expense	5.1	1.4	3.7	N.M.

Income before income taxes	50.9	88.0	(37.1)	(42.2)%
Provision for income taxes	7.6	17.3	(9.7)	(56.1)%
Effective tax rate	14.9%	19.7%		(4.8	) pts
N.M. Not Meaningful

The consolidated and combined results of operations for the six months ended June 30, 2018 and June 30, 2017 were as follows:

	Six months ended
In millions	June 30, 2018	June 30, 2017	$ change	% / point change
Net sales	$1,081.6	$1,015.4	$66.2	6.5%
Cost of goods sold	653.3	607.0	46.3	7.6%
Gross profit	428.3	408.4	19.9	4.9%
% of net sales	39.6%	40.2%		(0.6	) pts

Selling, general and administrative	275.0	229.4	45.6	19.9%
% of net sales	25.4%	22.6%		2.8	pts
Research and development	22.4	21.9	0.5	2.3%
% of net sales	2.1%	2.2%		(0.1	) pts

Operating income	130.9	157.1	(26.2)	(16.7)%
% of net sales	12.1%	15.4%		(3.3	) pts

Net interest expense	9.9	0.2	9.7	N.M.
Other expense	6.3	2.8	3.5	N.M.

Income before income taxes	114.7	154.1	(39.4)	(25.6)%
Provision for income taxes	19.1	28.1	(9.0)	(32.0)%
Effective tax rate	16.7%	18.2%		(1.5	) pts
N.M. Not Meaningful

Net sales
The components of the consolidated and combined net sales change from the prior period were as follows:

	Three months ended June 30, 2018	Six months ended June 30, 2018
	over the prior year period	over the prior year period
Volume	2.1%	2.3%
Price	1.7	1.2
Organic growth	3.8	3.5
Currency	1.9	3.0
Total	5.7%	6.5%
The 5.7 and 6.5 percentage point increases in net sales in the second quarter and first half of 2018, respectively, from 2017 were primarily the result of:

•
organic sales growth of approximately 2.0% and 2.5% from our industrial business in the second quarter and first half of 2018 from 2017, respectively, and approximately 1.5% from our commercial & residential business during both the second quarter and first half of 2018 from 2017; and

•	favorable foreign currency effects for the three and six months ended June 30, 2018.
These increases were partially offset by:

•	slowdown in capital spending impacting the energy business, driving lower organic sales of approximately 1.0% and 1.5% during the second quarter and first half of 2018 from 2017, respectively.

Gross profit
The 0.5 and 0.6 percentage point decreases in gross profit as a percentage of sales in the second quarter and first half of 2018, respectively, from 2017 were primarily the result of:

•	inflationary increases related to certain raw materials, labor and freight costs; and

•	organic sales decline in our energy business, which resulted in decreased leverage on fixed expenses included in cost of goods sold.
These decreases were partially offset by:

•	organic sales growth in our industrial and commercial & residential businesses; and

•	higher contribution margin as a result of savings generated from our lean and supply management practices.
Selling, general and administrative ("SG&A")
The 5.1 and 2.8 percentage point increases in SG&A expense as a percentage of sales in the second quarter and first half of 2018, respectively, from 2017 were primarily the result of:

•
$24.8 million and $34.5 million of non-recurring separation related costs incurred in the second quarter and first half of 2018, respectively, to prepare nVent to operate as an independent stand-alone public company, primarily related to information technology, legal, advisory and other professional fees; and

•	increased investment in sales and marketing to drive growth.
These increases were partially offset by:

•	organic sales growth in our industrial and commercial & residential businesses, which resulted in increased leverage on operating expenses; and

•
restructuring costs of $2.3 million and $5.1 million in the second quarter and first half of 2018, respectively, compared to $3.7 million and $13.0 million in the second quarter and first half of 2017, respectively.

Provision for income taxes
The 4.8 and 1.5 percentage point decreases in the effective tax rate in the second quarter and first half of 2018, respectively, were primarily the result of:

•	the favorable impact of discrete items that occurred during the second quarter of 2018 that did not occur in the same period during 2017; and

•	the mix of global earnings toward lower tax jurisdictions, including the favorable impact of U.S. tax reform legislation.
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
Enclosures
The net sales and segment income for the Enclosures segment were as follows:

	Three months ended				Six months ended
In millions	June 30, 2018	June 30, 2017	% / point change		June 30, 2018	June 30, 2017	% / point change
Net sales	$255.6	$234.1	9.2%		$509.7	$460.6	10.7%
Segment income	47.9	45.7	4.8%		88.5	86.0	2.9%
% of net sales	18.7%	19.5%	(0.8	) pts	17.4%	18.7%	(1.3	) pts

Net sales
The components of the change in the Enclosures segment net sales were as follows:

	Three months ended June 30, 2018	Six months ended June 30, 2018
	over the prior year period	over the prior year period
Volume	6.3%	7.9%
Price	1.2	0.3
Organic growth	7.5	8.2
Currency	1.7	2.5
Total	9.2%	10.7%
The 9.2 and 10.7 percent increases in Enclosures net sales in the second quarter and first half of 2018, respectively, from 2017 were primarily the result of:

•
organic sales growth of approximately 4.0% and 5.0% from our industrial business in the second quarter and first half of 2018 from 2017, respectively, and approximately 1.5% and 2.0% from our infrastructure business in the second quarter and first half of 2018 from 2017, respectively; and

•	favorable foreign currency effects for the three and six months ended June 30, 2018.
Segment income
The components of the change in the Enclosures segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2018		Six months ended June 30, 2018
	over the prior year period		over the prior year period
Growth	1.1	pts	1.9	pts
Inflation	(3.0)		(3.2)
Productivity/Price	1.1		—
Total	(0.8	) pts	(1.3	) pts
The 0.8 and 1.3 percentage point decreases in segment income for Enclosures as a percentage of net sales in the second quarter and first half of 2018, respectively, from 2017 were primarily the result of:

•	inflationary increases related to certain raw materials, labor and freight costs; and

•
higher cost of sales due to manufacturing footprint rationalization and a new U.S. distribution center. We expect these investments will result in increased productivity and operating leverage in future periods.

These decreases were partially offset by:

•	organic sales growth in our industrial and infrastructure businesses, including selective increases in selling prices, which resulted in increased leverage on operating expenses; and

•	higher contribution margin as a result of savings generated from our lean and supply management practices.
Thermal Management
The net sales and segment income for the Thermal Management segment were as follows:

	Three months ended				Six months ended
In millions	June 30, 2018	June 30, 2017	% / point change		June 30, 2018	June 30, 2017	% / point change
Net sales	$139.0	$139.9	(0.6)%		$286.9	$285.3	0.6%
Segment income	30.4	27.6	10.1%		63.9	53.6	19.2%
% of net sales	21.9%	19.7%	2.2	pts	22.3%	18.8%	3.5	pts

Net sales
The components of the change in the Thermal Management segment net sales were as follows:

	Three months ended June 30, 2018	Six months ended June 30, 2018
	over the prior year period	over the prior year period
Volume	(3.4)%	(3.9)%
Price	0.3	0.2
Organic growth	(3.1)	(3.7)
Currency	2.5	4.3
Total	(0.6)%	0.6%
The 0.6 percent decrease in Thermal Management net sales in the second quarter of 2018 from 2017 was primarily the result of:

•	slowdown in capital spending impacting the energy and industrial businesses, driving lower organic sales of approximately 5.5% and 2.5%, respectively.
This decrease was partially offset by:

•	favorable foreign currency effects for the three months ended June 30, 2018; and

•	organic sales growth of approximately 4.5% from our commercial & residential business.
The 0.6 percent increase in Thermal Management net sales in the first half of 2018 from 2017 was primarily the result of:

•	favorable foreign currency effects for the six months ended June 30, 2018; and

•	organic sales growth of approximately 4.5% from our commercial & residential business.
These increases were partially offset by:

•	slowdown in capital spending impacting the energy business, driving lower organic sales of approximately 7.5%.
Segment income
The components of the change in the Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2018		Six months ended June 30, 2018
	over the prior year period		over the prior year period
Growth	1.1	pts	3.1	pts
Inflation	(1.1)		(1.1)
Productivity/Price	2.2		1.5
Total	2.2	pts	3.5	pts
The 2.2 and 3.5 percentage point increases in segment income for Thermal Management as a percentage of net sales in the second quarter and first half of 2018, respectively, from 2017 were primarily the result of:

•	organic sales growth in our commercial & residential business, which resulted in increased leverage on operating expenses;

•	favorable mix as a result of the decline in lower margin long-cycle energy sales and growth in higher margin product sales; and

•	higher contribution margin as a result of savings generated from our lean and supply management practices.

These increases were partially offset by:

•	inflationary increases related to certain raw materials, labor and freight costs; and

•	organic sales decline in our energy business, which resulted in decreased leverage on operating expenses.
Electrical & Fastening Solutions
The components of the change in the Electrical & Fastening Solutions segment net sales were as follows:

	Three months ended				Six months ended
In millions	June 30, 2018	June 30, 2017	% / point change		June 30, 2018	June 30, 2017	% / point change
Net sales	$148.1	$139.2	6.4%		$285.0	$269.5	5.8%
Segment income	40.9	41.3	(1.0)%		72.6	73.0	(0.5)%
% of net sales	27.6%	29.7%	(2.1	) pts	25.5%	27.1%	(1.6	) pts
Net sales
The components of the change in the Electrical & Fastening Solutions segment net sales from the prior period were as follows:

	Three months ended June 30, 2018	Six months ended June 30, 2018
	over the prior year period	over the prior year period
Volume	0.7%	(0.4)%
Price	4.0	3.6
Organic growth	4.7	3.2
Currency	1.7	2.6
Total	6.4%	5.8%
The 6.4 and 5.8 percent increases in Electrical & Fastening Solutions net sales in the second quarter and first half of 2018, respectively, of 2018 from 2017 were primarily the result of:

•	favorable foreign currency effects for the three and six months ended June 30, 2018; and

•
organic sales growth of approximately 2.5% and 1.5% from our industrial business in the second quarter and first half of 2018 from 2017, respectively, and approximately 1.5% from our commercial & residential business during both the second quarter and first half of 2018 from 2017.

Segment income
The components of the change in the Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2018		Six months ended June 30, 2018
	over the prior year period		over the prior year period
Growth	(2.4	) pts	(1.6	) pts
Inflation	(3.0)		(2.9)
Productivity/Price	3.3		2.9
Total	(2.1	) pts	(1.6	) pts
The 2.1 and 1.6 percentage point decreases in segment income for Electrical & Fastening Solutions as a percentage of net sales in the second quarter and first half of 2018, respectively, from 2017 were primarily the result of:

•	inflationary increases related to certain raw materials, labor and freight costs; and

•	impact of unfavorable product mix.
These decreases were partially offset by:

•	higher contribution margin as a result of savings generated from our lean and supply management practices; and

•	selective increases in selling prices to mitigate inflationary cost increases.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. For periods prior to the separation, transfers of cash to and from Pentair’s cash management system have been reflected in the Net Parent investment in the historical Condensed Consolidated and Combined Balance Sheets, Condensed Consolidated and Combined Statements of Cash Flows and Condensed Consolidated and Combined Statements of Changes in Equity.
In connection with the separation, our capital structure and sources of liquidity changed significantly from our historical capital structure. Our businesses no longer participate in cash management and funding arrangements with Pentair. In connection with the separation, nVent Finance S.à r.l. (“nVent Finance”) entered into certain financing arrangements pursuant to which we had approximately $1.0 billion of indebtedness as of June 30, 2018. In April 2018, we transferred to Pentair all cash in excess of $50.0 million of nVent and its subsidiaries, as consideration for the contribution of the net assets of the Electrical Business to nVent by Pentair.
We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow and repaying debt, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position.

We experience seasonal cash flows primarily due to increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere and increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere.
Operating activities
Cash provided by operating activities was $81.6 million in the first six months of 2018, or $43.5 million lower than in the comparable period in 2017. The decrease in cash provided by operating activities was due primarily to a decrease in net income of $30.4 million, net of non-cash items such as depreciation and amortization, and increases in net working capital during the first six months of 2018 compared to the first six months of 2017.
Investing activities
Net cash used for investing activities was $9.4 million in the first six months of 2018, or $19.1 million lower than in the comparable period in 2017. Net cash used for investing activities in the first six months of 2018 primarily relates to capital expenditures of $9.7 million. Net cash used for investing activities in the first six months of 2017 relates primarily to capital expenditures of $18.9 million and cash paid for an acquisition of $13.5 million, net of cash acquired.
We anticipate capital expenditures for fiscal 2018 to be approximately $40 million, primarily for capacity expansions of manufacturing facilities, developing new products and general maintenance.
Financing activities
Prior to the separation, transfers of cash, both to and from Pentair’s centralized cash management system are reflected as a financing activity on the Condensed Consolidated and Combined Statements of Cash Flows.
The cash provided by financing activities for the first six months of 2018 primarily relates to $1.0 billion of proceeds from long-term debt described further below, offset by $993.6 million of cash provided at the separation to Pentair as consideration for the contribution of the net assets of the Electrical Business to nVent by Pentair.
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
Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. In April 2018, we drew $200.0 million under the Term Loan Facility. There were no outstanding borrowings under the Revolving Credit Facility as of June 30, 2018.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of June 30, 2018, we were in compliance with all financial covenants in our debt agreements.
As of June 30, 2018, we have $8.9 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Contractual obligations
The following summarizes our significant contractual debt and fixed-rate interest obligations that impact our liquidity. There have been no other material changes from the significant contractual obligations previously disclosed in our Information Statement.

	Q3-Q4
In millions	2018	2019	2020	2021	2022	2023	Thereafter	Total
Debt obligations	$5.3	$12.5	$17.5	$20.0	$20.0	$425.0	$500.0	$1,000.3
Interest obligations on fixed-rate debt	$19.3	$34.6	$34.6	$34.6	$34.6	$34.6	$114.0	$306.3
Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Condensed Consolidated and Combined Statements of Cash Flows, we also measure our free cash flow. Free cash flow is a non-GAAP financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of liquidity because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, make acquisitions, repay debt and repurchase shares. In addition, free cash flow is used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow:

	Six months ended
In millions	June 30, 2018	June 30, 2017
Net cash provided by (used for) operating activities	$81.6	$125.1
Capital expenditures	(9.7)	(18.9)
Proceeds from sale of property and equipment	2.3	3.9
Free cash flow	$74.2	$110.1

NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated and Combined Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.
CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated and combined financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our Information Statement, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated and combined financial statements. Significant changes to our critical accounting estimates as a result of adopting ASC 606 are discussed below:
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 30, 2018. For additional information, refer to our Information Statement.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2018 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to commercial disputes, product liability, asbestos, environmental, safety and health, patent infringement and employment matters.
While we believe that a material impact on our financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our financial position, results of operations and cash flows for the proceedings and claims described in the notes to our consolidated and combined financial statements could change in the future.
We are subject to various product liability lawsuits and personal injury claims. A substantial number of lawsuits and claims incurred prior to the effective date of the separation on April 30, 2018 are insured and accrued for by Pentair’s captive insurance subsidiary. Pentair’s captive insurance subsidiary records a liability for these claims based on actuarial projections of ultimate losses. Lawsuits and claims incurred after the separation are insured and accrued for by Tonka Bay, a captive insurance subsidiary of nVent. For all other claims, accruals covering the claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available. We have not experienced significant unfavorable trends in either the severity or frequency of product liability lawsuits or personal injury claims.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our Information Statement.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 23, 2018, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million. This authorization expires on July 23, 2021.
ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended June 30, 2018

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

10.2
Form of Executive Officer Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).

10.3
Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).

10.4
Form of Executive Officer Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).

10.5
nVent Electric plc Management Incentive Plan (incorporated by reference to Exhibit 10.5 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).

10.6
Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).

10.7
Form of Key Executive Employment and Severance Agreement for Beth A. Wozniak, Michael B. Faulconer, Lynnette R. Heath, Jon D. Lammers, Stacy P. McMahan, Thomas F. Pettit, Joseph A. Ruzynski, Benjamin R. Sommerness and Randolph A. Wacker (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).

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

10.10
nVent Electric plc Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).

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

10.15	Form of Key Executive Employment and Severance Agreement for Robert J. van der Kolk.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from nVent's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated and Combined Statements of Income and Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (ii) the Condensed Consolidated and Combined Balance Sheets as of June 30, 2018 and December 31, 2017, (iii) the Condensed Consolidated and Combined Statements of Cash Flows for the three and six months ended June 30, 2018 and 2017, (iv) the Condensed Consolidated and Combined Statements of Changes in Equity for the three and six months ended June 30, 2018 and 2017, and (v) Notes to Condensed Consolidated and Combined Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 26, 2018.

nVent Electric plc
Registrant

By	/s/ Stacy P. McMahan
Stacy P. McMahan
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President and Chief Accounting Officer