Form 10-Q
period 2018-09-30
nVent Electric plc
filed 2018-10-25
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 30, 2018, 179,425,993 shares of Registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated and Combined Statements of Income and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales	$563.9	$540.6	$1,645.5	$1,556.0
Cost of goods sold	334.8	320.5	988.1	927.5
Gross profit	229.1	220.1	657.4	628.5
Selling, general and administrative	124.1	110.0	399.1	339.4
Research and development	11.3	10.5	33.7	32.4
Operating income	93.7	99.6	224.6	256.7
Net interest expense	11.7	0.2	21.6	0.4
Other expense	0.9	1.4	7.2	4.2
Income before income taxes	81.1	98.0	195.8	252.1
Provision for income taxes	12.9	18.3	32.0	46.4
Net income	$68.2	$79.7	$163.8	$205.7
Comprehensive income, net of tax
Net income	$68.2	$79.7	$163.8	$205.7
Changes in cumulative translation adjustment	4.3	(31.8)	(33.2)	(3.9)
Changes in market value of derivative financial instruments, net of tax	0.5	—	(1.2)	0.5
Comprehensive income	$73.0	$47.9	$129.4	$202.3
Earnings per ordinary share
Basic	$0.38	$0.45	$0.92	$1.15
Diluted	$0.38	$0.44	$0.90	$1.14
Weighted average ordinary shares outstanding
Basic	179.3	179.0	178.8	179.0
Diluted	181.5	181.2	181.1	181.2
See accompanying notes to condensed consolidated and combined financial statements.

nVent Electric plc
Condensed Consolidated and Combined Balance Sheets (Unaudited)

	September 30, 2018	December 31, 2017
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$106.0	$26.9
Accounts and notes receivable, net of allowances of $6.2 and $8.4, respectively	365.5	349.3
Inventories	237.1	224.1
Other current assets	126.7	132.3
Total current assets	835.3	732.6
Property, plant and equipment, net	264.0	265.8
Other assets
Goodwill	2,237.6	2,238.2
Intangibles, net	1,190.0	1,236.6
Other non-current assets	56.2	251.8
Total other assets	3,483.8	3,726.6
Total assets	$4,583.1	$4,725.0
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$11.3	$—
Accounts payable	141.9	174.1
Employee compensation and benefits	74.0	75.5
Other current liabilities	198.1	141.3
Total current liabilities	425.3	390.9
Other liabilities
Long-term debt	932.7	—
Pension and other post-retirement compensation and benefits	179.0	176.7
Deferred tax liabilities	255.7	279.4
Other non-current liabilities	74.8	86.7
Total liabilities	1,867.5	933.7
Equity
Net Parent investment	—	3,848.4
Ordinary shares $0.01 par value, 400.0 authorized, 179.4 issued at September 30, 2018	1.8	—
Additional paid-in capital	2,757.8	—
Retained earnings	47.5	—
Accumulated other comprehensive loss	(91.5)	(57.1)
Total equity	2,715.6	3,791.3
Total liabilities and equity	$4,583.1	$4,725.0
See accompanying notes to condensed consolidated and combined financial statements.

nVent Electric plc
Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2018	September 30, 2017
Operating activities
Net income	$163.8	$205.7
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	27.6	27.3
Amortization	45.8	46.0
Deferred income taxes	(4.3)	(3.9)
Share-based compensation	9.3	11.4
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(21.7)	(33.6)
Inventories	(18.5)	(13.4)
Other current assets	(8.2)	(17.6)
Accounts payable	(28.1)	(16.8)
Employee compensation and benefits	4.0	1.3
Other current liabilities	30.0	57.8
Other non-current assets and liabilities	(17.1)	34.2
Net cash provided by (used for) operating activities	182.6	298.4
Investing activities
Capital expenditures	(28.5)	(25.1)
Proceeds from sale of property and equipment	2.3	3.9
Acquisitions, net of cash acquired	(2.0)	(13.6)
Net cash provided by (used for) investing activities	(28.2)	(34.8)
Financing activities
Net repayments of short-term borrowings	(0.3)	—
Proceeds from long-term debt	1,000.0	—
Repayments of long-term debt	(50.0)	—
Debt issuance costs	(9.9)	—
Cash provided at separation to Parent	(993.6)	—
Dividends paid	(31.4)	—
Net transfers to Parent prior to separation	—	(241.7)
Shares issued to employees, net of shares withheld	10.1	—
Net cash provided by (used for) financing activities	(75.1)	(241.7)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(16.2)
Change in cash and cash equivalents	79.1	5.7
Cash and cash equivalents, beginning of period	26.9	21.5
Cash and cash equivalents, end of period	$106.0	$27.2
See accompanying notes to condensed consolidated and combined financial statements.

nVent Electric plc
Condensed Consolidated and Combined Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained Earnings	Net Parent investment	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2017	—	$—	$—	$—	$3,848.4	$(57.1)	$3,791.3
Net income	—	—	—	110.3	53.5	—	163.8
Cumulative effect of accounting changes	—	—	—	—	(172.7)	—	(172.7)
Other comprehensive income, net of tax	—	—	—	—	—	(34.4)	(34.4)
Net transfers from Parent	—	—	—	—	5.7	—	5.7
Cash provided at separation to Parent	—	—	—	—	(993.6)	—	(993.6)
Reclassification of Net Parent investment to additional paid-in capital	—	—	2,741.3	—	(2,741.3)	—	—
Issuance of common stock upon separation	178.4	1.8	—	—	—	—	1.8
Dividends declared	—	—	—	(62.8)	—	—	(62.8)
Exercise of options, net of shares tendered for payment	0.9	—	11.2	—	—	—	11.2
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(1.1)	—	—	—	(1.1)
Share-based compensation	—	—	6.4	—	—	—	6.4
Balance - September 30, 2018	179.4	$1.8	$2,757.8	$47.5	$—	$(91.5)	$2,715.6

In millions	Ordinary shares		Additional paid-in capital	Retained Earnings	Net Parent investment	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2016	—	$—	$—	$—	$3,546.3	$(60.6)	$3,485.7
Net income	—	—	—	—	205.7	—	205.7
Other comprehensive income, net of tax	—	—	—	—	—	(3.4)	(3.4)
Net transfers from Parent	—	—	—	—	74.7	—	74.7
Balance - September 30, 2017	—	$—	$—	$—	$3,826.7	$(64.0)	$3,762.7
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
The amount allocated was $17.1 million for the three months ended September 30, 2017, of which $7.7 million was historically recorded to the Electrical segment in Pentair’s consolidated financial statements. The amounts allocated were $42.5 million and $49.6 million for the nine months ended September 30, 2018 and 2017, respectively, of which $10.3 million and $23.2 million, respectively, were historically recorded to the Electrical segment in Pentair's consolidated financial statements. These

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

expenses were allocated to nVent on the basis of direct usage when identifiable, with the remainder allocated based on a proportional basis of net sales, headcount or other measures.
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
The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other post-retirement plans on our Condensed Consolidated and Combined Statements of Income and Comprehensive Income was a reclassification of $1.4 million and $4.2 million for the three and nine months ended September 30, 2017, respectively, from Selling, general and administrative expense to Other expense.
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

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

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
The impact of adoption of the new revenue standard on our Condensed Consolidated and Combined Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2018 and Condensed Consolidated and Combined Balance Sheets as of September 30, 2018 was not material.
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
New accounting standards issued but not yet adopted

In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases" ("the new lease standard" or "ASC 842"), which requires an entity to recognize both assets and liabilities arising from financing and operating leases, along with additional qualitative and quantitative disclosures. In July 2018, the FASB issued ASU No. 2018-11, which provides entities with an additional transition method to adopt ASC 842. Under the new transition method, an entity initially applies the new lease standard at the adoption date, versus at the beginning of the earliest period presented, and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company intends to adopt the new lease guidance as of January 1, 2019 and expects to elect the transition method at the adoption date. In preparation for adoption of the new guidance, the Company has reviewed lease contracts and evaluated the impact of applying the package of practical expedients. Based on procedures performed to date, we expect the primary impact to our consolidated financial position upon adoption will be the recognition, on a discounted basis, of our minimum commitments under noncancelable operating leases on our consolidated and combined balance sheets resulting in the recording of right of use assets and lease obligations. We do not expect the new guidance to have a material impact on our Consolidated and Combined Statements of Income or our Consolidated and Combined Statement of Cash Flows. Adoption of this standard will require changes to our business processes, systems and controls. We are in the process of implementing such changes.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

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
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time accounted for 73% and 87% of our revenue for the three-month periods ended September 30, 2018 and 2017, respectively, and 72% and 86% of our revenue for the nine-month periods ended September 30, 2018 and 2017, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 27% and 13% of our revenue for the three-month periods ended September 30, 2018 and 2017, respectively, and 28% and 14% of our revenue for the nine-month periods ended September 30, 2018 and 2017, respectively. The increase in our revenue recognized on an over time basis in the first nine months of 2018 compared to the first nine months of 2017 is primarily the result of the impact of the new revenue standard for certain custom products manufactured by our Enclosures segment. Previously, revenue was recognized for these custom products upon shipment. However, as these products have no alternative use to the Company and we have an enforceable right to payment for our performance completed to date, revenue related to these custom products will now be recognized over time.
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
On September 30, 2018, we had $54.6 million of remaining performance obligations on contracts with original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next twelve to eighteen months.
Sales returns
The right of return may exist explicitly or implicitly with our customers. Our return policy allows for customer returns only upon our authorization. Goods returned must be product we continue to market and must be in salable condition. When the

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

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

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

Contract assets and liabilities consisted of the following:

In millions	September 30, 2018	December 31, 2017	$ Change	% Change
Contract assets	$68.2	$69.9	$(1.7)	(2.4)%
Contract liabilities	13.5	14.3	(0.8)	(5.6)%
Net contract assets (liabilities)	$54.7	$55.6	$(0.9)	(1.6)%
The $0.9 million decrease in net contract assets from December 31, 2017 to September 30, 2018 was primarily the result of timing of milestone payments. The majority of our contract liabilities at December 31, 2017 were recognized in revenue as of September 30, 2018. There were no impairment losses recognized on our contract assets for the nine months ended September 30, 2018.
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
Geographic net sales information by segment, based on geographic destination of the sale, was as follows:

	Three months ended September 30, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$179.7	$90.7	$104.1	$374.5
Developed Europe (1)	50.6	42.9	28.5	122.0
Developing (2)	26.0	20.7	11.0	57.7
Other Developed (3)	3.2	3.1	3.4	9.7
Total	$259.5	$157.4	$147.0	$563.9

	Nine months ended September 30, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$530.8	$248.3	$300.7	$1,079.8
Developed Europe (1)	152.6	122.6	84.2	359.4
Developing (2)	77.0	60.7	35.7	173.4
Other Developed (3)	8.8	12.7	11.4	32.9
Total	$769.2	$444.3	$432.0	$1,645.5

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

	Three months ended September 30, 2017
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$166.2	$82.5	$98.5	$347.2
Developed Europe (1)	45.1	47.1	25.8	118.0
Developing (2)	27.2	25.5	11.7	64.4
Other Developed (3)	3.2	4.0	3.8	11.0
Total	$241.7	$159.1	$139.8	$540.6

	Nine months ended September 30, 2017
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$495.3	$235.8	$286.2	$1,017.3
Developed Europe (1)	125.9	135.0	73.2	334.1
Developing (2)	71.2	63.6	39.5	174.3
Other Developed (3)	9.9	10.0	10.4	30.3
Total	$702.3	$444.4	$409.3	$1,556.0
(1) Developed Europe - Represents Western Europe and Eastern Europe included in European Union.
(2) Developing - Represents China, Eastern Europe not included in European Union, Latin America, Middle East and Southeast Asia.
(3) Other Developed - Represents Australia and Japan.

Vertical net sales information by segment was as follows:

	Three months ended September 30, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$161.1	$66.9	$29.3	$257.3
Commercial & Residential	22.8	45.5	85.5	153.8
Energy	24.5	43.7	13.8	82.0
Infrastructure	51.1	1.3	18.4	70.8
Total	$259.5	$157.4	$147.0	$563.9

	Nine months ended September 30, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$475.2	$185.1	$84.5	$744.8
Commercial & Residential	65.0	135.4	248.9	449.3
Energy	79.8	119.8	39.9	239.5
Infrastructure	149.2	4.0	58.7	211.9
Total	$769.2	$444.3	$432.0	$1,645.5

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

	Three months ended September 30, 2017
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$147.9	$74.2	$26.9	$249.0
Commercial & Residential	22.3	39.1	78.9	140.3
Energy	25.9	44.7	13.0	83.6
Infrastructure	45.6	1.1	21.0	67.7
Total	$241.7	$159.1	$139.8	$540.6

	Nine months ended September 30, 2017
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$432.3	$190.6	$75.4	$698.3
Commercial & Residential	66.0	113.8	234.0	413.8
Energy	73.6	137.5	40.8	251.9
Infrastructure	130.4	2.5	59.1	192.0
Total	$702.3	$444.4	$409.3	$1,556.0

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

3.	Restructuring
During the nine months ended September 30, 2018, we continued execution of certain business restructuring initiatives, which we initiated in the year ended December 31, 2017, aimed at reducing our fixed cost structure and realigning our business. Initiatives during the nine months ended September 30, 2018 included the reduction in hourly and salaried headcount of approximately 50 employees.
Restructuring related costs included in Selling, general and administrative expense in the Condensed Consolidated and Combined Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended		Nine months ended
In millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Severance and related costs	$1.3	$1.7	$6.4	$14.5
Other	—	—	—	0.2
Total restructuring costs	$1.3	$1.7	$6.4	$14.7
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Enclosures	$—	$0.5	$1.2	$5.6
Thermal Management	0.3	0.2	3.0	7.0
Electrical & Fastening Solutions	—	1.0	1.0	2.1
Other	1.0	—	1.2	—
Total	$1.3	$1.7	$6.4	$14.7
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated and Combined Balance Sheets is summarized as follows for the nine months ended September 30, 2018:

In millions	September 30, 2018
Beginning balance	$5.1
Costs incurred	6.4
Cash payments and other	(7.6)
Ending balance	$3.9

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

4.	Earnings Per Share
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
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$68.2	$79.7	$163.8	$205.7
Weighted average ordinary shares outstanding
Basic	179.3	179.0	178.8	179.0
Dilutive impact of stock options, restricted stock units and performance share units	2.2	2.2	2.3	2.2
Diluted	181.5	181.2	181.1	181.2
Earnings per ordinary share
Basic earnings per ordinary share	$0.38	$0.45	$0.92	$1.15
Diluted earnings per ordinary share	$0.38	$0.44	$0.90	$1.14
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.9	0.4	0.6	0.4

5.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2017	Acquisitions/ divestitures	Foreign currency translation/other	September 30, 2018
Enclosures	$274.8	$—	$(1.3)	$273.5
Thermal Management	927.1	—	(1.2)	925.9
Electrical & Fastening Solutions	1,036.3	1.9	—	1,038.2
Total goodwill	$2,238.2	$1.9	$(2.5)	$2,237.6
In January 2018, we completed an acquisition as part of our Electrical & Fastening Solutions segment with a purchase price of $2.0 million in cash, net of cash acquired.
Identifiable intangible assets consisted of the following:

	September 30, 2018			December 31, 2017
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,151.7	$(252.0)	$899.7	$1,153.0	$(207.5)	$945.5
Proprietary technology and patents	14.8	(5.8)	9.0	14.6	(4.8)	9.8
Total definite-life intangibles	1,166.5	(257.8)	908.7	1,167.6	(212.3)	955.3
Indefinite-life intangibles
Trade names	281.3	—	281.3	281.3	—	281.3
Total intangibles	$1,447.8	$(257.8)	$1,190.0	$1,448.9	$(212.3)	$1,236.6

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

Identifiable intangible asset amortization expense was $15.2 million and $15.4 million for the three months ended September 30, 2018 and 2017, respectively, and $45.8 million and $46.0 million for the nine months ended September 30, 2018 and 2017, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2018 and the next five years is as follows:

	Q4
In millions	2018	2019	2020	2021	2022	2023
Estimated amortization expense	$15.2	$60.5	$60.4	$59.2	$59.2	$59.0

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

6.	Supplemental Balance Sheet Information

In millions	September 30, 2018	December 31, 2017
Inventories
Raw materials and supplies	$70.0	$64.3
Work-in-process	25.9	25.2
Finished goods	141.2	134.6
Total inventories	$237.1	$224.1
Other current assets
Cost in excess of billings	$68.2	$69.9
Prepaid expenses	36.1	29.3
Prepaid income taxes	12.3	31.3
Other current assets	10.1	1.8
Total other current assets	$126.7	$132.3
Property, plant and equipment, net
Land and land improvements	$38.8	$39.1
Buildings and leasehold improvements	175.2	170.2
Machinery and equipment	413.7	402.0
Construction in progress	9.7	11.5
Total property, plant and equipment	637.4	622.8
Accumulated depreciation and amortization	373.4	357.0
Total property, plant and equipment, net	$264.0	$265.8
Other non-current assets
Prepaid income taxes	$—	$201.5
Deferred compensation plan assets	25.0	25.1
Other non-current assets	31.2	25.2
Total other non-current assets	$56.2	$251.8
Other current liabilities
Dividends payable	$31.4	$—
Accrued rebates	40.4	42.9
Billings in excess of cost	8.7	9.8
Accrued taxes payable	36.4	41.8
Accrued interest	19.9	—
Other current liabilities	61.3	46.8
Total other current liabilities	$198.1	$141.3
Other non-current liabilities
Income taxes payable	$44.7	$57.6
Deferred compensation plan liabilities	25.0	25.1
Other non-current liabilities	5.1	4.0
Total other non-current liabilities	$74.8	$86.7

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

7.	Derivatives and Financial Instruments
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
Foreign currency contracts
At September 30, 2018 and December 31, 2017, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $19.9 million and $10.7 million, respectively. The impact of these contracts on the Condensed Consolidated and Combined Statements of Income and Comprehensive Income was not material for any period presented. In October 2018, we entered into a foreign currency derivative contract with a gross notional U.S. dollar equivalent amount of $100.6 million.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of Accumulated Other Comprehensive Loss ("AOCI") and into Selling, general and administrative expense in the Condensed Consolidated and Combined Statements of Income and Comprehensive Income when the hedged transactions affect earnings. Such reclassifications during the three and nine months ended September 30, 2018 and 2017 were not material.
Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In October 2018, we designated a cross-currency swap with a gross notional U.S. dollar equivalent amount of $69.1 million as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. Gains or losses resulting from the change in fair value of the net investment hedge will be included as a component of the cumulative translation adjustment account within AOCI and offset gains and losses on the underlying foreign currency exposures.

Fair value of financial instruments
The following methods were used to estimate the fair values of each class of financial instruments:

•
short-term financial instruments (cash and cash equivalents, accounts and notes receivable, accounts and notes payable and variable-rate debt) — recorded amount approximates fair value because of the short maturity period;

•
long-term fixed-rate debt, including current maturities — fair value is based on market quotes available for issuance of debt with similar terms, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance;

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

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2018		December 31, 2017
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$150.0	$150.0	$—	$—
Fixed rate debt	800.0	793.1	—	—
Total debt	$950.0	$943.1	$—	$—
Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

	September 30, 2018
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(0.5)	$—	$(0.5)
Deferred compensation plan assets	20.8	4.2	—	25.0
Total recurring fair value measurements	$20.8	$3.7	$—	$24.5

	December 31, 2017
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract assets	$—	$0.7	$—	$0.7
Deferred compensation plan assets	22.9	2.2	—	25.1
Total recurring fair value measurements	$22.9	$2.9	$—	$25.8
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

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

8.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of September 30, 2018	Maturity Year	September 30, 2018	December 31, 2017
Senior notes - fixed rate(1)	3.950%	2023	$300.0	$—
Senior notes - fixed rate(1)	4.550%	2028	500.0	—
Term loan facility	3.617%	2023	150.0	—
Unamortized debt issuance costs and discounts	N/A	N/A	(6.0)	—
Total debt			944.0	—
Less: Current maturities and short-term borrowings			(11.3)	—
Long-term debt			$932.7	$—
(1) Senior notes are fully and unconditionally guaranteed as to payment by nVent Electric plc ("Parent Company Guarantor")
Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance” or "Subsidiary Issuer"), a 100-percent owned subsidiary of nVent, issued $300.0 million aggregate principal amount of 3.950% senior notes due 2023 (the "2023 Notes") and $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes" and, collectively with the 2023 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2018. In August 2018, nVent and nVent Finance filed a Registration Statement on Form S-4 with the SEC to exchange the Notes for new, registered Notes. The exchange offer was completed on October 22, 2018, pursuant to which substantially all of the Notes were exchanged for the new, registered Notes. The exchange offer did not impact the aggregate principle amount of the Notes outstanding.
The Notes are fully and unconditionally guaranteed as to payment by the Parent Company Guarantor. There are no subsidiaries that guarantee the Notes. The Parent Company Guarantor has no independent assets or operations unrelated to its investments in its consolidated subsidiaries. The Parent Company Guarantor’s only direct subsidiary is the Subsidiary Issuer. The Subsidiary Issuer has no independent assets or operations unrelated to its investments in its consolidated subsidiaries and the issuance of the Notes and other external debt.

The Notes constitute general unsecured senior obligations of the Subsidiary Issuer and rank equally in right of payment with all existing and future unsubordinated and unsecured indebtedness and liabilities of the Subsidiary Issuer. The guarantees of the Notes by the Parent Company Guarantor constitute general unsecured obligations of the Parent Company Guarantor and rank equally in right of payment with all existing and future unsubordinated and unsecured indebtedness and liabilities of the Subsidiary Issuer. Subject to certain qualifications and exceptions, the indenture pursuant to which the Notes were issued contains covenants that, among other things, restrict nVent’s, nVent Finance’s and certain subsidiaries’ ability to merge or consolidate with another person, create liens or engage in sale and lease-back transactions.

There are no significant restrictions on the ability of nVent to obtain funds from its subsidiaries by dividend or loan. None of the assets of nVent or its subsidiaries represents restricted net assets pursuant to the guidelines established by the SEC.

Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2018. We repaid $50.0 million of outstanding principal on the Term Loan Facility during the third quarter of 2018.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of September 30, 2018, we were in compliance with all financial covenants in our debt agreements.
Debt outstanding, excluding unamortized issuance costs and discounts, at September 30, 2018 matures on a calendar year basis as follows:

	Q4
In millions	2018	2019	2020	2021	2022	2023	Thereafter	Total
Contractual debt obligation maturities	$2.5	$12.5	$17.5	$20.0	$20.0	$377.5	$500.0	$950.0

9.	Income Taxes
The effective income tax rate for the nine months ended September 30, 2018 was 16.3%, compared to 18.4% for nine months ended September 30, 2017. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The liability for uncertain tax positions was $18.6 million and $24.6 million at September 30, 2018 and December 31, 2017, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Interest expense, respectively, on the Condensed Consolidated and Combined Statements of Income and Comprehensive Income, which is consistent with our past practices.
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
The Company calculated its best estimate of the impact of the Act in its December 31, 2017 income tax provision in accordance with its understanding of the Act and guidance available as of the date of the filing of the Form 10 and as a result recorded a provisional income tax benefit of $84.8 million in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a decrease to income tax expense of $122.0 million. The remeasurement of deferred taxes requires further analysis regarding the state tax impacts of the remeasurement, the impact of the Act on the taxation of executive compensation arrangements, changes to tax capitalization provisions and other aspects of the Act that may impact our tax balances. We are continuing to gather additional information to complete our accounting for these items and we will complete the analysis in the fourth quarter of 2018.
The amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was an increase to income tax expense of $32.9 million, which represents a decrease of $4.3 million compared to the provisional amount recorded at December 31, 2017.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

10.	Related Party Transactions and Net Parent Investment
The Parent’s business model prior to the separation included a combination of stand-alone and combined business functions between Pentair and nVent, varying by region and country. Sales to Pentair were not material for all periods prior to the separation. During the periods prior to the separation, nVent engaged in cash pooling arrangements with related parties managed centrally by the Parent.
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
Components of net periodic benefit cost for our pension plans for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Service cost	$1.5	$1.4	$4.4	$4.2
Interest cost	1.1	0.9	3.3	2.7
Expected return on plan assets	(0.4)	(0.4)	(1.1)	(1.0)
Net actuarial loss	—	—	4.1	—
Net periodic benefit cost	$2.2	$1.9	$10.7	$5.9
As described in Note 1, during the first quarter of 2018, the Company adopted ASU 2017-07. As a result, service costs are classified as employee compensation costs within Cost of goods sold and Selling, general and administrative expense within the Condensed Consolidated and Combined Statements of Income and Comprehensive Income. All other components of net periodic benefit cost are classified within Other expense for the periods presented.
Components of net periodic benefit cost for our other post-retirement health plan for the three and nine months ended September 30, 2018 and 2017 were not material.
Prior to the separation, certain Company employees participated in defined benefit pension plans and post-retirement health plans sponsored by Pentair ("Shared Plans"), which also included other Pentair participants. For purposes of these condensed consolidated and combined financial statements, the Company accounts for the Shared Plans as multi-employer benefit plans. Accordingly, the Company did not record an asset or liability to recognize the funded status of the Shared Plans. However, the Company did record expense attributable to its employees who participated in the Shared Plans, as well as expense allocated for Pentair’s corporate and shared functional employees. The total expense was $1.8 million for the three months ended

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

September 30, 2017, and $0.9 million and $5.4 million for the nine months ended September 30, 2018 and 2017, respectively. nVent did not assume any benefit obligation of the Shared Plans as a result of the separation.

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
Total share-based compensation expense for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Restricted stock units	$2.1	$1.3	$4.8	$4.7
Stock options	1.1	0.8	2.4	3.3
Performance share units	0.7	0.5	2.1	3.4
Total share-based compensation expense	$3.9	$2.6	$9.3	$11.4
In May 2018, we issued our annual share-based compensation grants under the nVent Electric plc 2018 Omnibus Incentive Plan to eligible employees. The total number of awards issued was 1.4 million, of which 0.3 million were restricted stock units, 0.9 million were stock options and 0.2 million were performance share units. The weighted-average grant date fair value of the restricted stock units, stock options and performance share units issued was $25.34, $5.04 and $25.34, respectively.
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
Share repurchases
On July 23, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million. The authorization expires on July 23, 2021. We made no purchases of our ordinary shares during the third quarter of 2018.
Dividends Paid
On July 23, 2018, the Board of Directors declared a quarterly cash dividend of $0.175 that was paid on August 17, 2018 to shareholders of record at the close of business on August 3, 2018.
Dividends Payable
On September 18, 2018, the Board of Directors declared a quarterly cash dividend of $0.175 payable on November 2, 2018 to shareholders of record at the close of business on October 19, 2018. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $31.4 million at September 30, 2018.

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
Financial information by reportable segment is as follows:

	Three months ended		Nine months ended
In millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales
Enclosures	$259.5	$241.7	$769.2	$702.3
Thermal Management	157.4	159.1	444.3	444.4
Electrical & Fastening Solutions	147.0	139.8	432.0	409.3
Total	$563.9	$540.6	$1,645.5	$1,556.0
Segment income (loss)
Enclosures	$47.4	$44.1	$135.9	$130.1
Thermal Management	41.9	43.3	105.8	96.9
Electrical & Fastening Solutions	38.9	35.2	111.5	108.2
Other	(13.2)	(2.9)	(37.1)	(12.6)
Total	$115.0	$119.7	$316.1	$322.6
The following table presents a reconciliation of segment income to income before income taxes:

	Three months ended		Nine months ended
In millions	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Segment income	$115.0	$119.7	$316.1	$322.6
Intangible amortization	(15.2)	(15.4)	(45.8)	(46.0)
Separation costs	(4.8)	(4.7)	(39.3)	(6.9)
Net interest expense	(11.7)	(0.2)	(21.6)	(0.4)
Restructuring and other	(1.3)	—	(6.4)	(13.0)
Other expense	(0.9)	(1.4)	(7.2)	(4.2)
Income before income taxes	$81.1	$98.0	$195.8	$252.1

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

15.	Commitments and Contingencies
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of September 30, 2018 and December 31, 2017 was not material.
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
As of September 30, 2018 and December 31, 2017, the outstanding value of bonds, letters of credit and bank guarantees totaled $79.2 million and $72.3 million, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future," "forecast" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to realize the anticipated benefits from the separation (as defined below); adverse effects on our business operations or financial results; the ability of our business to operate independently following the separation; changes in tax laws; the impact of the separation on our employees, customers and suppliers; overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve, including the impacts of tariffs; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and the Information Statement filed as exhibit 99.1 to our Current Report on Form 8-K/A, filed with the SEC on April 11, 2018 (the "Information Statement"). All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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
We operate across three segments: Enclosures, Thermal Management, and Electrical & Fastening Solutions, which represented approximately 47%, 27% and 26% of total revenues during the first nine months of 2018, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

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

On April 30, 2018, Pentair plc ("Pentair") completed the separation of its Water business and its Electrical business into two independent, publicly-traded companies (the "separation"). To effect the separation, Pentair distributed to its shareholders one ordinary share of nVent for every ordinary share of Pentair held as of the record date of April 17, 2018. As a result of the distribution, nVent is now an independent publicly-traded company and began regular way trading under the symbol "NVT" on the New York Stock Exchange on May 1, 2018.
The Company was incorporated in Ireland on May 30, 2017. Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the "U.K.") and therefore have tax residency in the U.K.
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2017 and the first nine months of 2018 and will likely impact our results in the future:

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

•
During 2017 and the first nine months of 2018, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. We expect that these actions will contribute to margin growth through the remainder of 2018.

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

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS
The consolidated and combined results of operations for the three months ended September 30, 2018 and 2017 were as follows:

	Three months ended
In millions	September 30, 2018	September 30, 2017	$ change	% / point change
Net sales	$563.9	$540.6	$23.3	4.3%
Cost of goods sold	334.8	320.5	14.3	4.5%
Gross profit	229.1	220.1	9.0	4.1%
% of net sales	40.6%	40.7%		(0.1	) pts

Selling, general and administrative	124.1	110.0	14.1	12.8%
% of net sales	22.0%	20.3%		1.7	pts
Research and development	11.3	10.5	0.8	7.6%
% of net sales	2.0%	1.9%		0.1	pts

Operating income	93.7	99.6	(5.9)	(5.9)%
% of net sales	16.6%	18.4%		(1.8	) pts

Net interest expense	11.7	0.2	11.5	N.M.
Other expense	0.9	1.4	(0.5)	N.M.

Income before income taxes	81.1	98.0	(16.9)	(17.2)%
Provision for income taxes	12.9	18.3	(5.4)	(29.5)%
Effective tax rate	15.9%	18.7%		(2.8	) pts
N.M. Not Meaningful

The consolidated and combined results of operations for the nine months ended September 30, 2018 and September 30, 2017 were as follows:

	Nine months ended
In millions	September 30, 2018	September 30, 2017	$ change	% / point change
Net sales	$1,645.5	$1,556.0	$89.5	5.8%
Cost of goods sold	988.1	927.5	60.6	6.5%
Gross profit	657.4	628.5	28.9	4.6%
% of net sales	40.0%	40.4%		(0.4	) pts

Selling, general and administrative	399.1	339.4	59.7	17.6%
% of net sales	24.3%	21.8%		2.5	pts
Research and development	33.7	32.4	1.3	4.0%
% of net sales	2.0%	2.1%		(0.1	) pts

Operating income	224.6	256.7	(32.1)	(12.5)%
% of net sales	13.6%	16.5%		(2.9	) pts

Net interest expense	21.6	0.4	21.2	N.M.
Other expense	7.2	4.2	3.0	N.M.

Income before income taxes	195.8	252.1	(56.3)	(22.3)%
Provision for income taxes	32.0	46.4	(14.4)	(31.0)%
Effective tax rate	16.3%	18.4%		(2.1	) pts
N.M. Not Meaningful

Net sales
The components of the consolidated and combined net sales change from the prior period were as follows:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	over the prior year period	over the prior year period
Volume	3.4%	2.8%
Price	2.1	1.5
Organic growth	5.5	4.3
Currency	(1.2)	1.5
Total	4.3%	5.8%
The 4.3 percentage point increase in net sales in the third quarter of 2018 from 2017 was primarily the result of:

•	organic sales growth of approximately 3.0% from our commercial & residential business and 2.0% from our industrial business.
This increase was partially offset by:

•	unfavorable foreign currency effects for the three months ended September 30, 2018.

The 5.8 percentage point increase in net sales in the first nine months of 2018 from 2017 was primarily the result of:

•	organic sales growth of approximately 2.5% from our industrial business and 2.0% from our commercial & residential business; and

•	favorable foreign currency effects for the nine months ended September 30, 2018.
This increase was partially offset by:

•	slowdown in capital spending impacting the energy business, driving lower organic sales of approximately 1.0%.
Gross profit
The 0.1 and 0.4 percentage point decreases in gross profit as a percentage of sales in the third quarter and first nine months of 2018, respectively, from 2017 were primarily the result of:

•	inflationary increases related to certain raw materials, labor and freight costs.
These decreases were partially offset by:

•	organic sales growth in our commercial & residential and industrial businesses, which resulted increased leverage on fixed expenses included in cost of goods sold; and

•	higher contribution margin as a result of savings generated from our lean and supply management practices.
Selling, general and administrative ("SG&A")
The 1.7 percentage point increase in SG&A expense as a percentage of sales in the third quarter of 2018 from 2017 was primarily the result of:

•	increased investment in sales and marketing to drive growth;

•	inflationary increases impacting our labor costs; and

•	increased corporate expenses incurred to operate as an independent public company.
This increase was partially offset by:

•	organic sales growth in our commercial & residential and industrial businesses, which resulted in increased leverage on operating expenses.

The 2.5 percentage point increase in SG&A expense as a percentage of sales in the first nine months of 2018 from 2017 was primarily the result of:

•
$39.3 million of non-recurring separation related costs incurred in the first nine months of 2018 to prepare nVent to operate as an independent stand-alone public company, primarily related to information technology, legal, advisory and other professional fees, compared to $6.9 million in the first nine months of 2017;

•	increased investment in sales and marketing to drive growth; and

•	increased corporate expenses incurred to operate as an independent public company.
This increase was partially offset by:

•	organic sales growth in our commercial & residential and industrial businesses, which resulted in increased leverage on operating expenses; and

•	restructuring costs of $6.4 million in the first nine months of 2018, compared to $13.0 million in the first nine months of 2017.
Provision for income taxes
The 2.8 and 2.1 percentage point decreases in the effective tax rate in the third quarter and first nine months of 2018, respectively, were primarily the result of:

•	the favorable impact of discrete items that occurred during the third quarter and first nine months of 2018 that did not occur in the corresponding periods during 2017; and

•	the mix of global earnings toward lower tax jurisdictions, including the favorable impact of U.S. tax reform legislation.
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
Enclosures
The net sales and segment income for the Enclosures segment were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2018	September 30, 2017	% / point change		September 30, 2018	September 30, 2017	% / point change
Net sales	$259.5	$241.7	7.4%		$769.2	$702.3	9.5%
Segment income	47.4	44.1	7.5%		135.9	130.1	4.5%
% of net sales	18.3%	18.2%	0.1	pts	17.7%	18.5%	(0.8	) pts
Net sales
The components of the change in the Enclosures segment net sales were as follows:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	over the prior year period	over the prior year period
Volume	6.6%	7.5%
Price	1.3	0.6
Organic growth	7.9	8.1
Currency	(0.5)	1.4
Total	7.4%	9.5%
The 7.4 and 9.5 percent increases in Enclosures net sales in the third quarter and first nine months of 2018, respectively, from 2017 were primarily the result of:

•
organic sales growth of approximately 6.0% and 5.0% from our industrial business in the third quarter and first nine months of 2018 from 2017, respectively, and approximately 2.5% from our infrastructure business in the third quarter and first nine months of 2018 from 2017, respectively; and

•	favorable foreign currency effects for the nine months ended September 30, 2018.
Segment income
The components of the change in the Enclosures segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	over the prior year period		over the prior year period
Growth/Price	2.7	pts	2.3	pts
Inflation	(3.8)		(3.4)
Productivity	1.2		0.3
Total	0.1	pts	(0.8	) pts
The 0.1 percentage point increase in segment income for Enclosures as a percentage of net sales in the third quarter of 2018 from 2017 was primarily the result of:

•	organic sales growth in our industrial and infrastructure businesses, including selective increases in selling prices, which resulted in increased leverage on operating expenses; and

•	higher contribution margin as a result of savings generated from our lean and supply management practices.
This increase was partially offset by:

•	inflationary increases related to certain raw materials, labor and freight costs.

The 0.8 percentage point decrease in segment income for Enclosures as a percentage of net sales in the first nine months of 2018 from 2017 was primarily the result of:

•	inflationary increases related to certain raw materials, labor and freight costs; and

•
higher cost of sales due to manufacturing footprint rationalization and a new U.S. distribution center. We expect these investments will result in increased productivity and operating leverage in future periods.

This decrease was partially offset by:

•	organic sales growth in our industrial and infrastructure businesses, including selective increases in selling prices, which resulted in increased leverage on production and operating expenses; and

•	higher contribution margin as a result of savings generated from our lean and supply management practices.
Thermal Management
The net sales and segment income for the Thermal Management segment were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2018	September 30, 2017	% / point change		September 30, 2018	September 30, 2017	% / point change
Net sales	$157.4	$159.1	(1.1)%		$444.3	$444.4	—%
Segment income	41.9	43.3	(3.2%)		105.8	96.9	9.2%
% of net sales	26.6%	27.2%	(0.6	) pts	23.8%	21.8%	2.0	pts
Net sales
The components of the change in the Thermal Management segment net sales were as follows:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	over the prior year period	over the prior year period
Volume	1.1%	(2.1)%
Price	0.5	0.3
Organic growth	1.6	(1.8)
Currency	(2.7)	1.8
Total	(1.1)%	—%
The 1.1 percent decrease in Thermal Management net sales in the third quarter of 2018 from 2017 was primarily the result of:

•	unfavorable foreign currency effects for the three months ended September 30, 2018; and

•	slowdown in capital spending impacting the industrial business, driving lower organic sales of approximately 3.5%.
This decrease was partially offset by:

•	organic sales growth of approximately 5.0% from our commercial & residential business.
Thermal Management net sales remained consistent in the first nine months of 2018 from 2017 and were favorably impacted by:

•	favorable foreign currency effects for the nine months ended September 30, 2018; and

•	organic sales growth of approximately 4.5% from our commercial & residential business.

These favorable fluctuations were partially offset by:

•	slowdown in capital spending impacting the industrial business and lower project sales volume in the energy business, driving lower organic sales of approximately 5.0% and 2.0%, respectively.
Segment income
The components of the change in the Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	over the prior year period		over the prior year period
Growth/Price	1.4	pts	2.6	pts
Inflation	(1.6)		(1.3)
Productivity	(0.4)		0.7
Total	(0.6	) pts	2.0	pts
The 0.6 percentage point decrease in segment income for Thermal Management as a percentage of net sales in the third quarter of 2018 from 2017 was primarily the result of:

•	inflationary increases related to certain raw materials, labor and freight costs; and

•	organic sales decline in our industrial business, which resulted in decreased leverage on operating expenses.
This decrease was partially offset by:

•	organic sales growth in our commercial & residential business, which resulted in increased leverage on operating expenses; and

•	favorable mix as a result of the decline in lower margin long-cycle energy sales and growth in higher margin product sales.
The 2.0 percentage point increase in segment income for Thermal Management as a percentage of net sales in the first nine months of 2018 from 2017 was primarily the result of:

•	organic sales growth in our commercial & residential business, which resulted in increased leverage on operating expenses;

•	favorable mix as a result of the decline in lower margin long-cycle energy sales and growth in higher margin product sales; and

•	higher contribution margin as a result of savings generated from our lean and supply management practices.
This increase was partially offset by:

•	inflationary increases related to certain raw materials, labor and freight costs; and

•	organic sales decline in our energy and industrial businesses, which resulted in decreased leverage on operating expenses.

Electrical & Fastening Solutions
The components of the change in the Electrical & Fastening Solutions segment net sales were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2018	September 30, 2017	% / point change		September 30, 2018	September 30, 2017	% / point change
Net sales	$147.0	$139.8	5.2%		$432.0	$409.3	5.5%
Segment income	38.9	35.2	10.5%		111.5	108.2	3.0%
% of net sales	26.5%	25.2%	1.3	pts	25.8%	26.4%	(0.6	) pts
Net sales
The components of the change in the Electrical & Fastening Solutions segment net sales from the prior period were as follows:

	Three months ended September 30, 2018	Nine months ended September 30, 2018
	over the prior year period	over the prior year period
Volume	0.8%	(0.1)%
Price	5.2	4.1
Organic growth	6.0	4.0
Currency	(0.8)	1.5
Total	5.2%	5.5%
The 5.2 and 5.5 percent increases in Electrical & Fastening Solutions net sales in the third quarter and first nine months of 2018, respectively, of 2018 from 2017 were primarily the result of:

•
organic sales growth of approximately 5.0% and 3.0% from our commercial & residential business in the third quarter and first nine months of 2018 from 2017, respectively, and approximately 2.0% from our industrial business during both the third quarter and first nine months of 2018 from 2017; and

•	favorable foreign currency effects for the nine months ended September 30, 2018.

These increases were partially offset by:

•	slowdown in capital spending impacting the infrastructure business, driving lower organic sales of approximately 1.5% in the third quarter of 2018 from 2017; and

•	unfavorable foreign currency effects for the three months ended September 30, 2018.
Segment income
The components of the change in the Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	over the prior year period		over the prior year period
Growth/Price	3.2	pts	1.8	pts
Inflation	(3.4)		(3.1)
Productivity	1.5		0.7
Total	1.3	pts	(0.6	) pts
The 1.3 percentage point increase in segment income for Electrical & Fastening Solutions as a percentage of net sales in the third quarter of 2018 from 2017 was primarily the result of:

•	organic sales growth in our commercial & residential and industrial businesses, which resulted in increased leverage on operating expenses;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	higher contribution margin as a result of savings generated from our lean and supply management practices.

This increase was partially offset by:

•	inflationary increases related to certain raw materials, labor and freight costs.
The 0.6 percentage point decrease in segment income for Electrical & Fastening Solutions as a percentage of net sales in the first nine months of 2018 from 2017 was primarily the result of:

•	inflationary increases related to certain raw materials, labor and freight costs; and

•	impact of unfavorable product mix.
This decrease was partially offset by:

•	organic sales growth in our commercial & residential and industrial businesses, which resulted in increased leverage on operating expenses;

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	higher contribution margin as a result of savings generated from our lean and supply management practices.
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
Operating activities
Cash provided by operating activities was $182.6 million in the first nine months of 2018, compared to $298.4 million in the first nine months of 2017. Cash provided by operating activities in the first nine months of 2018 primarily reflects Net income net of non-cash depreciation and amortization, of $237.2 million, and increases in net working capital.
Investing activities
Net cash used for investing activities was $28.2 million in the first nine months of 2018, or $6.6 million lower than in the comparable period in 2017. Net cash used for investing activities in the first nine months of 2018 primarily relates to capital expenditures of $28.5 million. Net cash used for investing activities in the first nine months of 2017 relates primarily to capital expenditures of $25.1 million and cash paid for an acquisition of $13.6 million, net of cash acquired.
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
The cash provided by financing activities for the first nine months of 2018 primarily relates to $1.0 billion of proceeds from long-term debt described further below, offset by $993.6 million of cash provided at the separation to Pentair as consideration for the contribution of the net assets of the Electrical Business to nVent by Pentair. Additionally, we repaid $50.0 million of outstanding principal on the Term Loan Facility and paid $31.4 million of dividends during the third quarter of 2018.

Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance” or “Subsidiary Issuer”), a 100-percent owned subsidiary of nVent, issued $300.0 million aggregate principal amount of 3.950% senior notes due 2023 (the "2023 Notes") and $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes" and, collectively with the 2023 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2018. In August 2018, nVent and nVent Finance filed a Registration Statement on Form S-4 with the SEC to exchange the Notes for new, registered Notes. The exchange offer was completed on October 22, 2018, pursuant to which substantially all of the Notes were exchanged for the new, registered Notes. The exchange offer did not impact the aggregate principle amount of the Notes outstanding.
The Notes are fully and unconditionally guaranteed as to payment by the Parent Company Guarantor. There are no subsidiaries that guarantee the Notes. The Parent Company Guarantor has no independent assets or operations unrelated to its investments in its consolidated subsidiaries. The Parent Company Guarantor’s only direct subsidiary is the Subsidiary Issuer. The Subsidiary Issuer has no independent assets or operations unrelated to its investments in its consolidated subsidiaries and the issuance of the Notes and other external debt.

The Notes constitute general unsecured senior obligations of the Subsidiary Issuer and rank equally in right of payment with all existing and future unsubordinated and unsecured indebtedness and liabilities of the Subsidiary Issuer. The guarantees of the Notes by the Parent Company Guarantor constitute general unsecured obligations of the Parent Company Guarantor and rank equally in right of payment with all existing and future unsubordinated and unsecured indebtedness and liabilities of the Subsidiary Issuer. Subject to certain qualifications and exceptions, the indenture pursuant to which the Notes were issued contains covenants that, among other things, restrict nVent’s, nVent Finance’s and certain subsidiaries’ ability to merge or consolidate with another person, create liens or engage in sale and lease-back transactions.

There are no significant restrictions on the ability of nVent to obtain funds from its subsidiaries by dividend or loan. None of the assets of nVent or its subsidiaries represents restricted net assets pursuant to the guidelines established by the SEC.

Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2018.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of September 30, 2018, we were in compliance with all financial covenants in our debt agreements. As discussed above, we repaid $50.0 million of outstanding principal on the Term Loan Facility during the third quarter of 2018.
As of September 30, 2018, we have $15.6 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Share repurchases
On July 23, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million. The authorization expires on July 23, 2021. We made no purchases of our ordinary shares during the third quarter of 2018.
Dividends Paid
On July 23, 2018, the Board of Directors declared a quarterly cash dividend of $0.175 that was paid on August 17, 2018 to shareholders of record at the close of business on August 3, 2018.

Dividends Payable
On September 18, 2018, the Board of Directors declared a quarterly cash dividend of $0.175 payable on November 2, 2018 to shareholders of record at the close of business on October 19, 2018. As a result, the balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $31.4 million at September 30, 2018.
Contractual obligations
The following summarizes our significant contractual debt and fixed-rate interest obligations that impact our liquidity. There have been no other material changes from the significant contractual obligations previously disclosed in our Information Statement.

	Q4
In millions	2018	2019	2020	2021	2022	2023	Thereafter	Total
Debt obligations	$2.5	$12.5	$17.5	$20.0	$20.0	$377.5	$500.0	$950.0
Interest obligations on fixed-rate debt	$19.1	$34.6	$34.6	$34.6	$34.6	$34.6	$114.0	$306.1
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

	Nine months ended
In millions	September 30, 2018	September 30, 2017
Net cash provided by (used for) operating activities	$182.6	$298.4
Capital expenditures	(28.5)	(25.1)
Proceeds from sale of property and equipment	2.3	3.9
Free cash flow	$156.4	$277.2

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2018. For additional information, refer to our Information Statement.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2018 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On July 23, 2018, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million. This authorization expires on July 23, 2021. We made no purchases of our ordinary shares during the third quarter of 2018.
ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended September 30, 2018

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

101
The following materials from nVent's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated and Combined Statements of Income and Comprehensive Income for the nine months ended September 30, 2018 and 2017, (ii) the Condensed Consolidated and Combined Balance Sheets as of September 30, 2018 and December 31, 2017, (iii) the Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2018 and 2017, (iv) the Condensed Consolidated and Combined Statements of Changes in Equity for the three and nine months ended September 30, 2018 and 2017, and (v) Notes to Condensed Consolidated and Combined Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 25, 2018.

nVent Electric plc
Registrant

By	/s/ Stacy P. McMahan
Stacy P. McMahan
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President and Chief Accounting Officer