Form 10-K
period 2018-12-31
nVent Electric plc
filed 2019-02-19
CIK 1720635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38265
nVent Electric plc

(Exact name of Registrant as specified in its charter)

Ireland	98-1391970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

The Mille, 1000 Great West Road, 8th Floor (East), London, TW8 9DW, United Kingdom
(Address of principal executive offices)
Registrant's telephone number, including area code: 44-20-3966-0279
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes ☑    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $25.10 per share as reported on the New York Stock Exchange on June 29, 2018 (the last business day of Registrant's most recently completed second quarter): $4,418,013,345.
The number of shares outstanding of Registrant's only class of common stock on December 31, 2018 was 177,224,202.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its annual general meeting to be held on May 10, 2019, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

nVent Electric plc
Annual Report on Form 10-K
For the Year Ended December 31, 2018

PART I

ITEM 1.    BUSINESS
GENERAL
nVent Electric plc is a leading global provider of electrical connection and protection solutions. We believe our inventive electrical solutions enable safer systems and ensure a more secure world. We design, manufacture, market, install, and service high performance products and solutions that connect and protect some of the world’s most sensitive equipment, buildings, and critical processes. We offer a comprehensive range of enclosures, electrical connections and fastening, and thermal management solutions across industry-leading brands that are recognized globally for quality, reliability, and innovation.

Our broad range of products and solutions connect and protect our customers’ mission-critical equipment from hazardous conditions, improving their utilization, lowering costs, and minimizing downtime. The cost of our products typically represents a small proportion of the total cost of our customers’ end systems as well as the potential cost of failure that our products help avoid. We have a portfolio of premier, industry-leading brands, including CADDY, ERICO, HOFFMAN, RAYCHEM, SCHROFF, and TRACER, some of which have a history spanning over 100 years, that cover a wide range of verticals, including Industrial, Commercial & Residential, Energy, and Infrastructure.

Unless the context otherwise indicates, references herein to "nVent," the "Company," and such words as "we," "us," and "our" include nVent Electric plc and its consolidated subsidiaries. Our principal office is in London, United Kingdom and our management office in the United States is in Minneapolis, Minnesota. The Company was incorporated in Ireland on May 30, 2017.

HISTORY AND DEVELOPMENT
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

Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the "U.K.") and therefore have our tax residency in the U.K.

Our roots within Pentair trace back to the acquisition of Federal-Hoffman Corporation in 1988, which included the HOFFMAN enclosures brand. From that starting point we have grown both organically and via acquisition. Our Enclosures business first applied lean principles within the organization in the 1990s, leveraging its culture of customer service and operational excellence. In 2012, Pentair merged with Tyco International Ltd.’s Flow Control division, which included our Thermal Management business and the RAYCHEM brand, a global leader in heat tracing solutions. In 2015, Pentair acquired ERICO Global Company, a leading global manufacturer of superior engineered electrical and fastening products, which operates as our Electrical & Fastening Solutions business, broadening our product offering and enabling us to provide additional global solutions to our combined customers.

We aim to continue our journey as a “One nVent” organization, with unified focus on commercial excellence, digital transformation, scaled and integrated technology, including Internet of Things (“IoT”), and global presence and capabilities. As we scale our capabilities under our umbrella brand of nVent, we expect to expand our products and solutions and continue to differentiate our company by creating solutions that solve problems for our customers.

Our strategy and culture are grounded in the values and purpose of lean, growth and talent management processes, designed to improve business performance, evaluate growth opportunities, and develop and retain employees. Through consistent application of these processes, we have been able to foster a culture of innovation, retain focus on the customer, and profitably grow our business. We will continue to use and improve these processes to drive sustained and profitable growth.

BUSINESS AND PRODUCTS
We operate across three segments: Enclosures, Thermal Management, and Electrical & Fastening Solutions. The following is a brief description of each of the Company's reportable segments and business activities.

Enclosures
Our Enclosures business provides innovative solutions to connect and protect critical electronics, communication, control, and power equipment. We are a leader in the enclosures sector, and our key brands, HOFFMAN and SCHROFF, have a long history of solving customers’ problems by providing high quality solutions.

Hoffman provides enclosure solutions for challenging operating environments and is one of the largest brands of enclosures in North America and a leader globally. The offerings connect and protect critical control and power equipment through a comprehensive range of solutions used by panel builders, original equipment manufacturers and directly by other end-users, including customized products for hazardous environments. The HOFFMAN brand is over 70 years old and is recognized for delivering superior building, testing, certification and overall product quality. Hoffman’s product customization and global footprint, along with reputation, have helped it garner long-standing relationships with many of the world’s largest industrial companies.

Schroff provides highly-customized and technologically-advanced enclosures and is one of our largest brands of enclosures in Europe. These products connect and protect mission-critical electronics and communications equipment by providing a wide range of innovative standard products and customized solutions. Schroff’s innovation is demonstrated by its constant flow of new product designs, including a focus on smart products capable of providing connectivity and remote management. The SCHROFF brand is a leader in ease of doing business due to its product flexibility and customer-first focus—approximately one-half of all SCHROFF products are customized.

Thermal Management
Our Thermal Management business provides electric thermal solutions that connect and protect critical buildings, infrastructure, industrial processes, and people. Its highly reliable and easy-to-install solutions lower total cost of ownership to building owners, facility managers, operators, and end users. Thermal Management’s products have been installed in some of the world’s most iconic buildings.

For Industrial and Energy, we provide industrial heat-tracing and wiring, control and monitoring, sensing, engineering, and construction services under industry leading RAYCHEM and TRACER brands, primarily serving the energy and power industries. Products and solutions include heat tracing for freeze protection and process temperature maintenance, temperature control and monitoring systems, heat-traced tubing bundles, instrument winterization, and tank heating systems. For Commercial and Infrastructure, we provide products and services primarily under our RAYCHEM brand. Applications include pipe freeze protection, roof and gutter de-icing, surface snow melting, hot water temperature maintenance, floor heating, and freeze and frost prevention for hospitals, sports venues, hotels, commercial offices, and education facilities.

Electrical & Fastening Solutions
Our Electrical & Fastening Solutions business provides fastening solutions that connect and protect electrical and mechanical systems and civil structures.

We are a global leader in fastening solutions with spring steel and specialty metal fixings and reinforced steel connections, and our products are primarily marketed under the CADDY brand. Our products reduce total installed cost, provide design flexibility and increase structural integrity in electrical and mechanical fastening applications through inventive products and solutions and customer intimacy. These products are targeted towards Commercial and Industrial verticals with applications in fire & seismic, data & telecommunications, electrical fastening, and heating, ventilation & air conditioning. These products are primarily used by electricians, telecommunications installers, and roof top contractors.

We are also a global leader in bonding, grounding, lightning protection, and low voltage power distribution products and solutions. These products are primarily marketed under the ERICO brand. We offer a comprehensive range of facility electrical connection and protection solutions to protect against electrical transients to improve safety and reliability of electrical systems. Our products reduce total cost of ownership and provide design flexibility by offering maintenance free and reliable products and global end-user application expertise and intimacy. These products and solutions are primarily used by electricians, panel builders, energy contractors, and lightning protection installers.

Competition
We believe that we are a global leader in each of our segments. Given the range of products and services we offer, we encounter a wide variety of competitors, including large, global competitors, established regional competitors, and niche competitors in select regions. We face increased competition in a number of our verticals as a result of new local competitors who compete on price and increased consolidation in specific segments. The Enclosures segment faces significant competition in the verticals it serves, particularly within the communications industry, where product design, prototyping, global supply, price competition, and customer service are significant factors. The Thermal Management segment serves industries and verticals that are highly fragmented, and competes with local and niche suppliers. The Electrical & Fastening Solutions segment serves industries and verticals that are relatively fragmented, with a small number of large competitors and a large number of smaller competitors. Competition for our Thermal Management and Electrical & Fastening Solutions segments focuses on product performance, quality, service and price.

Our success depends on a variety of factors, including technical expertise, reputation for quality and reliability, timeliness of delivery, previous installation history, contractual terms, and price. As many of our products sell through electrical distributors, data center contractors, original equipment manufacturers, greenfield development contractors and maintenance contractors, our success also depends on building and partnering with a strong channel and distribution network.

Seasonality
We generally experience increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere and increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere.

Backlog of Orders by Segment

	December 31
In millions	2018	2017	$ change	% change
Enclosures	$138.6	$132.4	$6.2	4.7%
Thermal Management	118.6	123.4	(4.8)	(3.9)
Electrical & Fastening Solutions	22.5	24.6	(2.1)	(8.5)
Total	$279.7	$280.4	$(0.7)	(0.2)%

A substantial portion of our revenues result from orders received and product delivered in the same month. Our backlog typically has a short manufacturing cycle and products generally ship within 90 days of the date on which a customer places an order. However, a portion of our backlog, particularly from orders for major capital projects, can take more than one year depending on the size and type of order. We record as part of our backlog all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. We expect the majority of our backlog at December 31, 2018 will be shipped in 2019. Despite the favorable long-term outlook for our end-markets, we experience volatility in the level of our backlog depending on the end-market and may continue to do so over the medium and longer term.

Raw materials
The principal materials we use in manufacturing our products are mild steel, stainless steel, electronic components, plastics (resins, fiberglass, epoxies), copper and paint (powder and liquid). In addition to the purchase of raw materials, we purchase some finished goods for distribution through our sales channels.
We purchase the materials we use in various manufacturing processes on the open market and the majority is available through multiple sources which are in adequate supply. We have not experienced any significant work stoppages to date due to shortages of materials. We have certain long-term commitments, principally price commitments, for the purchase of various component parts and raw materials and believe that it is unlikely that any of these agreements would be terminated prematurely. Alternate sources of supply at competitive prices are available for most materials for which long-term commitments exist and we believe that the termination of any of these commitments would not have a material adverse effect on our financial position, results of operations or cash flows.

Certain commodities, such as metals and resin, are subject to market and duty-driven price fluctuations. We manage these fluctuations through several mechanisms, including long-term agreements with price adjustment clauses for significant commodity market movements in certain circumstances. Prices for raw materials, such as metals and resins, may trend higher in the future.

Intellectual property
Patents, non-compete agreements, proprietary technologies, customer relationships, trademarks, trade names and brand names are important to our business. However, we do not regard our business as being materially dependent upon any single patent, non-compete agreement, proprietary technology, customer relationship, trademark, trade name or brand name.

Patents, patent applications and license agreements will expire or terminate over time by operation of law, in accordance with their terms or otherwise. We do not expect the termination of patents, patent applications or license agreements to have a material adverse effect on our financial position, results of operations or cash flows.
Employees
As of December 31, 2018, we employed approximately 9,000 people worldwide.
Captive insurance subsidiary
We insure certain general and product liability, property, workers' compensation and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Tonka Bay Insurance Company ("Tonka Bay"). Reserves for policy claims are established based on actuarial projections of ultimate losses. Accruals with respect to liabilities insured by third parties, such as liabilities arising from acquired businesses, pre-Tonka Bay liabilities and those of certain non-U.S. operations are established.
Matters pertaining to Tonka Bay are discussed in ITEM 3, included in this Form 10-K.
Available information
We make available free of charge (other than an investor's own Internet access charges) through our Internet website (http://www.nvent.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities Exchange Commission ("SEC"). Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of or incorporating it by reference into, this Annual Report on Form 10-K.
ITEM 1A.    RISK FACTORS

You should carefully consider all of the information in this document and the following risk factors before making an investment decision regarding our securities. Any of the following risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the actual outcome of matters as to which forward-looking statement are made in this document.

Risks Relating to Our Business

General global economic and business conditions affect demand for our products.
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial markets and commercial markets. We expect to experience fluctuations in revenues and results of operations due to economic and business cycles. Important factors for our business and the businesses of our customers include the overall strength of the economy and our customers’ confidence in the economy, industrial and governmental capital spending, the strength of the commercial real estate market, unemployment rates, availability of consumer and commercial financing, interest rates and energy and commodity prices. The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We compete in attractive markets with a high level of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies and lower-cost manufacturers. We compete based on technical expertise, reputation for quality and reliability, timeliness of delivery, previous installation history, contractual terms and price. Some of our competitors, in particular smaller companies, attempt to compete based primarily on price, localized expertise and local relationships, especially with respect to products and applications that do not require a great deal of engineering or technical expertise. In addition, during economic downturns average selling prices tend to decrease as market participants compete more aggressively on price. If we are unable to continue to differentiate our products, services and solutions, or if we are forced to cut prices or to incur additional costs to remain competitive, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Volatility in currency exchange rates could have a material adverse effect on our financial condition, results of operations and cash flows.
Sales outside of the U.S. for the year ended December 31, 2018 accounted for approximately 40% of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar-reported revenue and income will effectively be decreased to the extent of the change in currency valuations and vice-versa. For the year ended December 31, 2018, foreign currency translations had a 0.8% positive impact on our net sales. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue in future periods. In addition, currency variations could have a material adverse effect on margins on sales of our products in countries outside of the U.S. and margins on sales of products that include components obtained from suppliers located outside of the U.S.

Our future growth is dependent upon our ability to adapt our products, services and organization to meet the demands of local markets in both developed and emerging economies and by developing or acquiring new technologies that achieve market acceptance with acceptable margins.
We operate in global markets that are characterized by customer demand that is often global in scope but localized in delivery. We compete with thousands of smaller regional and local companies that may be positioned to offer products produced at lower cost than ours, or to capitalize on highly localized relationships and knowledge that are difficult for us to replicate. Also, in several emerging markets potential customers prefer local suppliers, in some cases because of existing relationships and in other cases because of local legal restrictions or incentives that favor local businesses. Accordingly, our future success depends upon a number of factors, including our ability to adapt our products, services, organization, workforce and sales strategies to fit localities throughout the world, particularly in high-growth emerging markets; identify emerging technological and other trends in our target end markets; and develop or acquire competitive products and services and bring them to market quickly and cost-effectively. The failure to effectively adapt our products or services could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A sustained downturn in the energy industry, due to oil and gas prices decreasing or otherwise, could decrease demand for some of our products and services.
A portion of our revenue historically has been generated by end-users in the oil and gas markets where we serve all three major categories of customers in the petroleum industry—upstream exploration/production, midstream transportation and downstream refining. The businesses of most of our customers in the energy industry are, to varying degrees, cyclical and historically have experienced periodic downturns. Profitability in the energy industry is highly sensitive to supply and demand cycles and commodity prices, which historically have been volatile, and our customers in this industry have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. Customer project delays and cancellations may limit our ability to realize value from our backlog as expected and cause fluctuations in the timing or the amount of revenue earned and the profitability of our business in a particular period. In addition, such delays and cancellations may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis.

Demand for a portion of our products and services depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on energy prices. Prices of oil and gas are volatile and within recent years, the price of crude oil has declined significantly. We have experienced suspensions or delays in large capital projects within the energy sector, especially in the upstream exploration and production sector, and most notably in Canada. A sustained downturn in the capital expenditures of our customers, whether due to a decrease in the market price of oil and gas or otherwise, may delay projects, decrease demand for our products and services and cause downward pressure on the prices we charge, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not be able to identify, finance and complete suitable acquisitions and investments, and any completed acquisitions and investments could be unsuccessful or consume significant resources.
Our business strategy is expected to include acquiring businesses and making investments that complement our existing business. We expect to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of product and service offerings. We may not be able to identify suitable acquisition candidates, obtain financing or have sufficient cash necessary for acquisitions or successfully complete acquisitions in the future. Acquisitions and investments may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses. Acquisitions involve numerous other risks, including:

•	diversion of management time and attention from daily operations;

•	difficulties integrating acquired businesses, technologies and personnel into our business;

•	difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;

•	inability to obtain required regulatory approvals;

•	potential loss of key employees, key contractual relationships or key customers of acquired companies or of ours;

•	assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including risks relating to the U.S. Foreign Corrupt Practices Act (the “FCPA”); and

•	dilution of interests of holders of nVent ordinary shares through the issuance of equity securities or equity-linked securities.

It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our business operations. Any acquisitions or investments may not be successful and may ultimately result in impairment charges and have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may not achieve some or all of the expected benefits of our business initiatives.
In order to align our resources with our growth strategies, operate more efficiently and control costs, we may periodically announce restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. We may undertake restructuring actions and workforce reductions in the future. As these plans and actions are complex, we may not be able to achieve the operating efficiencies to reduce costs or realize benefits that were anticipated in connection with these initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our success depends on attracting and retaining qualified personnel.
Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Failure to ensure that we have the depth and breadth of personnel with the necessary skill set and experience, or the loss of key employees, could impede our ability to deliver our growth objectives and execute our strategy.

Our backlog may fluctuate and material amounts of cancellations or reductions of orders or a failure to deliver our backlog on time could affect our future sales.
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of December 31, 2018 was $279.7 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers’ delivery schedules, are beyond our control. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our future revenue depends in part on our ability to bid and win new contracts.
Our future revenue and overall results of operations require us to successfully bid on new contracts and, in particular, contracts for large greenfield projects, which are frequently subject to competitive bidding processes. Our revenue from major projects depends in part on the level of capital expenditures in some of our principal end markets, including the energy, chemical processing and power generation industries. In addition, if we fail to replace completed or canceled large greenfield projects with new order volume of the same magnitude, our backlog will decrease. The number of such projects we win in any year fluctuates, and is dependent upon the number of projects available and our ability to bid successfully for such projects. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as competitive position, market conditions, financing arrangements and required governmental approvals. If negative market conditions arise, or if we fail to secure adequate financial arrangements or required governmental approvals, we may not be able to pursue particular projects or win new contracts, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are exposed to political, regulatory, economic and other risks that arise from operating a multinational business.
Sales outside of the U.S. for the year ended December 31, 2018 accounted for approximately 40% of our net sales. Further, our business obtains some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:

•	the imposition of tariffs, exchange controls or other trade restrictions;

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets;

•	relatively more severe economic conditions in some international markets than in the U.S.;

•	the difficulty of enforcing agreements and collecting receivables through non-U.S. legal systems;

•	the difficulty of communicating and monitoring standards and directives across our global facilities;

•	trade protection measures and import or export licensing requirements and restrictions;

•	the possibility of terrorist action affecting us or our operations;

•	the threat of nationalization and expropriation;

•	difficulty in staffing and managing widespread operations in non-U.S. labor markets;

•	changes in tax treaties, laws or rulings that could have a material adverse impact on our effective tax rate;

•	limitations on repatriation of earnings;

•	the difficulty of protecting intellectual property in non-U.S. countries; and

•	changes in and required compliance with a variety of non-U.S. laws and regulations.

Our success depends in part on our ability to anticipate and effectively manage these and other risks. We cannot assure you that these and other factors will not have a material adverse effect on our international operations or on our business as a whole.

Violations of the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws outside the U.S. could have a material adverse effect on us.
The FCPA and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity, with more frequent and aggressive investigations and enforcement proceedings by both the U.S. Department of Justice and the SEC, increased enforcement activity by non-U.S. regulators and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Because many of our customers and end users are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators. We cannot assure you that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may require self-disclosure to governmental agencies and result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

Our failure to satisfy international trade compliance regulations, and changes in U.S. government sanctions, could have a material adverse effect on us.
Our global operations require importing and exporting goods and technology across international borders on a regular basis. Certain of the products we manufacture are “dual use” products, which are products that may have both civil and military applications, or may otherwise be involved in weapons proliferation, and are often subject to more stringent export controls. From time to time, we obtain or receive information alleging improper activity in connection with imports or exports. Our policy mandates strict compliance with U.S. and non-U.S. trade laws applicable to our products. However, even when we are in strict compliance with law and our policies, we may suffer reputational damage if certain of our products are sold through various intermediaries to entities operating in sanctioned countries. When we receive information alleging improper activity, our policy is to investigate that information and respond appropriately, including, if warranted, reporting our findings to relevant government authorities. Nonetheless, our policies and procedures may not always protect us from actions that would violate U.S. and/or non-U.S. laws. Any improper actions could subject us to civil or criminal penalties, including material monetary fines, or other adverse actions including denial of import or export privileges, and could damage our reputation and business prospects.

In addition, from time to time, the U.S. government has imposed sanctions restricting U.S. companies from conducting business with specified non-U.S. individuals and companies. In particular, the U.S. government recently imposed sanctions through several executive orders and legislation restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers or vendors in Russia, the sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia or Ukraine, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A material disruption at any of our manufacturing facilities could cause us to be unable to meet customer demands or increase our costs.
If operations at any of our manufacturing facilities were to be disrupted as a result of significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes or other reasons, we may be unable to fill customer orders and otherwise meet customer demand for our products, which could have a material adverse effect our business, financial condition, results of operations and cash flows. Interruptions in production, in particular at our manufacturing facilities, could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could have a material adverse effect our business, financial condition, results of operations and cash flows.

We may experience material cost and other inflation.
In the past, we have experienced material cost and other inflation in a number of our businesses. We strive for productivity improvements and implement increases in selling prices to help mitigate cost increases in raw materials (especially metals and resins), freight, energy and other costs such as pension, health care and insurance. We continue to implement operational initiatives, including commodity price lock strategies, in order to mitigate the impacts of this inflation and continuously reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A disruption in the availability, price or quality of products or materials that we manufacture and source from various countries throughout the world could have a material adverse effect on our results of operations.
Our business is subject to risks associated with global manufacturing and sourcing. We use a variety of raw materials in the production of our products including steel, aluminum, brass, copper, bronze, zinc, nickel and plastics. We also purchase certain electrical and electronic components from a number of suppliers. Significant shortages in the availability of these materials or price increases could increase our operating costs and adversely impact the competitive positions of our products. We rely on materials, components and finished goods that are sourced from or manufactured outside the U.S., including Mexico, China and other countries, and these countries may experience political or trade instability, which could disrupt our supply of products or materials. We rely on our suppliers to produce high quality materials, components and finished goods according to our specifications. Although we have quality control procedures in place, there is a risk that products may not meet our specifications which could impact our ability to ship quality products to our customers on a timely basis.

Our Thermal Management segment’s dependence on subcontractors and third party suppliers and manufacturers with respect to projects could have a material adverse effect on us.
Our Thermal Management segment often relies on third party subcontractors as well as third party suppliers and manufacturers to complete projects. To the extent that we cannot engage subcontractors or acquire supplies or materials from third parties for these projects, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses on these contracts. In addition, if a subcontractor, supplier or manufacturer is unable to deliver its services or materials according to the negotiated contract terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services or materials were needed.

Intellectual property challenges may hinder our ability to develop, engineer and market our products, and we may incur significant costs in our efforts to successfully avoid, manage, defend and litigate intellectual property matters.
Patents, non-compete agreements, proprietary technologies, customer relationships, trademarks, trade names and brand names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our names or products. Our pending patent applications, and our pending copyright and trademark registration applications, may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage. Over the past few years, we have noticed an increasing tendency for participants in our markets to use challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring our intellectual property rights and we may or may not be able to detect infringement by third parties. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

From time to time, we receive notices from third parties alleging intellectual property infringement. Any dispute or litigation involving intellectual property could be costly and time-consuming due to the complexity and the uncertainty of intellectual property litigation. Our intellectual property portfolio may not be useful in asserting a counterclaim, or negotiating a license, in response to a claim of infringement or misappropriation. In addition, as a result of such claims, we may lose our rights to utilize critical technology, may be required to pay substantial damages or license fees with respect to the infringed rights or may be required to redesign our products at a substantial cost, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Changes in U.S. and foreign government administrative policy, including changes to existing trade agreements, could have a material adverse effect on us.
As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, significant increases in tariffs on goods imported into the U.S. particularly tariffs on products manufactured in China, Canada and Mexico, among other possible changes. Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently manufacture and sell products, and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material adverse effect on our results of operations.
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of our reporting unit to its respective carrying values on its balance sheets. As of December 31, 2018, our goodwill and intangible assets were $3.4 billion and represented 75% of our total assets. Changes in economic and operating conditions impacting the assumptions used in our impairment tests could result in future goodwill and intangible asset impairment charges.

Deterioration in the credit quality of our customers could have a material adverse effect on us.
We have an extensive customer base of original equipment manufacturers, contractors, telecommunications companies and retail and hardware outlets. Deterioration in the credit quality of several major customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Seasonality of sales and weather conditions could have a material adverse effect on our financial results.
We generally experience increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere and increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere. Seasonality and weather conditions could have a material adverse effect on our results of operations.

We are exposed to potential environmental laws, liabilities and litigation.
We are subject to U.S. federal, state, local and non-U.S. laws and regulations governing our environmental practices, public and worker health and safety, and the indoor and outdoor environment. Compliance with these environmental, health and safety regulations could require us to satisfy environmental liabilities, increase the cost of manufacturing our products or otherwise have a material adverse effect on our business, financial condition, results of operations and cash flows. Any violations of these laws by us could cause us to incur unanticipated liabilities. We are also required to comply with various environmental laws and maintain permits, some of which are subject to renewal from time to time, for many of our businesses and we could suffer if we are unable to renew existing permits or to obtain any additional permits that we may require. Compliance with environmental requirements also could require significant operating or capital expenditures or result in significant operational restrictions. We cannot assure you that we have been or will be at all times in compliance with environmental and health and safety laws. If we violate these laws, we could be fined, criminally charged or otherwise sanctioned by regulators.

In addition to clean-up actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. The cost of clean-up and other environmental liabilities can be difficult to accurately predict. In addition, environmental requirements change and tend to become more stringent over time. Our eventual environmental clean-up costs and liabilities could exceed the amount of our current reserves.

We are exposed to certain regulatory and financial risks related to climate change.
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Environmental Protection Agency ("EPA") has published findings that emissions of carbon dioxide, methane, and other greenhouse gases ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. Based on these findings, the EPA has implemented regulations that require reporting of GHG emissions, or that limit emissions of GHGs from certain mobile or stationary sources. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap-and-trade programs. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and/or the Paris Accord, and these and other existing international initiatives or those under consideration could affect our international operations. To the extent our customers, particularly our energy and industrial customers, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows.

Increased information technology security threats and computer crime pose a risk to our systems, networks, products and services, and we are exposed to potential regulatory, financial and reputational risks relating to the protection of our data.
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. Additionally, we collect and store data that is sensitive to us and our employees, customers, dealers and suppliers. As our business increasingly interfaces with employees, customers, dealers and suppliers using information technology systems and networks, we are subject to an increased risk to the secure operation of these systems and networks and to additional laws and regulatory requirements regarding data privacy, including the European Union General Data Protection Regulation. The secure operation of these information technology systems and networks, and the processing and maintenance of this data is critical to our business operations and strategy. Information technology security threats — from user error to attacks designed to gain unauthorized access to our systems, networks and data — are increasing in frequency and sophistication. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain and pose a risk of theft to our assets. Establishing systems and processes to address these threats and changes in legal requirements relating to data collection and storage may increase our costs. We have experienced data breaches, and, although we have determined such data breaches to be immaterial and such data breaches have not had a material adverse effect on our financial condition, results of operations or cash flows, there can be no assurance of similar results in the future. Should future attacks succeed in the theft of assets, exporting sensitive data or financial information or controlling sensitive systems or networks, it could expose us and our employees, customers, dealers and suppliers to the theft of assets, misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions, and breach of privacy, which may require notification under data privacy and other applicable laws. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

We may be negatively impacted by litigation, including product liability claims.
Our business exposes us to potential litigation, such as product liability claims relating to the design, manufacture and sale of our products. While we currently maintain what we believe to be suitable product liability insurance, we may not be able to maintain this insurance on acceptable terms and this insurance may not provide adequate protection against potential or previously existing liabilities. In addition, we self-insure a portion of product liability claims. Successful claims against us for significant amounts could have a material adverse effect on our product reputation, business, financial condition, results of operations and cash flows.

Our share price may fluctuate significantly.
We cannot predict the prices at which nVent ordinary shares may trade. The market price of nVent ordinary shares may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our results of operations due to factors related to our business

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry

•	our ability to obtain third-party financing as needed

•	announcements by us or our competitors of significant acquisitions or dispositions

•	changes in accounting standards, policies, guidance, interpretations or principles

•	changes in earnings estimates by us or securities analysts or our ability to meet those estimates;

•	the operating and share price performance of other comparable companies;

•	investor perception of us;

•	natural or other environmental disasters that investors believe may affect us;

•	overall market fluctuations;

•	results from any material litigation, including asbestos claims, government investigations or environmental liabilities;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could have a material adverse effect on our share price.

Risks Relating to Being a Separate, Stand-Alone Company

Our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly-traded company and may not be an accurate indicator of our future results of operations.
The historical information about us prior to April 30, 2018 in this Annual Report on Form 10-K refers to our business as operated by and integrated with Pentair. Our historical financial information for such periods was derived from the consolidated financial statements and accounting records of Pentair. Accordingly, such historical financial information included in this Annual Report on Form 10-K does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future primarily as a result of the factors described below:

•
Prior to the separation, our business was operated by Pentair as part of its broader corporate organization, rather than as an independent company. Pentair or one of its affiliates performed various corporate functions for us, such as accounting, information technology and finance. Our historical financial results reflect allocations of corporate expenses from Pentair for such functions and may not reflect the expenses we would have incurred had we operated as a separate, publicly-traded company. As a result of the separation, we are responsible for the additional costs associated with being an independent, publicly traded company, including costs related to corporate governance and external reporting.

•
Generally, our working capital and capital for our general corporate purposes have historically been provided as part of the corporate-wide cash management policies of Pentair. As a stand-alone company, we may need to obtain additional financing from lenders, through public offerings or private placements of debt or equity securities, strategic relationships and the cost of capital for our business may be higher than Pentair’s cost of capital prior to completion of the separation.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Pentair. For additional information about the past financial performance of our business and the basis of presentation of the historical combined financial statements of our business, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

Pentair may fail to perform under various transaction agreements that have been executed as part of the separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.
In connection with the separation, we and Pentair entered into a separation and distribution agreement and various other agreements, including a tax matters agreement, a transition services agreement and an employee matters agreement. Certain of these agreements provide for the performance of services by each company for the benefit of the other for a period of time after the separation. We rely on Pentair to satisfy its performance and payment obligations under these agreements. If Pentair is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

Potential indemnification liabilities to Pentair pursuant to the transaction agreements could materially adversely affect us.
The separation and distribution agreement with Pentair contains, among other things, provisions governing the relationship between us and Pentair with respect to and resulting from the separation. Among other things, the separation agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to its business activities, whether incurred prior to or after the separation. We may be subject to substantial liabilities under these indemnifications.

If the distribution fails to qualify as a tax-free transaction for U.S. federal income tax purposes, then we and our shareholders could be subject to significant tax liability or tax indemnity obligations.
Pentair received an IRS Ruling from the IRS substantially to the effect that, among other things, the distribution and certain related transactions qualify as tax-free under Section 355 and related provisions of the Code. The tax-free nature of the distribution was conditioned on the continued validity of the IRS Ruling, as well as on receipt of a tax opinion, substantially to the effect that, among other things, the distribution would qualify as a tax-free transaction under Section 355 and related provisions of the Code, and certain transactions related to the transfer of assets and liabilities to us in connection with the separation and distribution would not result in the recognition of any gain or loss to Pentair, us or our shareholders. The IRS ruling and the tax opinion relied on certain facts and assumptions, certain representations from Pentair and us regarding the past and future conduct of both businesses and other matters, and the tax opinion relies on the IRS Ruling. Notwithstanding the IRS ruling and tax opinion, the IRS could determine on audit that the distribution should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the distribution should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution, or if the IRS were to disagree with the conclusions of the tax opinion that are not covered by the IRS ruling. If the distribution is ultimately determined to be taxable, the distribution could be treated as a taxable dividend to you for U.S. federal income tax purposes, and you could incur significant U.S. federal income tax liability. In addition, Pentair and/or we could incur significant U.S. federal income tax liabilities or tax indemnification obligations, whether under applicable law or the tax matters agreement that we entered into with Pentair, if it is ultimately determined that certain related transactions undertaken in anticipation of the distribution are taxable. To the extent we incur any tax liability or indemnification obligation under applicable law or the tax matters agreement, there could be a material adverse effect on our business, financial condition, and results of operations and cash flows in future reporting periods.

We might not be able to engage in desirable strategic transactions and equity issuances following the distribution because of restrictions relating to U.S. federal income tax requirements for tax-free distributions.
Our ability to engage in significant equity transactions could be limited or restricted after the distribution in order to preserve, for U.S. federal income tax purposes, the tax-free nature of the distribution by Pentair. Even if the distribution otherwise qualifies for tax-free treatment under Section 355 of the Code, it may result in corporate-level taxable gain to Pentair and certain of its affiliates under Section 355(e) of the Code if 50 percent or more, by vote or value, of nVent ordinary shares or Pentair ordinary shares are acquired or issued as part of a plan or series of related transactions that includes the distribution. Any acquisitions or issuances of nVent ordinary shares or Pentair ordinary shares within two years after the distribution will generally be presumed to be part of such a plan, although we or Pentair may be able to rebut that presumption. To preserve the tax-free treatment to Pentair of the distribution, under the tax matters agreement, we expect that we will be prohibited from taking or failing to take any action that prevents the distribution and related transactions from being tax-free. Further, for the two-year period following the distribution, without obtaining the consent of Pentair, a private letter ruling from the IRS or an unqualified opinion of a nationally recognized law firm or accounting firm, we may be prohibited from, among other things:

•
approving or allowing any transaction that results in a change in ownership of more than a specified percentage of nVent ordinary shares when combined with any other changes in ownership of nVent ordinary shares,

•	redeeming or repurchasing equity securities,

•	selling or otherwise disposing of substantially all of our assets, or

•	engaging in certain internal transactions.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. Moreover, the tax matters agreement also provides that we are responsible for all or a specified portion of any taxes imposed on Pentair or any of its affiliates as a result of the failure of the distribution or the internal transactions to qualify for favorable treatment under the Code unless such failure is attributable to certain actions taken after the distribution by Pentair.

Risks Relating to Our Liquidity

Disruptions in the financial markets could adversely affect us, our customers and our suppliers by increasing funding costs or reducing availability of credit.
In the normal course of our business, we may access credit markets for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of shares, capital expenditures and investments in our subsidiaries. Although we expect to have sufficient liquidity to meet our foreseeable needs, our access to and the cost of capital could be negatively impacted by disruptions in the credit markets, which have occurred in the past and made financing terms for borrowers unattractive or unavailable. These factors may make it more difficult or expensive for us to access credit markets if the need arises. In addition, these factors may make it more difficult for our suppliers to meet demand for their products or for prospective customers to commence new projects, as customers and suppliers may experience increased costs of debt financing or difficulties in obtaining debt financing. Disruptions in the financial markets in the past have had adverse effects on other areas of the economy and have led to a slowdown in general economic activity that may adversely affect our businesses. One or more of these factors could adversely affect our business, financial condition, results of operations or cash flows.

Covenants in our debt instruments may adversely affect us.
Our credit agreements and indentures contain customary financial covenants, including those that limit the amount of our debt, which may restrict the operations of our business and our ability to incur additional debt to finance acquisitions. Our ability to meet the financial covenants can be affected by events beyond our control, and we cannot provide assurance that we will meet those tests. A breach of any of these covenants could result in a default under our credit agreements or indentures. Upon the occurrence of an event of default under any of our credit facilities or indentures, the lenders or trustees could elect to declare all amounts outstanding thereunder to be immediately due and payable and, in the case of credit facility lenders, terminate all commitments to extend further credit. If the lenders or trustees accelerate the repayment of borrowings, we cannot provide assurance that we will have sufficient assets to repay our credit facilities and our other indebtedness. Furthermore, acceleration of any obligation under any of our material debt instruments will permit the holders of our other material debt to accelerate their obligations, which could have a material adverse effect on our financial condition.

We may increase our debt or raise additional capital or our credit ratings may be downgraded in the future, which could affect our financial condition, and may decrease our profitability.
As of December 31, 2018, we had $0.9 billion of total debt outstanding. We may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected. Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively impact our access to the debt capital markets and increase the costs we incur to borrow funds. If ratings for our debt are downgraded, our access to the debt capital markets may become restricted. Additionally, our credit agreements generally include an increase in interest rates if the ratings for our debt are downgraded.

Our leverage could have a material adverse effect on our business, financial condition or results of operations.
Our ability to make payments on and to refinance our indebtedness, including our existing debt as well as any future debt that we may incur, will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we are not able to repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.

Risks Relating to Our Jurisdiction of Incorporation in Ireland and Tax Residency in the U.K.

We are subject to changes in law and other factors that may not allow us to maintain a worldwide effective corporate tax rate that is competitive in our industry.
While we believe that we should be able to maintain a worldwide effective corporate tax rate that is competitive in our industry, we cannot give any assurance as to what our effective tax rate will be in the future, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. Our actual effective tax rate may vary from our expectation and that variance may be material. Also, the tax laws of the U.S., the U.K., Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our worldwide effective corporate tax rate. In particular, legislative action could be taken by the U.S., the U.K., Ireland or the European Union which could override tax treaties or modify tax statutes or regulations upon which we expect to rely and adversely affect our effective tax rate. We cannot predict the outcome of any specific legislative proposals. If proposals were enacted that had the effect of disregarding our incorporation in Ireland or limiting our ability as an Irish company to maintain tax residency in the U.K. and take advantage of the tax treaties among the U.S., the U.K. and Ireland, we could be subject to increased taxation, which could materially adversely affect our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.

A change in our tax residency could have a negative effect on our future profitability, and may trigger taxes on dividends or exit charges.
Under current Irish legislation, a company is regarded as resident for tax purposes in Ireland if it is centrally managed and controlled in Ireland, or, in certain circumstances, if it is incorporated in Ireland. Under current U.K. legislation, a company that is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes unless it is treated as resident in another jurisdiction pursuant to any appropriate double tax treaty with the U.K. Other jurisdictions may also seek to assert taxing jurisdiction over nVent.

Where a company is treated as tax resident under the domestic laws of both the U.K. and Ireland, article 4(3) of the Double Tax Convention between Ireland and the U.K. (the “residence tie-breaker”) currently provides that the company shall be treated as resident only in one of those two jurisdictions if its place of effective management is situated in that jurisdiction. The Organisation for Economic Co-operation and Development has proposed a number of measures relating to the tax treatment of multinationals, some of which are to be implemented by amending double tax treaties through a multilateral instrument (the “MLI”). The MLI has been signed and ratified by a number of countries, including Ireland and the U.K. The MLI allows signatories to opt into or out of certain changes: the effect for a given double tax convention depends on the options chosen by the two contracting states. Ireland and the U.K. have confirmed that they intend to change the residence tie-breaker so that it will depend on a determination by the tax authorities of the two contracting states, instead of an objective application of the place of effective management test. The amended residence tie-breaker should take effect for nVent from January 1, 2020 and nVent intends to seek a determination in respect of its tax residence from the tax authorities of the UK and Ireland in advance of that date. nVent does not expect such a determination to alter its tax residency in the U.K..

It is possible that in the future, whether as a result of a change in law (including the entry into force and effect of the MLI) or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs, nVent could become, or be regarded as having become, resident in a jurisdiction other than the U.K. If nVent ceases to be resident in the U.K. and becomes resident in another jurisdiction, it may be subject to U.K. exit charges, and could become liable for additional tax charges in the other jurisdiction (including dividend withholding taxes or corporate income tax charges). If nVent were to be treated as resident in more than one jurisdiction, it could be subject to taxation in multiple jurisdictions. If, for example, nVent were considered to be a tax resident of Ireland, nVent could become liable for Irish corporation tax and any dividends paid by it could be subject to Irish dividend withholding tax.

Legislative action in the U.S. could materially adversely affect us.
Legislative or administrative action may be taken by the U.S. Congress or U.S. Treasury which, if ultimately enacted or finalized, could limit the availability of tax benefits or deductions that we currently claim, override tax treaties upon which we rely, or otherwise affect the taxes that the U.S. imposes on our worldwide operations. Such actions include proposed regulations issued by the U.S. Treasury on December 20, 2018 that, when finalized, would limit the availability of tax benefits we currently claim related to the deductibility of interest (the "Proposed Regulations"). It is anticipated that the Proposed Regulations will be finalized during, or prior to, June 2019. As the Proposed Regulations are not yet finalized, the ultimate outcome is not specifically known at this time. Such changes could materially adversely affect our effective tax rate and/or require us to take further action, at potentially significant expense, to seek to preserve our effective tax rate.

Irish law differs from the laws in effect in the U.S. and may afford less protection to holders of our securities.
It may not be possible to enforce court judgments obtained in the U.S. against us in Ireland based on the civil liability provisions of the U.S. federal or state securities laws. In addition, there is some uncertainty as to whether the courts of Ireland would recognize or enforce judgments of U.S. courts obtained against us or our directors or officers based on the civil liabilities provisions of the U.S. federal or state securities laws or hear actions against us or those persons based on those laws. We have been advised that the U.S. currently does not have a treaty with Ireland providing for the reciprocal recognition and enforcement of judgments in civil and commercial matters. Therefore, a final judgment for the payment of money rendered by any U.S. federal or state court based on civil liability, whether or not based solely on U.S. federal or state securities laws, would not automatically be enforceable in Ireland.

As an Irish company, we are governed by the Irish Companies Act, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.

In addition, our articles of association provide that the Irish courts have exclusive jurisdiction to determine any and all derivative actions in which a holder of nVent ordinary shares asserts a claim in the name of nVent, actions asserting a claim of breach of a fiduciary duty of any of the directors of nVent and actions asserting a claim arising pursuant to any provision of Irish law or our articles of association. Under Irish law, the proper claimant for wrongs committed against nVent, including by our directors, is considered to be nVent itself. Irish law permits a shareholder to initiate a lawsuit on behalf of a company such as nVent only in limited circumstances and requires court permission to do so.

Transfers of nVent ordinary shares may be subject to Irish stamp duty.
Transfers of nVent ordinary shares effected by means of the transfer of book entry interests in the Depository Trust Company ("DTC") will not be subject to Irish stamp duty. However, if you hold your nVent ordinary shares directly, rather than beneficially through DTC, any transfer of your nVent ordinary shares could be subject to Irish stamp duty (currently at the rate of 1 percent of the higher of the price paid or the market value of the shares acquired). Payment of Irish stamp duty is generally a legal obligation of the transferee.

We currently intend to pay (or cause one of our affiliates to pay) stamp duty in connection with share transfers made in the ordinary course of trading by a seller who holds shares directly to a buyer who holds the acquired shares beneficially. In other cases we may, in our absolute discretion, pay (or cause one of our affiliates to pay) any stamp duty. Our constitution provides that, in the event of any such payment, we (i) may seek reimbursement from the buyer, (ii) will have a lien against the shares acquired by such buyer and any dividends paid on such shares and (iii) may set-off the amount of the stamp duty against future dividends on such shares. Parties to a share transfer may assume that any stamp duty arising in respect of a transaction in nVent ordinary shares has been paid unless one or both of such parties is otherwise notified by us.

nVent ordinary shares, received by means of a gift or inheritance, could be subject to Irish capital acquisitions tax.
Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of nVent ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because nVent ordinary shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold of €320,000 per lifetime in respect of taxable gifts or inheritances received from their parents for periods on or after October 10, 2018.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
Our principal office is located in leased premises in London, United Kingdom, and our management office in the United States is located in leased premises in Minneapolis, Minnesota. Our operations are conducted in facilities throughout the world. These facilities house manufacturing and distribution operations, as well as sales and marketing, engineering and administrative offices.
We carry out our Enclosures manufacturing operations at 3 plants located in the United States and at 8 plants located in 7 other countries. In addition, Enclosures has 5 distribution facilities and 12 sales offices located in numerous countries throughout the world.
We carry out our Thermal Management manufacturing operations at 2 plants located in the United States and at 6 plants located in 4 other countries. In addition, Thermal Management has 9 distribution facilities, 30 sales offices and 3 service centers located in numerous countries throughout the world.
We carry out our Electrical & Fastening Solutions manufacturing operations at 2 plants located in the United States and at 3 plants located in 2 other countries. In addition, Electrical & Fastening Solutions has 4 distribution facilities and 7 sales offices located in numerous countries throughout the world.
We believe that our production facilities are suitable for their purpose and are adequate to support our businesses.

ITEM 3.  LEGAL PROCEEDINGS

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

Environmental matters
We have been named as defendant, target or a potentially responsible party ("PRP") in a number of environmental clean-ups relating to our current or former business units. We may be named as a PRP at other sites in the future for existing business units, as well as both divested and acquired businesses. In addition to clean-up actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances.

Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of December 31, 2018, our recorded reserves for environmental matters were not material. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

Product liability claims
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
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following table sets forth information as of December 31, 2018 regarding current executive officers of nVent Electric plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Beth Wozniak	54
Chief Executive Officer since 2018; Previously, Ms. Wozniak was the President of Pentair’s Electrical segment during 2017. Ms. Wozniak previously served as President of Pentair’s Flow & Filtration Solutions Global Business Unit from 2015 – 2016. Ms. Wozniak was President of the Environmental and Combustion Controls unit of Honeywell International Inc. (a software-industrial company) from 2011 – 2015 and President of the Sensing and Controls Unit of Honeywell International Inc. from 2006 – 2011, and she held various leadership positions at Honeywell International Inc. and its predecessor AlliedSignal Inc. from 1990 – 2006.

Stacy P. McMahan	55
Executive Vice President and Chief Financial Officer since 2018; Previously, Ms. McMahan was the Chief Financial Officer of The Spectranetics Corporation (a developer and manufacturer of single-use medical devices) beginning in September 2015. Ms. McMahan was the Senior Vice President, Chief Financial Officer and Treasurer of MSA Safety, Inc. (a global industrial company protecting the health and safety of industrial workers) from 2013 – 2015 and the Senior Vice President, Finance of MSA Safety, Inc. from 2012 – 2013. Previously, she served over 20 years in the life science industry, most recently as Vice President, Finance for the Customer Channels Group of Thermo Fisher Scientific from 2011 to 2012 where she directed the channel finance function supporting research, safety and healthcare customers and suppliers. Ms. McMahan served over six years with the Johnson & Johnson family of companies as the Vice President of Finance and Chief Financial Officer for Johnson & Johnson Customer & Logistics Services and Johnson & Johnson Health Care Systems; the World Wide Vice President of Finance and Chief Financial Officer for DePuy Orthopaedics; and Executive Director of Finance for Ethicon Endo-Surgery.

Jon D. Lammers	54
Executive Vice President, General Counsel and Secretary since 2018; Mr. Lammers was an attorney at Foulston Siefkin LLP (a Kansas-based law firm) from 2016 – 2017. Mr. Lammers previously served as Senior Vice President, General Counsel and Secretary of Spirit Aerosystems Holdings, Inc. (a designer and manufacturer of aerostructures) from 2012 – 2016. He held various senior legal roles, including Deputy North American General Counsel and Asia Pacific General Counsel with Cargill Inc. from 1997 – 2012. Prior to his corporate experience, Mr. Lammers practiced law at Oppenheimer, Wolff & Donnelly (n/k/a Fox Rothschild LLP) from 1993 – 1997 and Paul Hastings LLP from 1991 – 1993.

Thomas F. Pettit	49
Executive Vice President and Chief Integrated Supply Chain Officer since 2018; Previously, Mr. Pettit was the Operations Vice President of Pentair and served in that role 2015-2017. Mr. Pettit previously served as the Chief Operating Officer for BioScrip, Inc. (a provider of infusion and home care management solutions) from 2014 – 2015. He was the Senior Vice President and General Manager for Ryder Supply Chain Solutions from 2013 – 2014 (a commercial fleet management, dedicated transportation and supply chain solutions company). Mr. Pettit was the Operations Vice President for Pentair from 2008 – 2013. Mr. Pettit was the Vice President, Finance and Global Supply Chain for ADC Telecommunications, Inc. from 2005 – 2008. He worked for General Electric Company as a Sourcing Leader from 2002 – 2003 and then as a Product General Manager from 2003 – 2005. Mr. Pettit held various consulting positions with Towers Perrin General Management Services and McKinsey & Company, Inc. from 1995 – 2002.

Lynnette R. Heath	51
Executive Vice President and Chief Human Resources Officer since 2018; Ms. Heath was the Senior Vice President, Global Human Resources of Entrust Datacard (a privately held global security and identity company) from 2009 – 2017. Ms. Heath previously held various human resources roles with General Electric Company from 2000 – 2009, with McKesson Corporation from 1996 – 2000 and with Northern States Power Company (n/k/a Xcel Energy Inc.) from 1992 – 1996.

Randolph A. Wacker	54
Senior Vice President and Chief Accounting Officer since 2018; Mr. Wacker was the Assistant Corporate Controller of Pentair and served in that role from 2005-2017. Previously, Mr. Wacker was the U.S. Controller of Computer Network Technologies from 2004 – 2005. He served over 10 years in corporate controlling and external reporting roles in various public companies. Mr. Wacker also served as an accountant with the public accounting firm Larson, Allen, Weishair & Co., LLP (n/k/a CliftonLarsonAllen) from 1988 – 1993.

Joseph A. Ruzynski	43
President of Enclosures since 2018; Mr. Ruzynski was the Vice President of Pentair’s Enclosures Strategic Business Unit and served in that role during 2017. Mr. Ruzynski previously served as Vice President of Pentair’s Engineered Projects Strategic Business Group in its Valves & Controls Global Business Unit from 2016 – 2017 and Vice President of Pentair’s Fluid Motion Business Group from 2015 – 2016. He was the Vice President, Operations of Pentair’s Equipment Protection and Technical Solutions Global Business Units from 2012 – 2014, and held various supply leadership positions with Pentair from 2003 – 2012. Mr. Ruzynski was a Manager with Ernst & Young from 1997 – 2003.

Michael B. Faulconer	49
President of Thermal Management since 2018; Mr. Faulconer was the Vice President of Pentair’s Thermal Management Strategic Business Unit of the Electrical segment and served in that role during 2017. Mr. Faulconer previously served as the Vice President of Pentair’s Thermal Building Solutions Unit from 2014 – 2016. He was the Vice President, Marketing of Pentair’s Thermal Management Unit from 2010 – 2013. Mr. Faulconer held various general management and marketing leadership roles with Tyco Thermal Controls in the U.S. and Asia from 2001 – 2010. From 1991 – 2000, Mr. Faulconer held various sales roles with Valquip Corporation.

Robert J. van der Kolk	50
President of Electrical & Fastening Solutions since 2018; Mr. van der Kolk was the Vice President of Pentair’s Engineered & Fastening Solutions Strategic Business Unit of the Electrical segment and served in that role from 2015 – 2017. Mr. van der Kolk previously served as the Executive Vice President, Sales for ERICO from 2011 – 2015, and held various sales, development, and manufacturing leadership roles with ERICO from 2001 – 2008. Mr. van der Kolk held Plant Superintendent and Production Management roles for Cargill in the Netherlands and Germany from 1993 – 2001.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares are listed for trading on the New York Stock Exchange and trade under the symbol "NVT." As of December 31, 2018, there were 15,034 shareholders of record.

The timing, declaration and payment of future dividends to holders of our ordinary shares will depend upon many factors, including our financial condition and results of operations, the capital requirements of our businesses, industry practice and any other relevant factors.

Share Performance Graph
The following information under the caption "Share Performance Graph" in this ITEM 5 of this Annual Report on Form 10-K is not deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or to the liabilities of Section 18 of the Exchange Act and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

The following graph sets forth the cumulative total shareholder return on our ordinary shares from the date of the separation of nVent from Pentair, assuming the investment of $100 on April 30, 2018 and the reinvestment of all dividends since that date to December 31, 2018. The graph also contains for comparison purposes the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrials Index, assuming the same investment level and reinvestment of dividends. By virtue of our market capitalization, we are a component of the S&P Mid Cap 400 Index. On the basis of our size and diversity of businesses, we believe the S&P Mid Cap 400 Industrials Index is an appropriate published industry index for comparison purposes.

	Base Period 2018	INDEXED RETURNS Quarters ended in 2018
Company / Index	April 30	June 30	September 30	December 31
nVent Electric plc	100	113.57	123.69	102.99
S&P Mid Cap 400 Index	100	104.23	107.86	88.82
S&P Mid Cap 400 Industrials Index	100	103.07	111.08	90.13

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2018:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 27, 2018	2,293	$27.52	—	$500,000,000
October 28 – November 24, 2018	2,018,748	24.86	1,922,799	452,084,142
November 25 – December 31, 2018	510,398	21.88	506,214	441,003,961
Total	2,531,439		2,429,013

(a)
The purchases in this column include 2,293 shares for the period October 1 – October 27, 2018, 95,949 shares for the period October 28 – November 24, 2018, and 4,184 shares for the period November 25 – December 31, 2018 deemed surrendered to us by participants in the nVent Electric plc 2018 Omnibus Incentive Plan (the "2018 Plan") and earlier Pentair stock incentive plans that are now outstanding under the 2018 Plan (collectively the "Plans") to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options, vesting of restricted shares and vesting of performance shares.

(b)
The average price paid in this column includes shares repurchased as part of our publicly announced plans and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price of stock options and withholding tax obligations due upon stock option exercises, vesting of restricted shares and vesting of performance shares.

(c)
The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase our ordinary shares up to a maximum dollar limit of $500.0 million under the 2018 authorization.

(d)
In July 2018, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million. This authorization expires on July 23, 2021. We have $441.0 million remaining availability for repurchases under the 2018 authorization.

ITEM 6.  SELECTED FINANCIAL DATA

The selected historical consolidated and combined financial data presented below should be read in conjunction with the “Risk Factors” in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Item 7, and our consolidated and combined financial statements and accompanying notes thereto in Item 8 of this Annual report on Form 10-K to fully understand factors that may affect the comparability of the information presented below.

For periods ended December 31, 2014 through 2017, and for the first four months of the year ended December 31, 2018, certain expenses of Pentair were allocated to nVent for certain support functions that were provided on a centralized basis prior to the separation from Pentair on April 30, 2018. As a result, the financial information included below may not necessarily reflect what nVent's financial position, results of operations and cash flows would have been had it been a stand-alone company during the periods presented.

	Years ended December 31
In millions, except per-share data	2018	2017	2016	2015	2014
Consolidated and combined statements of operations and comprehensive income data
Net sales	$2,213.6	$2,097.9	$2,116.0	$1,809.3	$1,728.0
Income before income taxes	268.7	313.3	315.0	265.9	277.3
Net income	230.8	361.7	259.1	210.1	212.2
Per-share data
Basic:
Earnings per ordinary share	$1.29	$2.02	$1.45	$1.17	$1.19
Weighted average shares (1)	178.6	179.0	179.0	179.0	179.0
Diluted:
Earnings per ordinary share	$1.28	$2.00	$1.43	$1.16	$1.17
Weighted average shares (1)	180.8	181.2	181.2	181.2	181.2
Cash dividends declared and paid per ordinary share	$0.35	$—	$—	$—	$—
Cash dividends declared and unpaid per ordinary share	0.175	—	—	—	—
Consolidated and combined balance sheets data
Total assets	$4,552.7	$4,725.0	$4,493.8	$4,564.4	$2,205.9
Total debt	941.7	—	—	—	—
Total equity	2,687.1	3,791.3	3,485.7	3,506.7	1,605.4

(1)
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations refers to and should be read in conjunction with the audited consolidated and combined financial statements and the corresponding notes included in Item 8.
Forward-looking statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future," "forecast" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include; adverse effects on our business operations or financial results as a result of the consummation of the separation (as defined below); the ability of our business to operate independently following the separation; overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve, including the impacts of tariffs; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
nVent is a leading global provider of electrical connection and protection solutions. We believe our inventive electrical solutions enable safer systems and ensure a more secure world. We design, manufacture, market, install, and service high performance products and solutions that connect and protect some of the world’s most sensitive equipment, buildings, and critical processes. We offer a comprehensive range of enclosures, electrical connections and fastening, and thermal management solutions across industry-leading brands that are recognized globally for quality, reliability, and innovation.

We classify our operations into business segments based primarily on types of products offered and markets served. We operate across three segments: Enclosures, Thermal Management, and Electrical & Fastening Solutions, which contributed 46%, 28% and 26% of total revenues during 2018, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

•
Enclosures - The Enclosures segment provides inventive solutions that protect, connect and manage heat in critical electronics, communication, control, and power equipment. From metallic and non-metallic enclosures to cabinets, subracks and backplanes, it offers the physical infrastructure to host, connect and protect server and network equipment, as well as indoor and outdoor protection for broadband voice, data and video surveillance applications in industrial, infrastructure, commercial, and energy verticals.

•
Thermal Management - The Thermal Management segment provides electric thermal solutions that connect and protect critical buildings, infrastructure, industrial processes and people. Its thermal management systems include heat tracing, floor heating, fire-rated and specialty wiring, sensing and snow melting and de-icing solutions for use in industrial, energy, commercial & residential and infrastructure verticals. Its highly reliable and easy to install solutions lower total cost of ownership to building owners, facility managers, operators and end users.

•
Electrical & Fastening Solutions - The Electrical & Fastening Solutions segment provides fastening solutions that connect and protect electrical and mechanical systems and civil structures. Its engineered electrical and fastening products are used across a wide range of verticals, including commercial, industrial, infrastructure and energy.

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
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in 2018 and 2017, and will likely impact our results in the future:

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

•	During 2018 and 2017, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
In 2019, our operating objectives include the following:

•	Achieving differentiated revenue growth through new products and solutions and market expansion in key developing regions;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Optimizing our technological capabilities to increasingly generate innovative new and connected products and enhance the customer experience; and

•	Focusing on developing global talent in light of our global presence.
The financial statements for periods prior to April 30, 2018 were prepared on a stand-alone basis derived from the consolidated financial statements and records of Pentair as if nVent were operated on a stand-alone basis.

For periods prior to the separation, the consolidated and combined financial statements of nVent include general corporate expenses of Pentair for certain support functions that were provided on a centralized basis, such as expenses related to executive management, finance, audit, legal, information technology, human resources, communications, facilities and employee benefits and compensation. These general corporate expenses are included in the Consolidated and Combined Statements of Income and Comprehensive Income within Selling, general and administrative expense and Other expense. These expenses were allocated to nVent on the basis of direct usage when identifiable, with the remainder allocated based on a proportional basis of net sales, headcount or other measures. nVent considers the allocation methodology regarding Pentair’s general corporate expenses to be reasonable for periods presented prior to the separation. Nevertheless, the consolidated and combined financial statements of nVent for periods prior to the separation may not reflect the actual expenses that would have been incurred and may not reflect nVent’s consolidated and combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented.

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS
The consolidated and combined results of operations were as follows:

	Years ended December 31			% / point change
In millions	2018	2017	2016	2018 vs 2017		2017 vs 2016
Net sales	$2,213.6	$2,097.9	$2,116.0	5.5%		(0.9%)
Cost of goods sold	1,337.5	1,256.0	1,280.2	6.5%		(1.9%)
Gross profit	876.1	841.9	835.8	4.1%		0.7%
% of net sales	39.6%	40.1%	39.5%	(0.5	pts)	0.6	pts

Selling, general and administrative	519.7	483.3	462.4	7.5%		4.5%
% of net sales	23.5%	23.0%	21.9%	0.5	pts	1.1	pts
Research and development	45.6	42.5	40.6	7.3%		4.7%
% of net sales	2.1%	2.0%	1.9%	0.1	pts	0.1	pts

Operating income	310.8	316.1	332.8	(1.7%)		(5.0%)
% of net sales	14.0%	15.1%	15.7%	(1.1	pts)	(0.6	pts)

Net interest expense	31.2	0.2	1.4	N.M.		N.M.
Other expense	10.9	2.6	16.4	N.M.		N.M.

Income before income taxes	268.7	313.3	315.0	(14.2%)		(0.5%)
Provision (benefit) for income taxes	37.9	(48.4)	55.9	N.M.		N.M.
Effective tax rate	14.1%	(15.4%)	17.7%	N.M.		N.M.
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change were as follows:

	2018 vs 2017	2017 vs 2016
Volume	2.9%	(2.2%)
Price	1.8	0.1
Organic growth	4.7	(2.1)
Acquisition	—	0.7
Currency	0.8	0.5
Total	5.5%	(0.9%)
The 5.5 percent increase in net sales in 2018 from 2017 was primarily the result of:

•	organic sales growth of approximately 2.5% from our industrial business and 2.0% from our commercial & residential business, which includes selective increases in selling prices; and

•	favorable foreign currency effects.
These increases were partially offset by:

•	slowdown in capital spending impacting the energy business, driving lower organic sales of approximately 1.0%.

The 0.9 percent decrease in net sales in 2017 from 2016 was primarily the result of:

•
sales decline from our energy business of approximately 5.0% as a result of the impact of three large Canadian Oil Sands projects in our Thermal Management segment in 2016 that did not recur in 2017; and

•	sales decline in our infrastructure business of approximately 1.0% driven by performance in both Enclosures and Electrical & Fastening Solutions.
These decreases were partially offset by:

•	increased sales volume from our industrial business of approximately 3.0%, primarily as a result of increased volumes in the U.S.;

•	increased sales related to a business acquisition that occurred in the first quarter of 2017; and

•	favorable foreign currency effects.
Gross profit
The 0.5 percentage point decrease in gross profit as a percentage of sales in 2018 from 2017 was primarily the result of:

•	inflationary increases related to certain raw materials, labor and freight costs.
This decrease was partially offset by:

•	organic sales growth in our industrial and commercial & residential businesses, which resulted in increased leverage on fixed expenses included in cost of goods sold; and

•	higher contribution margin as a result of savings generated from our lean and supply management practices.
The 0.6 percentage point increase in gross profit as a percentage of sales in 2017 from 2016 was primarily the result of:

•	favorable mix as a result of the decline in lower margin long-cycle energy sales and growth in higher margin product sales; and

•	higher contribution margin as a result of savings generated from our lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials; and

•	higher cost of sales due to manufacturing footprint rationalization and a new U.S. distribution center.
Selling, general and administrative ("SG&A")
The 0.5 percentage point increase in SG&A expense as a percentage of sales in 2018 from 2017 was driven by:

•
$45.0 million of non-recurring separation related costs incurred in 2018 to prepare and establish nVent to operate as an independent stand-alone public company, primarily related to information technology, legal, advisory and other professional fees, compared to $16.1 million in 2017;

•	increased investment in sales and marketing to drive growth; and

•	increased corporate expenses incurred to operate as an independent public company.
These increases were partially offset by:

•	organic sales growth in our industrial and commercial & residential businesses, which resulted in increased leverage on operating expenses; and

•	restructuring costs of $7.7 million in 2018, compared to $13.0 million in 2017.
The 1.1 percentage point increase in SG&A expense as a percentage of sales in 2017 from 2016 was driven by the following:

•
$16.1 million of non-recurring separation costs incurred in 2017 to prepare nVent to operate as an independent stand-alone public company, primarily related to legal, advisory and other professional fees; and

•	lower sales volume in our energy and infrastructure businesses, which resulted in decreased leverage on operating expenses.
These increases were partially offset by:

•	cost control and savings generated from back-office consolidation, reduction in personnel and other lean initiatives; and

•	increased sales volume in the industrial business, which resulted in increased leverage on operating expenses.
Provision for income taxes
The 29.5 percentage point increase in the effective tax rate in 2018 from 2017 was primarily due to:

•	the provisional tax benefit of $84.8 million recognized as a result of U.S. tax reform in 2017 that is not recurring in 2018.
The 33.1 percentage point decrease in the effective tax rate in 2017 from 2016 was primarily due to:

•	a net provisional tax benefit of $84.8 million recognized in 2017 as a result of the enactment of U.S. tax reform; and

•	the mix of global earnings toward lower tax jurisdictions.
On December 20, 2018, the U.S. Treasury issued proposed regulations that, when finalized, would limit the availability of tax benefits we currently claim related to the deductibility of interest (the “Proposed Regulations”). It is anticipated that the Proposed Regulations will be finalized during, or prior to, June 2019. As the Proposed Regulations are not yet finalized, the ultimate outcome is not specifically known at this time. Such changes could materially adversely affect our effective tax rate and/or require us to take further action to seek to preserve our effective tax rate.

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of our three reportable segments (Enclosures, Thermal Management and Electrical & Fastening Solutions). Each of these segments comprises various product offerings that serve multiple end markets.
We evaluate performance based on sales and segment income and use a variety of ratios to measure performance of our reporting segments. Segment income (loss) represents operating income exclusive of intangible amortization, separation costs, net interest expense, costs of restructuring activities, impairments and other unusual non-operating items.
Enclosures
The net sales and segment income for Enclosures were as follows:

	Years ended December 31			% / point change
In millions	2018	2017	2016	2018 vs 2017		2017 vs 2016
Net sales	$1,019.7	$934.9	$911.2	9.1%		2.6%
Segment income	174.8	164.6	184.4	6.2%		(10.7%)
% of net sales	17.1%	17.6%	20.2%	(0.5	pts)	(2.6	pts)
Net sales
The components of the change in Enclosures net sales were as follows:

	2018 vs 2017	2017 vs 2016
Volume	7.1%	3.0%
Price	1.2	(0.6)
Organic growth	8.3	2.4
Currency	0.8	0.2
Total	9.1%	2.6%

The 9.1 percent increase in Enclosures sales in 2018 from 2017 was primarily the result of:

•	organic sales growth of approximately 5.0% from our industrial business and approximately 2.5% from our infrastructure business, which includes selective increases in selling prices; and

•	favorable foreign currency effects.
The 2.6 percent increase in Enclosures sales in 2017 from 2016 was primarily the result of:

•	increased sales volume of approximately 3.5% from the industrial business, primarily as a result of increased volumes in the U.S.; and

•	favorable foreign currency effects.
These increases were partially offset by:

•	continued slowdown in capital spending, particularly in the infrastructure business, driving sales volume decline of approximately 2%.
Segment income
The components of the change in Enclosures segment income from the prior period were as follows:

	2018		2017
Growth	1.7	pts	2.0	pts
Inflation	(3.5)		(2.4)
Productivity/Price	1.3		(2.2)
Total	(0.5	pts)	(2.6	pts)
The 0.5 percentage point decrease in segment income for Enclosures as a percentage of net sales in 2018 from 2017 was primarily the result of:

•	inflationary increases related to certain raw materials, labor and freight costs.
This decrease was partially offset by:

•	organic sales growth from our industrial and infrastructure businesses, including selective increases in selling prices, which resulted in increased leverage on production and operating expenses; and

•	higher contribution margin as a result of savings generated from our lean and supply management practices.
The 2.6 percentage point decrease in segment income for Enclosures as a percentage of net sales in 2017 from 2016 was primarily the result of:

•	inflationary increases related to labor costs and certain raw materials;

•	higher cost of sales due to manufacturing footprint rationalization and a new U.S. distribution center.

•	lower sales volume in the infrastructure business, which resulted in decreased leverage on operating expenses.
These decreases were partially offset by:

•	increased sales volume in the industrial business, which resulted in increased leverage on operating expenses.
Thermal Management
The net sales and segment income for Thermal Management were as follows:

	Years ended December 31			% / point change
In millions	2018	2017	2016	2018 vs 2017		2017 vs 2016
Net sales	$623.2	$622.2	$692.2	0.2%		(10.1%)
Segment income	154.2	147.3	123.5	4.7%		19.3%
% of net sales	24.7%	23.7%	17.8%	1.0	pts	5.9	pts

Net sales
The components of the change in Thermal Management net sales were as follows:

	2018 vs 2017	2017 vs 2016
Volume	(1.0%)	(11.3%)
Price	0.5	—
Organic growth	(0.5)	(11.3)
Currency	0.7	1.2
Total	0.2%	(10.1%)
The 0.2 percent increase in Thermal Management sales in 2018 from 2017 was primarily the result of:

•	organic sales growth of approximately 4.0% from our commercial & residential business, which includes selective increases in selling prices; and

•	favorable foreign currency effects.
These increases were partially offset by:

•	lower project sales volume in the energy business driving lower organic sales of approximately 4.0%.
The 10.1 percent decrease in Thermal Management sales in 2017 from 2016 was primarily the result of:

•	lower project sales volume as a result of the impact of three large Canadian Oil Sands projects in 2016 that did not recur in 2017.
This decrease was partially offset by:

•	increased sales volume of approximately 1.5% from the industrial business, primarily as a result of increased volumes in Western Europe and certain developing regions; and

•	favorable foreign currency effects.
Segment income
The components of the change in Thermal Management segment income from the prior period were as follows:

	2018		2017
Growth	1.9	pts	7.6	pts
Inflation	(1.3)		(0.7)
Productivity/Price	0.4		(1.0)
Total	1.0	pts	5.9	pts

The 1.0 percentage point increase in segment income for Thermal Management as a percentage of net sales in 2018 from 2017 was primarily the result of:

•	favorable mix as a result of the decline in lower margin long-cycle energy sales and growth in higher margin product sales;

•	organic sales growth in our commercial & residential business, which resulted in increased leverage on operating expenses; and

•	higher contribution margin as a result of savings generated from our lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to certain raw materials, labor and freight costs; and

•	organic sales decline in our energy business, which resulted in decreased leverage on operating expenses.

The 5.9 percentage point increase in segment income for Thermal Management as a percentage of sales in 2017 from 2016 was primarily the result of:

•	favorable mix as a result of the decline in lower margin long-cycle energy sales and growth in higher margin product sales;

•	increased sales volume in the industrial business, which resulted in increased leverage on operating expenses; and

•	higher contribution margin as a result of savings generated from our lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to labor costs and certain raw materials.
Electrical & Fastening Solutions
The net sales and segment income for Electrical & Fastening Solutions were as follows:

	Years ended December 31			% / point change
In millions	2018	2017	2016	2018 vs 2017		2017 vs 2016
Net sales	$570.7	$540.8	$512.6	5.5%		5.5%
Segment income	144.5	140.7	144.9	2.7%		(2.9%)
% of net sales	25.3%	26.0%	28.3%	(0.7	pts)	(2.3	pts)
Net sales
The components of the change in Electrical & Fastening Solutions net sales were as follows:

	2018 vs 2017	2017 vs 2016
Volume	0.4%	0.9%
Price	4.3	1.3
Organic growth	4.7	2.2
Acquisition	—	2.8
Currency	0.8	0.5
Total	5.5%	5.5%
The 5.5 percent increase in Electrical & Fastening Solutions sales in 2018 from 2017 was primarily the result of:

•	organic sales growth of approximately 3.0% from our commercial & residential business and approximately 1.5% from our industrial business, which includes selective increases in selling prices; and

•	favorable foreign currency effects.
The 5.5 percent increase in Electrical & Fastening Solutions sales in 2017 from 2016 was primarily the result of:

•	increased sales related to a business acquisition that occurred in the first quarter of 2017;

•	selective increases in selling prices to mitigate inflationary cost increases;

•	increased sales volume of approximately 1.0% in the energy and industrial businesses, primarily as a result of increased volumes in the U.S.; and

•	favorable foreign currency effects.

Segment income
The components of the change in Electrical & Fastening Solutions segment income from the prior period were as follows:

	2018		2017
Growth	(0.6	pts)	(1.9	pts)
Inflation	(3.3)		(3.2)
Productivity/Price	3.2		2.8
Total	(0.7	pts)	(2.3	pts)

The 0.7 percentage point decrease in segment income for Electrical & Fastening Solutions as a percentage of net sales in 2018 from 2017 was primarily the result of:

•	inflationary increases related to certain raw materials, labor and freight costs; and

•	impact of unfavorable product mix.
These decreases were partially offset by:

•	organic sales growth from our commercial & residential and industrial businesses, which resulted in increased leverage on operating expenses;

•	selective increases in selling prices to offset inflationary cost increases; and

•	higher contribution margin as a result of savings generated from our lean and supply management practices.
The 2.3 percentage point decrease in segment income for Electrical & Fastening Solutions as a percentage of sales in 2017 from 2016 was primarily the result of:

•	inflationary increases related to labor costs and certain raw materials.
This decrease was partially offset by:

•	higher contribution margin as a result of savings generated from our lean and supply management practices; and

•	increased sales volume in the energy and industrial businesses, which resulted in increased leverage on operating expenses.
LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. For periods prior to the separation, transfers of cash to and from the former Parent's cash management system have been reflected in the Net Parent investment in the historical Consolidated and Combined Balance Sheets, Consolidated and Combined Statements of Cash Flows and Consolidated and Combined Statements of Changes in Equity. In connection with the separation, our capital structure and sources of liquidity changed significantly from our historical capital structure. Our businesses no longer participate in cash management and funding arrangements with the former Parent.

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
Operating activities
Cash provided by operating activities of continuing operations was $343.5 million in 2018. Cash provided by Operating Activities in 2018 primarily reflects Net income, net of non-cash depreciation and amortization, further increased by a positive impact of $41.7 million as a result of changes in net working capital.

Cash provided by operating activities of continuing operations was $409.7 million in 2017, compared to $364.0 million in 2016. Cash provided by operating activities in 2017 primarily reflects Net income, net of non-cash depreciation and amortization, remeasurement of deferred income taxes as a result of the enactment of U.S. tax reform and trade name impairment, further increased by a positive impact of $28.4 million as a result of changes in net working capital.
Investing activities
Net cash used for investing activities of continuing operations was $39.1 million in 2018, compared to net cash used for investing activities of $41.2 million and $68.6 million in 2017 and 2016, respectively. The following investing activity impacted our cash flow:
Capital expenditures
Capital expenditures in 2018, 2017 and 2016 were $39.5 million, $31.8 million and $74.5 million, respectively. We anticipate capital expenditures for fiscal 2019 to be approximately $55 million, primarily for capacity expansions of manufacturing facilities, investments to expand our digital infrastructure and capabilities and developing new products and general maintenance.
Financing activities
Prior to the separation, transfers of cash, both to and from the former Parent’s centralized cash management system are reflected as a financing activity on the Consolidated and Combined Statements of Cash Flows.

Net cash used for financing activities was $166.6 million in 2018, which primarily relates to $1.0 billion of proceeds from long-term debt described further below, offset by $993.6 million of cash provided at the separation to Pentair as consideration for the contribution of the net assets of the Electrical business to nVent by Pentair. Additionally, we repaid $52.5 million of outstanding principal on the Term Loan Facility, had cash outflows of $56.0 million for shares repurchased and paid $62.9 million of dividends during 2018.
Net cash used for financing activities was $359.5 million and $308.9 million in 2017 and 2016. Cash used for financing activities in 2017 and 2016 reflect net transactions with the former Parent during the pre-separation period resulting from operating and investing activities discussed above.

Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance” or “Subsidiary Issuer”), a 100-percent owned subsidiary of nVent, issued $300.0 million aggregate principal amount of 3.950% senior notes due 2023 (the "2023 Notes") and $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes" and, collectively with the 2023 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2018. In August 2018, nVent and nVent Finance filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to exchange the Notes for new, registered Notes. The exchange offer was completed on October 22, 2018, pursuant to which substantially all of the Notes were exchanged for the new, registered Notes. The exchange offer did not impact the aggregate principal amount of the Notes outstanding or any material terms.

The Notes are fully and unconditionally guaranteed as to payment by nVent ("the Parent Company Guarantor"). There are no subsidiaries that guarantee the Notes. The Parent Company Guarantor has no independent assets or operations unrelated to its investments in its consolidated subsidiaries. The Parent Company Guarantor’s only direct subsidiary is the Subsidiary Issuer. The Subsidiary Issuer has no independent assets or operations unrelated to its investments in its consolidated subsidiaries and the issuance of the Notes and other external debt.

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

Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2018.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of December 31, 2018, we were in compliance with all financial covenants in our debt agreements. As discussed above, we repaid $52.5 million of outstanding principal on the Term Loan Facility during 2018.

As of December 31, 2018, we have $10.4 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and to borrow under our credit facilities.

Dividends
We paid dividends in 2018 of $62.9 million, or $0.35 per ordinary share.

On December 11, 2018, the Board of Directors declared a quarterly cash dividend of $0.175 that was paid on February 8, 2019 to shareholders of record at the close of business on January 25, 2019.

On February 19, 2019, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May 3, 2019 to shareholders of record at the close of business on April 18, 2019.

Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of nVent Electric plc's "distributable reserves" on its statutory balance sheet. nVent Electric plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a U.S. generally accepted accounting principles ("GAAP") reported amount (e.g., retained earnings). In June 2018, the Irish High Court approved nVent Electric plc's conversion of approximately $3.8 billion of share premium to distributable reserves. On July 9, 2018, following the approval of the Irish High Court, we made the required filing of nVent Electric plc's initial accounts with the Irish Companies Registration Office, which completed the process to allow us to pay future cash dividends and redeem and repurchase shares out of nVent Electric plc's "distributable reserves."

Authorized shares
Our authorized share capital consists of 400.0 million ordinary shares with a par value of $0.01 per share.

Share repurchases
On July 23, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million. The authorization expires on July 23, 2021. During the year ended December 31, 2018, we repurchased 2.4 million of our ordinary shares for $59.0 million under the 2018 authorization. As of December 31, 2018, we had $441.0 million remaining availability for repurchases under the 2018 authorization.

On February 19, 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million. This authorization is in addition to the authorization approved in July 2018 to repurchase up to $500.0 million of our ordinary shares. The authorization expires on July 23, 2021.

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Years ended December 31
In millions	2019	2020	2021	2022	2023	Thereafter	Total
Debt obligations	$12.5	$17.5	$20.0	$20.0	$377.5	$500.0	$947.5
Interest obligations on fixed-rate debt	34.6	34.6	34.6	34.6	28.7	102.6	269.7
Operating lease obligations, net of sublease rentals	16.2	12.6	8.0	5.6	2.7	9.6	54.7
Purchase obligations	29.9	—	—	—	—	—	29.9
Pension and other post-retirement plan contributions	5.9	5.7	6.1	6.4	9.0	41.3	74.4
Total contractual obligations, net	$99.1	$70.4	$68.7	$66.6	$417.9	$653.5	$1,376.2
The majority of the purchase obligations represent commitments for raw materials to be utilized in the normal course of business. For purposes of the above table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.
In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2018, variable interest rate debt was $147.5 million at a weighted average interest rate of 3.795%.
The total gross liability for uncertain tax positions at December 31, 2018 was estimated to be $16.8 million. We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of December 31, 2018, we had recorded $1.7 million for the possible payment of penalties and $2.7 million related to the possible payment of interest.
Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Consolidated and Combined Statements of Cash Flows, we also measure our free cash flow. Free cash flow is a non-GAAP financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of liquidity because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, make acquisitions, repay debt and repurchase shares. In addition, free cash flow is used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies.
The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2018	2017	2016
Net cash provided by (used for) operating activities	$343.5	$409.7	$364.0
Capital expenditures	(39.5)	(31.8)	(74.5)
Proceeds from sale of property and equipment	2.4	4.2	5.9
Free cash flow	$306.4	$382.1	$295.4
Off-balance sheet arrangements
At December 31, 2018, we had no off-balance sheet financing arrangements.

COMMITMENTS AND CONTINGENCIES
We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to commercial disputes, product liability, environmental, safety and health, patent infringement and employment matters.

While we believe that a material impact on our consolidated financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims described in ITEM 8, Note 15 of the Notes to the Consolidated and Combined Financial Statements could change in the future.

Stand-by Letters of Credit, Bank Guarantees and Bonds
In disposing of assets or businesses, we often provide representations, warranties and indemnities to cover various risks including unknown damage to assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities and unidentified tax liabilities and legal fees related to periods prior to disposition. We do not have the ability to reasonably estimate the potential liability due to the inchoate and unknown nature of these potential liabilities. However, we have no reason to believe that these uncertainties would have a material adverse effect on our financial position, results of operations or cash flows. In the ordinary course of business, we are required to commit to bonds, letters of credit and bank guarantees that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs.
As of December 31, 2018 and 2017, the outstanding value of bonds, letters of credit and bank guarantees totaled $75.8 million and $72.3 million, respectively.
NEW ACCOUNTING STANDARDS
See ITEM 8, Note 1 of the Notes to Consolidated and Combined Financial Statements, included in this Form 10-K, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.
CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Our significant accounting policies are more fully described in ITEM 8, Note 1 of the Notes to Consolidated and Combined Financial Statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We consider an accounting estimate to be critical if:

•	it requires us to make assumptions about matters that were uncertain at the time we were making the estimate; and

•	changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

Our critical accounting estimates include the following:

Cost allocations
For periods prior to the separation, the consolidated and combined financial statements of nVent include general corporate expenses of Pentair for certain support functions that were provided on a centralized basis, such as expenses related to executive management, finance, audit, legal, information technology, human resources, communications, facilities and employee benefits and compensation. These general corporate expenses are included in the Consolidated and Combined Statements of Income and Comprehensive Income within Selling, general and administrative expense and Other expense. The amounts allocated were $42.5 million, $65.7 million and $75.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, of which $10.3 million, $31.0 million and $31.0 million, respectively, were historically recorded to the Electrical segment in Pentair’s consolidated financial statements. These expenses were allocated to nVent on the basis of direct usage when identifiable, with the remainder allocated based on a proportional basis of net sales, headcount or other measures.

The Company considers the allocation methodology regarding Pentair’s general corporate expenses to be reasonable for all periods presented. Nevertheless, the consolidated and combined financial statements of nVent for periods prior to the separation may not reflect the actual expenses that would have been incurred and may not reflect nVent’s consolidated and combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs for periods prior to the separation that would have been incurred if nVent had been a standalone company would depend on multiple factors including organization structure, capital structure and strategic decisions made in various areas, including information technology and infrastructure. Transactions between nVent and Pentair have been included in related party transactions in these consolidated and combined financial statements and were considered to be effectively settled at the time the transaction was recorded. The total net effect of the settlement of these transactions is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity and in the Consolidated and Combined Balance Sheets as Net Parent investment. The Net Parent investment represents Pentair’s historical investment in nVent, the net effect of cost allocations from transactions with Pentair, net transfers of cash and assets to Pentair and nVent’s accumulated earnings. See ITEM 8, Note 7 of the Notes to Consolidated and Combined Financial Statements for a further description of related party transactions and Net Parent investment.

Impairment of goodwill and indefinite-lived intangibles

Goodwill
Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.

Goodwill is tested annually for impairment as of the first day of the fourth quarter, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit there is an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, which should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations.

In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2024 are projected to grow at a perpetual growth rate of 3.0%.

Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized a discount rate of 10.0% for each reporting unit in determining the discounted cash flows in our fair value analysis.

In estimating fair value using the market approach, we identify a group of comparable publicly-traded companies for each reporting unit that are similar in terms of size and product offering. These groups of comparable companies are used to develop multiples based on total market-based invested capital as a multiple of EBITDA. We determine our estimated values by applying these comparable EBITDA multiples to the operating results of our reporting units. The ultimate fair value of each reporting unit is determined considering the results of both valuation methods.

We did not recognize any goodwill impairment losses in 2018, 2017 or 2016.

Identifiable intangible assets
Our primary identifiable intangible assets include: customer relationships, trade names, proprietary technology and patents. Identifiable intangibles with definite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We complete our annual impairment test during the fourth quarter each year for those identifiable assets not subject to amortization.

The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

During the fourth quarter of 2017, we recorded an impairment charge of $13.0 million related to a trade name in Electrical & Fastening Solutions as a result of lower forecasted sales volume in our annual impairment evaluation. We also recorded an impairment charge of $3.4 million related to certain trade names in Thermal Management as a result of rebranding strategies implemented in the fourth quarter of 2017. An impairment charge of $13.3 million was recorded in 2016 related to a trade name in Thermal Management as a result of a rebranding strategy implemented in the fourth quarter of 2016. The trade name impairment charges were recorded in Selling, general and administrative in our Consolidated and Combined Statements of Income and Comprehensive Income.

There were no impairment charges recorded in 2018 for identifiable intangible assets.

Pension and other post-retirement plans
We sponsor defined-benefit pension plans and a post-retirement health plan ("Direct Plans"). The defined benefit plans cover certain non-U.S. employees and retirees and the pension benefits are based principally on an employee's years of service and/or compensation levels near retirement. For periods prior to the separation, certain nVent employees participated in defined benefit pension plans and post-retirement health plans sponsored by the former Parent, which also include the Parent participants. For purposes of these consolidated and combined financial statements, nVent accounts for these plans as multi-employer benefit plans. Accordingly, nVent does not record an asset or liability to recognize the funded status of these plans. However, nVent does record its share of the allocated expense, including net actuarial gains or losses described below.

The amounts recognized in our consolidated and combined financial statements related to our defined-benefit pension and other post-retirement plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including: expected return on plan assets, discount rates and rate of increase in future compensation levels. These assumptions are updated annually and are disclosed for our Direct Plans in ITEM 8, Note 12 to the Notes to Consolidated and Combined Financial Statements. Differences in actual experience or changes in assumptions may affect our pension and other post-retirement obligations and future expense.

We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in a pre-tax charge of $7.0 million in 2018, pre-tax gain of $3.0 million in 2017 and pre-tax charge of $10.8 million in 2016. The remaining components of pension expense, including service and interest costs and estimated return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rates on our pension plans ranged from 0.50% to 4.25%, 0.50% to 3.50% and 0.50% to 4.00% in 2018, 2017 and 2016, respectively. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2019.
Expected rates of return
The expected rates of return on our pension plan assets ranged from 1.00% to 5.50%, 1.00% to 5.50% and 1.00% to 5.50% in 2018, 2017 and 2016, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.

Sensitivity to changes in key assumptions
A 0.25 percentage point change in the discount rates used to measure our pension and other post-retirement benefit plans is estimated to have an impact on our total projected benefit obligation of approximately $10 million. A 0.25 percentage point change in the assumed rate of return on pension assets or discount rates for our pension and other post-retirement benefit plans is estimated to have no material impact on our ongoing 2019 pension expense. These estimates exclude any potential mark-to-market adjustments.

Income taxes
For periods prior to the separation, certain nVent operations were included in Pentair’s U.S. federal and state income tax returns and substantially all income taxes on those operations have been paid by Pentair. Income tax expense and other income tax related information contained in these consolidated and combined financial statements for periods prior to the separation are presented on a separate return approach as if nVent filed its own tax returns. Under this approach, the provision for income taxes represented income tax paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year calculated as if nVent was a stand-alone taxpayer filing hypothetical income tax returns where applicable. Current income tax liabilities were assumed to be immediately settled with Pentair and relieved through the Net Parent investment account and the Net transfers to Parent in the Consolidated and Combined Statements of Cash Flows.

In determining taxable income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions including the amount of future pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

We maintain valuation allowances with respect to our deferred tax assets unless it is more likely than not that all or a portion of such deferred tax assets will be realized. Our income tax expense recorded in the future may be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income including but not limited to any future restructuring activities may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance could result in additional income tax expense in such period and could have a significant impact on our future earnings.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on nVent’s deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material effect on nVent’s financial condition, results of operations or cash flows.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We perform reviews of our income tax positions on a quarterly basis and accrue for uncertain tax positions. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the tax jurisdictions in which we operate based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. As events change or resolution occurs, these liabilities are adjusted, such as in the case of audit settlements with taxing authorities. The ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. We are exposed to various market risks, including changes in interest rates and foreign currency rates. Periodically, we use derivative financial instruments for the purpose of hedging interest rate and currency exposures. The major accounting policies and utilization of these instruments is described more fully in Item 8, Note 1 of the Notes to Consolidated and Combined Financial Statements.
Interest rate risk
Our debt portfolio as of December 31, 2018, was comprised of debt denominated in U.S. dollars. This debt portfolio is comprised of 84% fixed-rate debt and 16% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2018, a 100 basis point increase or decrease in interest rates would result in a $48.0 million decrease or a $52.0 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2018, a 100 basis point increase or decrease in interest rates would result in a $1.5 million increase or decrease in interest incurred.
Foreign currency risk
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. Periodically, we use derivative financial instruments to manage these risks. The functional currencies of our foreign operating locations are generally the local currency in the country of domicile. We manage these operating activities at the local level and revenues, costs, assets and liabilities are generally denominated in local currencies, thereby mitigating the risk associated with changes in foreign exchange. However, our results of operations and assets and liabilities are reported in U.S. dollars and thus will fluctuate with changes in exchange rates between such local currencies and the U.S. dollar.

From time to time, we may enter into foreign currency contracts to hedge certain foreign currency risks. As the majority of our foreign currency contracts have an original maturity date of less than one year, there is no material risk of fluctuations in the value of these contracts. Counterparties to all derivative contracts are major financial institutions. All instruments are entered into for other than trading purposes. At December 31, 2018 and 2017, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $129.0 million and $10.7 million, respectively. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are deferred and recorded in the Consolidated and Combined Balance Sheets as a component of Accumulated other comprehensive income (loss) and subsequently recognized in the Consolidated and Combined Statements of Income and Comprehensive Income when the hedged item affects earnings.

In October 2018, we designated a cross-currency swap with a gross notional U.S. dollar equivalent amount of $69.1 million as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The hedge is intended to reduce, but will not eliminate, the impact on our financial results of changes in the exchange rate between the Euro and the U.S. dollar. The currency risk related to the net investment hedge is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. The rates used to perform this analysis were based on the market exchange rates in effect on December 31, 2018. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $6.3 million net increase in Other comprehensive income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $7.7 million net decrease in Other comprehensive income. However, these increases and decreases in Other comprehensive income would be offset by decreases or increases in the hedged net investments on our balance sheet due to currency translation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of nVent Electric plc and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2018, the Company's internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2018. That attestation report is set forth immediately following this management report.

Beth A. Wozniak	Stacy P. McMahan
Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
nVent Electric plc
London, United Kingdom
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of nVent Electric plc and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 19, 2019 expressed an unqualified opinion on those financial statements and included an emphasis of a matter paragraph regarding the allocation of expenses from Pentair plc for the periods prior to April 30, 2018.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 19, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
nVent Electric plc
London, United Kingdom
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of nVent Electric plc and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated and combined statements of operations and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2019 expressed an unqualified opinion on the Company’s internal control over financial reporting.
Emphasis of a Matter
As described in Note 1, prior to April 30, 2018 the accompanying consolidated and combined financial statements have been derived from the consolidated financial statements and accounting records of Pentair plc. The consolidated and combined financial statements also include expense allocations for certain corporate functions historically provided by Pentair plc. These allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate entity apart from Pentair plc during the periods prior to April 30, 2018.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 19, 2019

We have served as the Company's auditor since 2017.

nVent Electric plc
Consolidated and Combined Statements of Operations and Comprehensive Income

	Years ended December 31
In millions, except per-share data	2018	2017	2016
Net sales	$2,213.6	$2,097.9	$2,116.0
Cost of goods sold	1,337.5	1,256.0	1,280.2
Gross profit	876.1	841.9	835.8
Selling, general and administrative	519.7	483.3	462.4
Research and development	45.6	42.5	40.6
Operating income	310.8	316.1	332.8
Net interest expense	31.2	0.2	1.4
Other expense	10.9	2.6	16.4
Income before income taxes	268.7	313.3	315.0
Provision (benefit) for income taxes	37.9	(48.4)	55.9
Net income	$230.8	$361.7	$259.1
Comprehensive income, net of tax
Net income	$230.8	$361.7	$259.1
Changes in cumulative translation adjustment	(48.2)	2.4	31.6
Changes in market value of derivative financial instruments, net of tax	(2.5)	1.1	(3.3)
Comprehensive income	$180.1	$365.2	$287.4
Earnings per ordinary share
Basic	$1.29	$2.02	$1.45
Diluted	$1.28	$2.00	$1.43
Weighted average ordinary shares outstanding
Basic	178.6	179.0	179.0
Diluted	180.8	181.2	181.2
See accompanying notes to consolidated and combined financial statements.

nVent Electric plc
Consolidated and Combined Balance Sheets

	December 31
In millions, except per-share data	2018	2017
Assets
Current assets
Cash and cash equivalents	$159.0	$26.9
Accounts and notes receivable, net of allowances of $6.1 and $8.4, respectively	340.9	349.3
Inventories	228.2	224.1
Other current assets	118.4	132.3
Total current assets	846.5	732.6
Property, plant and equipment, net	264.8	265.8
Other assets
Goodwill	2,234.3	2,238.2
Intangibles, net	1,173.3	1,236.6
Other non-current assets	33.8	251.8
Total other assets	3,441.4	3,726.6
Total assets	$4,552.7	$4,725.0
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$12.5	$—
Accounts payable	186.4	174.1
Employee compensation and benefits	75.8	75.5
Other current liabilities	187.0	141.3
Total current liabilities	461.7	390.9
Other liabilities
Long-term debt	929.2	—
Pension and other post-retirement compensation and benefits	177.9	176.7
Deferred tax liabilities	224.8	279.4
Other non-current liabilities	72.0	86.7
Total liabilities	1,865.6	933.7
Commitments and Contingencies (Note 15)
Equity
Net Parent Investment	—	3,848.4
Ordinary shares $0.01 par value, 400.0 authorized, 177.2 issued at December 31, 2018	1.8	—
Additional paid-in capital	2,709.7	—
Retained earnings	83.4	—
Accumulated other comprehensive loss	(107.8)	(57.1)
Total equity	2,687.1	3,791.3
Total liabilities and equity	$4,552.7	$4,725.0
See accompanying notes to consolidated and combined financial statements.

nVent Electric plc
Consolidated and Combined Statements of Cash Flows

	Years ended December 31
In millions	2018	2017	2016
Operating activities
Net income	$230.8	$361.7	$259.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	36.2	36.5	34.4
Amortization	60.9	61.4	60.8
Deferred income taxes	(23.6)	(158.0)	(1.7)
Share-based compensation	12.8	14.6	13.4
Impairment of trade names	—	16.4	13.3
Pension and other post-retirement expense	14.9	14.3	27.8
Pension and other post-retirement contributions	(6.7)	(6.7)	(4.7)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(1.3)	(18.2)	6.1
Inventories	(12.0)	(8.9)	0.4
Other current assets	7.3	5.6	(40.0)
Accounts payable	13.4	17.0	15.0
Employee compensation and benefits	6.8	11.6	(19.7)
Other current liabilities	27.5	21.3	(9.4)
Other non-current assets and liabilities	(23.5)	41.1	9.2
Net cash provided by (used for) operating activities	343.5	409.7	364.0
Investing activities
Capital expenditures	(39.5)	(31.8)	(74.5)
Proceeds from sale of property and equipment	2.4	4.2	5.9
Acquisitions, net of cash acquired	(2.0)	(13.6)	—
Net cash provided by (used for) investing activities	(39.1)	(41.2)	(68.6)
Financing activities
Net repayments of short-term borrowings	(0.3)	—	—
Proceeds from long-term debt	1,000.0	—	—
Repayment of long-term debt	(52.5)	—	—
Debt issuance costs	(9.9)	—	—
Cash provided at separation to Parent	(993.6)	—	—
Dividends paid	(62.9)	—	—
Net transfers to Parent prior to separation	—	(359.5)	(308.9)
Shares issued to employees, net of shares withheld	8.6	—	—
Repurchases of ordinary shares	(56.0)	—	—
Net cash provided by (used for) financing activities	(166.6)	(359.5)	(308.9)
Effect of exchange rate changes on cash and cash equivalents	(5.7)	(3.6)	12.3
Change in cash and cash equivalents	132.1	5.4	(1.2)
Cash and cash equivalents, beginning of year	26.9	21.5	22.7
Cash and cash equivalents, end of year	$159.0	$26.9	$21.5

Supplemental cash flow information
Cash paid for interest, net	$34.7	$—	$—
Cash paid for income taxes, net	$57.4	$—	$—
See accompanying notes to consolidated and combined financial statements.

nVent Electric plc
Consolidated and Combined Statements of Changes in Equity

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Net Parent Investment	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2015	—	$—	$—	$—	$3,595.6	$(88.9)	$3,506.7
Net Income	—	—	—	—	259.1	—	259.1
Other comprehensive income, net of tax	—	—	—	—	—	28.3	28.3
Net transfers to Parent	—	—	—	—	(308.4)	—	(308.4)
Balance - December 31, 2016	—	$—	$—	$—	$3,546.3	$(60.6)	$3,485.7
Net income	—	—	—	—	361.7	—	361.7
Other comprehensive income, net of tax	—	—	—	—	—	3.5	3.5
Net transfers to Parent	—	—	—	—	(59.6)	—	(59.6)
Balance - December 31, 2017	—	$—	$—	$—	$3,848.4	$(57.1)	$3,791.3
Net income	—	—	—	177.3	53.5	—	230.8
Cumulative effect of accounting changes	—	—	—	—	(172.7)	—	(172.7)
Other comprehensive income, net of tax	—	—	—	—	—	(50.7)	(50.7)
Net transfers from Parent	—	—	—	—	14.6	—	14.6
Cash provided at separation to Parent	—	—	—	—	(993.6)	—	(993.6)
Reclassification of Net Parent investment to additional paid-in capital	—	—	2,750.2	—	(2,750.2)	—	—
Issuance of common stock upon separation	178.4	1.8	—	—	—	—	1.8
Dividends declared	—	—	—	(93.9)	—	—	(93.9)
Share repurchases	(2.4)	—	(59.0)	—	—	—	(59.0)
Exercise of options, net of shares tendered for payment	1.0	—	12.1	—	—	—	12.1
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(3.5)	—	—	—	(3.5)
Share-based compensation	—	—	9.9	—	—	—	9.9
Balance - December 31, 2018	177.2	$1.8	$2,709.7	$83.4	$—	$(107.8)	$2,687.1
See accompanying notes to consolidated and combined financial statements.

nVent Electric plc
Notes to consolidated and combined financial statements

1.	Basis of Presentation and Summary of Significant Accounting Policies
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

Except where indicated, references below to transactions completed by nVent prior to April 30, 2018 refer to transactions completed by or on behalf of the Electrical reporting segment of Pentair that are reflected on the consolidated and combined financial statements of nVent.
Basis of presentation
The consolidated and combined financial statements have been prepared in U.S. dollars ("USD") and in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany accounts and transactions have been eliminated.

The financial statements for periods prior to April 30, 2018 were prepared on a stand-alone basis derived from the consolidated financial statements and records of Pentair as if nVent were operated on a stand-alone basis.

Cost allocations
For periods prior to the separation, the consolidated and combined financial statements of nVent include general corporate expenses of Pentair for certain support functions that were provided on a centralized basis, such as expenses related to executive management, finance, audit, legal, information technology, human resources, communications, facilities and employee benefits and compensation. These general corporate expenses are included in the Consolidated and Combined Statements of Income and Comprehensive Income within Selling, general and administrative expense and Other expense. The amounts allocated were $42.5 million, $65.7 million and $75.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, of which $10.3 million, $31.0 million and $31.0 million, respectively, were historically recorded to the Electrical segment in Pentair’s consolidated financial statements. These expenses were allocated to nVent on the basis of direct usage when identifiable, with the remainder allocated based on a proportional basis of net sales, headcount or other measures.

The Company considers the allocation methodology regarding Pentair’s general corporate expenses to be reasonable for all periods presented. Nevertheless, the consolidated and combined financial statements of nVent for periods prior to the separation may not reflect the actual expenses that would have been incurred and may not reflect nVent’s consolidated and combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs for periods prior to the separation that would have been incurred if nVent had been a standalone company would depend on multiple factors including organization structure, capital structure and strategic decisions made in various areas, including information technology and infrastructure. Transactions between nVent and Pentair have been included in related party transactions in these consolidated and combined financial statements and were considered to be effectively settled at the time the transaction was recorded. The total net effect of the settlement of these transactions is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity and in the Consolidated and Combined Balance Sheets as Net Parent investment. The Net Parent investment represents Pentair’s historical investment in nVent, the net effect of cost allocations from transactions with Pentair, net transfers of cash and assets to Pentair and nVent’s accumulated earnings.

Prior to the separation, transfers of cash, both to and from Pentair’s centralized cash management system were reflected as a component of Net Parent investment in the Consolidated and Combined Balance Sheets and as a financing activity on the Consolidated and Combined Statements of Cash Flows. For periods prior to the separation, the cash and cash equivalents held by Pentair at the corporate level were not attributed to nVent, as legal ownership remained with the former Parent.

nVent Electric plc
Notes to consolidated and combined financial statements

For periods prior to the separation, certain nVent operations were included in Pentair’s U.S. federal and state income tax returns and substantially all income taxes on those operations have been paid by Pentair. Income tax expense and other income tax related information contained in these consolidated and combined financial statements for periods prior to the separation are presented on a separate return approach as if nVent filed its own tax returns. Under this approach, the provision for income taxes represented income tax paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year calculated as if nVent was a stand-alone taxpayer filing hypothetical income tax returns where applicable. Current income tax liabilities were assumed to be immediately settled with Pentair and relieved through the Net Parent investment account and the Net transfers to Parent in the Consolidated and Combined Statements of Cash Flows.

Fiscal year
Our fiscal year ends on December 31. We report our interim quarterly periods on a calendar quarter basis.

Use of estimates
The preparation of our consolidated and combined financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in these consolidated and combined financial statements and accompanying notes, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include our accounting for valuation of goodwill and indefinite lived intangible assets, estimated losses on accounts receivable, estimated realizable value on excess and obsolete inventory, percentage of completion revenue recognition, assets acquired and liabilities assumed in acquisitions, contingent liabilities, income taxes and pension and other post-retirement benefits. Actual results could differ from our estimates.

Revenue recognition
See Note 2 for information pertaining to our accounting policies for revenue recognition.

Research and development
We conduct research and development (“R&D”) activities in our own facilities, which consist primarily of the development of new products, product applications and manufacturing processes.

Cash equivalents
We consider highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.

Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on current trends, aging of accounts receivable, periodic credit evaluations of our customers' financial condition and historical collection experience. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2018 or December 31, 2017.

Inventories
Inventories are stated at the lower of cost or net realizable value with substantially all inventories recorded using the first-in, first-out ("FIFO") cost method.

Property, plant and equipment, net
Property, plant and equipment is stated at historical cost. We compute depreciation by the straight-line method based on the following estimated useful lives:

Years
Land improvements	5 to 20
Buildings and leasehold improvements	5 to 50
Machinery and equipment	3 to 15

Significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the recorded cost of the assets and their related accumulated depreciation are removed from the Consolidated and Combined Balance Sheets and any related gains or losses are included in income.

nVent Electric plc
Notes to consolidated and combined financial statements

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We recorded no material impairment charges in 2018, 2017 or 2016.

The following table presents geographic Property, plant and equipment, net by region as of December 31:

In millions	2018	2017
U.S. & Canada	$159.6	$159.7
Mexico	39.7	37.3
EMEA (1)	58.1	60.3
Rest of World (2)	7.4	8.5
Consolidated	$264.8	$265.8
(1) EMEA includes Europe, Middle East and Africa
(2) Rest of World includes Latin America and Asia-Pacific

Goodwill and identifiable intangible assets

Goodwill
Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.

Goodwill is tested annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed using a two-step process. In the first step, the fair value of each reporting unit is compared with the carrying amount of the reporting unit, including goodwill. If the estimated fair value is less than the carrying amount of the reporting unit there is an indication that goodwill impairment exists and a second step must be completed in order to determine the amount of the goodwill impairment, if any, which should be recorded. In the second step, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation.

The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations.

In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in.

In estimating fair value using the market approach, we identify a group of comparable publicly-traded companies for each reporting unit that are similar in terms of size and product offering. These groups of comparable companies are used to develop multiples based on total market-based invested capital as a multiple of earnings before interest, taxes, depreciation and amortization (“EBITDA”). We determine our estimated values by applying these comparable EBITDA multiples to the operating results of our reporting units. The ultimate fair value of each reporting unit is determined considering the results of both valuation methods.

nVent Electric plc
Notes to consolidated and combined financial statements

Identifiable intangible assets
Our primary identifiable intangible assets include: customer relationships, trade names, proprietary technology and patents. Identifiable intangibles with definite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We complete our annual impairment test during the fourth quarter each year for those identifiable assets not subject to amortization.

The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The non-recurring fair value measurement is a “Level 3” measurement under the fair value hierarchy described below.

During the fourth quarter of 2017, we recorded an impairment charge of $13.0 million related to a trade name in Electrical & Fastening Solutions as a result of lower forecasted sales volume in our annual impairment evaluation. We also recorded an impairment charge of $3.4 million related to certain trade names in Thermal Management as a result of rebranding strategies implemented in the fourth quarter of 2017. An impairment charge of $13.3 million was recorded in 2016 related to a trade name in Thermal Management as a result of a rebranding strategy implemented in the fourth quarter of 2016. The trade name impairment charges were recorded in Selling, general and administrative in our Consolidated and Combined Statements of Income and Comprehensive Income.

There were no impairment charges recorded in 2018 for identifiable intangible assets.

Income taxes
We use the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities (including those attributed to the Company from the Parent for the Consolidated and Combined Balance Sheets) and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. We maintain valuation allowances unless it is more likely than not that all or a portion of the deferred tax assets will be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Pension and other post-retirement plans
We sponsor defined-benefit pension plans and a post-retirement health plan. The pension and other post-retirement benefit costs for these plans are determined from actuarial assumptions and methodologies, including discount rates and expected returns on plan assets. These assumptions are updated annually and are disclosed in Note 12.

For periods prior to the separation, certain nVent employees participated in defined benefit pension plans and post-retirement health plans sponsored by the former Parent which also include the Parent participants. For purposes of these consolidated and combined financial statements, nVent accounts for these plans as multi-employer benefit plans. Accordingly, nVent does not record an asset or liability to recognize the funded status of these plans. However, nVent does record its share of the allocated expense, including net actuarial gains or losses described below.

We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The remaining components of pension expense, including service and interest costs and estimated return on plan assets, are recorded on a quarterly basis.

Earnings per ordinary share
Basic earnings per share are computed by dividing net income by the weighted-average number of ordinary shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of ordinary shares outstanding including the dilutive effects of ordinary share equivalents.

nVent Electric plc
Notes to consolidated and combined financial statements

Derivative financial instruments
We recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our Consolidated and Combined Balance Sheets. If the derivative is designated and is effective as a cash-flow hedge, the effective portion of changes in the fair value of the derivative are recorded in Accumulated other comprehensive income (loss) ("AOCI") as a separate component of equity in the Consolidated and Combined Balance Sheets and are recognized in the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

Gains and losses on net investment hedges are included in AOCI as a separate component of equity in the Consolidated and Combined Balance Sheets.

We use derivative instruments for the purpose of hedging interest rate and currency exposures, which exist as part of ongoing business operations. We do not hold or issue derivative financial instruments for trading or speculative purposes. All other contracts that contain provisions meeting the definition of a derivative also meet the requirements for the normal purchases and normal sales scope exception. Our policy is not to enter into contracts with terms that cannot be designated as normal purchases or sales. From time to time, we may enter into short duration foreign currency contracts to hedge foreign currency risks.

Fair value measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assets and liabilities measured at fair value are classified using the following hierarchy, which is based upon the transparency of inputs to the valuation as of the measurement date:

Level 1: Valuation is based on observable inputs such as quoted market prices (unadjusted) for identical assets or liabilities in active markets.
Level 2: Valuation is based on inputs such as quoted market prices for similar assets or liabilities in active markets or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3: Valuation is based upon other unobservable inputs that are significant to the fair value measurement.

In making fair value measurements, observable market data must be used when available. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement.

Foreign currency translation
The financial statements of subsidiaries located outside of the U.S. are generally measured using the local currency as the functional currency, except for certain corporate entities outside of the U.S. which are measured using USD. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in AOCI, a separate component of equity.

Adoption of new accounting standards
On January 1, 2019, we adopted ASU No. 2016-02, “Leases” (“the new lease standard” or “ASC 842”) using the alternative transition method. Adoption of the new standard resulted in the recording of additional right-of-use assets and lease liabilities of approximately $44 million, as of January 1, 2019. The adoption of the standard did not have a material impact on our Consolidated and Combined Statements of Income or our Consolidated and Combined Statement of Cash Flows. Under the alternative method of adoption, comparative information has not been restated and continues to be reported under the standards in effect for those periods.

In addition, we elected to avail of the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We also elected to apply the practical expedient to not separate non-lease components from the lease components to which they relate and instead account for each separate lease and non-lease component associated with that lease component as a single lease component for all underlying asset classes. Accordingly, all costs associated with a lease contract are accounted for as lease cost. We implemented internal controls and key system functionality to enable the preparation of financial information upon adoption.

nVent Electric plc
Notes to consolidated and combined financial statements

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

The adoption of the new standard had an impact on our accounting for certain custom products manufactured by our Enclosures segment. Prior to the adoption of the standard revenue was recognized for these custom products upon shipment. However, as these products have no alternative use to the Company and we have an enforceable right to payment for our performance completed to date, revenue related to these custom products will now be recognized over time. Additionally, the new revenue standard resulted in reclassifications on the Consolidated and Combined Balance Sheets related to accounting for sales returns. The impact of adoption of the new revenue standard on our Consolidated and Combined Statements of Income and Comprehensive Income for the year ended December 31, 2018 and Consolidated and Combined Balance Sheets as of December 31, 2018 was not material.

On January 1, 2018, we adopted Accounting Standards Update ("ASU") No. 2017-07, "Retirement Benefits-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." As a result of the adoption, the interest cost, expected return on plan assets and net actuarial gain/loss components of net periodic pension and post-retirement benefit cost have been reclassified from Selling, general and administrative to Other expense. Only the service cost component remains in Operating income and will be eligible for capitalization in assets on a prospective basis.

The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other post-retirement plans on our Consolidated and Combined Statements of Income and Comprehensive Income was a reclassification of $2.6 million and $16.4 million of pension and post-retirement expense for the years ended December 31, 2017 and 2016, respectively, from Selling, general and administrative to Other expense.

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

The cumulative effect of the changes made to our January 1, 2018 Consolidated and Combined Balance Sheets from the modified retrospective adoption of ASU 2016-16 and ASU 2014-09 was as follows:

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

nVent Electric plc
Notes to consolidated and combined financial statements

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
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time accounted for 72% of our revenue for the year ended December 31, 2018. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 28% of our revenue for the year ended December 31, 2018. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion ("the cost-to-cost method") or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long-term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
We use an output method to measure progress towards completion for certain of our Enclosures businesses, as this method appropriately depicts performance towards satisfaction of the performance obligation. Under the output method, revenue is recognized based on number of units produced.
On December 31, 2018, we had $60.0 million of remaining performance obligations on contracts with original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next twelve to eighteen months.
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

nVent Electric plc
Notes to consolidated and combined financial statements

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
Shipping and handling costs
Amounts billed to customers for shipping and handling activities after the customer obtains control are treated as a promised service performance obligation and recorded in Net sales in the accompanying Consolidated and Combined Statements of Income and Comprehensive Income. Shipping and handling costs incurred by nVent for the delivery of goods to customers are considered a cost to fulfill the contract and are included in Cost of goods sold in the accompanying Consolidated and Combined Statements of Income and Comprehensive Income.
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
Contract assets are recorded within Other current assets and contract liabilities are recorded within Other current liabilities in the Consolidated and Combined Balance Sheets.
Contract assets and liabilities consisted of the following:

In millions	December 31, 2018	January 1, 2018	$ Change	% Change
Contract assets	$74.4	$69.9	$4.5	6.4%
Contract liabilities	13.2	14.3	(1.1)	(7.7)%
Net contract assets	$61.2	$55.6	$5.6	10.1%
The $5.6 million increase in net contract assets from January 1, 2018 to December 31, 2018 was primarily the result of timing of milestone payments. The majority of our contract liabilities at January 1, 2018 were recognized in revenue as of December 31, 2018. There were no impairment losses recognized on our contract assets for the twelve months ended December 31, 2018.
Practical expedients and exemptions
We generally expense incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are recorded in Selling, general and administrative in the Consolidated and Combined Statements of Income and Comprehensive Income.

nVent Electric plc
Notes to consolidated and combined financial statements

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
Revenue by category
We disaggregate our revenue from contracts with customers by geographic location and vertical market, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Year ended December 31, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$704.3	$351.4	$397.8	$1,453.5
Developed Europe (1)	202.7	174.4	110.8	487.9
Developing (2)	101.0	80.9	47.1	229.0
Other Developed (3)	11.7	16.5	15.0	43.2
Total	$1,019.7	$623.2	$570.7	$2,213.6
(1) Developed Europe - Represents Western Europe and Eastern Europe included in European Union.
(2) Developing - Represents China, Eastern Europe not included in European Union, Latin America, Middle East and Southeast Asia.
(3) Other Developed - Represents Australia and Japan.
Vertical net sales information was as follows:

	Year ended December 31, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$626.1	$263.0	$112.7	$1,001.8
Commercial & Residential	87.5	187.7	329.7	604.9
Energy	103.4	166.9	52.1	322.4
Infrastructure	202.7	5.6	76.2	284.5
Total	$1,019.7	$623.2	$570.7	$2,213.6

nVent Electric plc
Notes to consolidated and combined financial statements

3.	Earnings Per Share
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

Basic and diluted earnings per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2018	2017	2016
Net income	$230.8	$361.7	$259.1
Weighted average ordinary shares outstanding
Basic	178.6	179.0	179.0
Dilutive impact of stock options, restricted stock units and performance share units	2.2	2.2	2.2
Diluted	180.8	181.2	181.2
Earnings per ordinary share
Basic earnings per ordinary share	$1.29	$2.02	$1.45
Diluted earnings per ordinary share	$1.28	$2.00	$1.43
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.0	0.4	0.4

nVent Electric plc
Notes to consolidated and combined financial statements

4.	Restructuring
During 2018, 2017 and 2016, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business, specifically in 2018 and 2017 in connection with the separation from Pentair. These initiatives included a reduction of in hourly and salaried headcount of approximately 50, 250 and 350 employees in 2018, 2017 and 2016, respectively.

Restructuring related costs included in Selling, general and administrative expenses in the Consolidated and Combined Statements of Operations and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2018	2017	2016
Severance and related costs	$7.3	$16.0	$11.9
Other	0.4	0.8	0.4
Total restructuring costs	$7.7	$16.8	$12.3

Restructuring costs by reportable segment were as follows:

	Years ended December 31
In millions	2018	2017	2016
Enclosures	$1.3	$6.7	$3.4
Thermal Management	2.8	7.5	7.1
Electrical & Fastening Solutions	1.9	2.6	1.8
Other	1.7	—	—
Consolidated	$7.7	$16.8	$12.3
Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated and Combined Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2018	2017
Beginning balance	$5.1	$10.3
Costs incurred	7.3	16.0
Cash payments and other	(8.6)	(21.2)
Ending balance	$3.8	$5.1

nVent Electric plc
Notes to consolidated and combined financial statements

5.	Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 by reportable segment were as follows:

In millions	December 31, 2017	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2018
Enclosures	$274.8	$—	$(2.8)	$272.0
Thermal Management	927.1	—	(3.0)	924.1
Electrical & Fastening Solutions	1,036.3	1.9	—	1,038.2
Total goodwill	$2,238.2	$1.9	$(5.8)	$2,234.3

In millions	December 31, 2016	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2017
Enclosures	$267.6	$—	$7.2	$274.8
Thermal Management	924.2	—	2.9	927.1
Electrical & Fastening Solutions	1,031.0	5.3	—	1,036.3
Total goodwill	$2,222.8	$5.3	$10.1	$2,238.2
Identifiable intangible assets consisted of the following at December 31:

	2018			2017
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,149.7	$(266.4)	$883.3	$1,153.0	$(207.5)	$945.5
Proprietary technology and patents	14.8	(6.1)	8.7	14.6	(4.8)	9.8
Total definite-life intangibles	1,164.5	(272.5)	892.0	1,167.6	(212.3)	955.3
Indefinite-life intangibles
Trade names	281.3	—	281.3	281.3	—	281.3
Total intangibles	$1,445.8	$(272.5)	$1,173.3	$1,448.9	$(212.3)	$1,236.6
Identifiable intangible asset amortization expense in 2018, 2017 and 2016 was $60.9 million, $61.4 million and $60.8 million, respectively.

There were no impairment charges recorded in 2018. In 2017 and 2016, we recorded impairment charges for trade name intangible assets of $16.4 million and $13.3 million, respectively.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2019	2020	2021	2022	2023
Estimated amortization expense	$60.4	$60.3	$59.1	$59.1	$58.9

nVent Electric plc
Notes to consolidated and combined financial statements

6.	Supplemental Balance Sheet Information

	December 31
In millions	2018	2017
Inventories
Raw materials and supplies	$63.1	$64.3
Work-in-process	25.3	25.2
Finished goods	139.8	134.6
Total inventories	$228.2	$224.1
Other current assets
Contract assets	$74.4	$69.9
Prepaid expenses	31.7	29.3
Prepaid income taxes	9.1	31.3
Other current assets	3.2	1.8
Total other current assets	$118.4	$132.3
Property, plant and equipment, net
Land and land improvements	$39.1	$39.1
Buildings and leasehold improvements	172.6	170.2
Machinery and equipment	410.8	402.0
Construction in progress	14.6	11.5
Total property, plant and equipment	637.1	622.8
Accumulated depreciation and amortization	372.3	357.0
Total property, plant and equipment, net	$264.8	$265.8
Other non-current assets
Prepaid income taxes	$—	$201.5
Deferred compensation plan assets	23.1	25.1
Other non-current assets	10.7	25.2
Total other non-current assets	$33.8	$251.8
Other current liabilities
Dividends payable	$31.0	$—
Accrued rebates	46.1	42.9
Contract liabilities	13.2	14.3
Accrued taxes payable	27.4	41.8
Other current liabilities	69.3	42.3
Total other current liabilities	$187.0	$141.3
Other non-current liabilities
Income taxes payable	$41.9	$57.6
Deferred compensation plan liabilities	23.1	25.1
Other non-current liabilities	7.0	4.0
Total other non-current liabilities	$72.0	$86.7

nVent Electric plc
Notes to consolidated and combined financial statements

7.	Related Party Transactions and Net Parent Investment
The former Parent’s business model prior to the separation included a combination of stand-alone and combined business functions between Pentair and nVent, varying by region and country. Sales to Pentair were not material for all periods prior to the separation. During the periods prior to the separation, nVent engaged in cash pooling arrangements with related parties managed centrally by the Parent.

The consolidated and combined financial statements of nVent include allocations of these costs between Pentair and nVent for periods prior to the separation. Such allocations are estimates, and also may not represent the cost of such services if performed on a stand-alone basis. See further description of cost allocations in Note 1.

The Consolidated and Combined Balance Sheets of nVent for periods prior to the separation include certain of the Parent assets and liabilities that are specifically identifiable or otherwise attributable to nVent and were transferred to nVent upon completion of the separation. Transactions between nVent and Pentair prior to the separation are considered to be effectively settled at the time the transaction was recorded. The net effect of these transactions is included in the Consolidated and Combined Statements of Cash Flows as Net transfers to Parent.

Net Parent investment in the Consolidated and Combined Balance Sheets represents the Parent’s historical investment in the Company, the net effect of cost allocations from transactions with the Parent, net transfers of cash and assets to the Parent and nVent’s accumulated earnings.

8.	Accumulated Other Comprehensive Income (Loss)
Components of AOCI consist of the following:

	December 31
In millions	2018	2017
Cumulative translation adjustments	$(105.3)	$(57.8)
Change in market value of derivative financial instruments, net of tax	(2.5)	0.7
Accumulated other comprehensive loss	$(107.8)	$(57.1)

9.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity year	December 31
	December 31, 2018		2018	2017
Senior notes - fixed rate (1)	3.950%	2023	300.0	—
Senior notes - fixed rate (1)	4.550%	2028	500.0	—
Term loan facility	3.795%	2023	147.5
Unamortized issuance costs and discounts	N/A	N/A	(5.8)	—
Total debt			941.7	—
Less: Current maturities and short-term borrowings			(12.5)	—
Long-term debt			$929.2	$—
(1) Senior notes are fully and unconditionally guaranteed as to payment by nVent Electric plc ("Parent Company Guarantor")
Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance” or "Subsidiary Issuer"), a 100-percent owned subsidiary of nVent, issued $300.0 million aggregate principal amount of 3.950% senior notes due 2023 (the "2023 Notes") and $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes" and, collectively with the 2023 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2018. In August 2018, nVent and nVent Finance filed a Registration Statement on Form S-4 with the Securities and Exchange Commission to exchange the Notes for new, registered Notes. The exchange offer was completed on October 22, 2018, pursuant to which substantially all of the Notes were exchanged for the new, registered Notes. The exchange offer did not impact the aggregate principal amount of the Notes outstanding or any material terms.

nVent Electric plc
Notes to consolidated and combined financial statements

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
Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2018. We repaid $52.5 million of outstanding principal on the Term Loan Facility during 2018.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of December 31, 2018, we were in compliance with all financial covenants in our debt agreements.
Debt outstanding, excluding unamortized issuance costs and discounts, at December 31, 2018 matures on a calendar year basis as follows:

In millions	2019	2020	2021	2022	2023	Thereafter	Total
Contractual debt obligation maturities	$12.5	$17.5	$20.0	$20.0	$377.5	$500.0	$947.5

nVent Electric plc
Notes to consolidated and combined financial statements

10.	Derivatives and Financial Instruments
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

Foreign currency contracts
At December 31, 2018 and 2017, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $129.0 million and $10.7 million, respectively. The impact of these contracts on the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) was not material for any period presented.

Gains or losses on foreign currency contracts designated as hedges are reclassified out of AOCI and into Selling, general and administrative in the Consolidated and Combined Statements of Operations and Comprehensive Income when the hedged item affects earnings. Such reclassifications during 2018, 2017 and 2016 were not material.

Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In October 2018, we designated a cross-currency swap with a gross notional U.S. dollar equivalent amount of $69.1 million as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. Gains or losses resulting from the change in fair value of the net investment hedge will be included as a component of the cumulative translation adjustment account within AOCI and offset gains and losses on the underlying foreign currency exposures. As of December 31, 2018, the deferred foreign currency activity in AOCI associated with the net investment hedge was not material.
Fair value of financial instruments
The following methods were used to estimate the fair values of each class of financial instrument:

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

•
foreign currency contract agreements — fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are observable inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance; and

•
deferred compensation plan assets (mutual funds, common/collective trusts and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees) — fair value of mutual funds and cash equivalents are based on quoted market prices in active markets that are classified as Level 1 in the valuation hierarchy defined by the accounting guidance; fair value of common/collective trusts are based on observable inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance.

nVent Electric plc
Notes to consolidated and combined financial statements

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2018		2017
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$147.5	$147.5	$—	$—
Fixed rate debt	800.0	793.5	—	—
Total debt	$947.5	$941.0	$—	$—

Financial assets and liabilities measured at fair value on a recurring and nonrecurring basis were as follows:

Recurring fair value measurements	December 31, 2018
In millions	Level 1	Level 2	Level 3	Total
Foreign currency contract liabilities	$—	$(2.6)	—	$(2.6)
Deferred compensation plan assets	19.1	4.0	—	23.1
Total recurring fair value measurements	$19.1	$1.4	$—	$20.5

Recurring fair value measurements	December 31, 2017
In millions	Level 1	Level 2	Level 3	Total
Foreign currency contract assets	$—	$0.7	$—	$0.7
Deferred compensation plan assets	22.9	2.2	—	25.1
Total recurring fair value measurements	$22.9	$2.9	$—	$25.8
Nonrecurring fair value measurements (1)

(1)
During the fourth quarter of 2017, we completed our annual intangible assets impairment review. As a result, we recorded a pre-tax non-cash impairment charge of 16.4 million. The impairment charge reduced the total carrying value of the impacted trade name intangibles to $16.2 million. During the fourth quarter of 2016, we completed our annual intangible assets impairment review. As a result, we recorded a pre-tax non-cash impairment charge of $13.3 million for a trade name intangible in 2016. The impairment charge reduced the carrying value of the impacted trade name intangible to zero. The fair value of trade names is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital.

nVent Electric plc
Notes to consolidated and combined financial statements

11.	Income Taxes
Income before income taxes consisted of the following:

	Years ended December 31
In millions	2018	2017	2016
Federal (1)	$(20.4)	$(19.9)	$(10.6)
International (2)	289.1	333.2	325.6
Income before income taxes	$268.7	$313.3	$315.0

(1)	"Federal" reflects United Kingdom ("U.K.") income before income taxes.

(2)	"International" reflects non-U.K. income before income taxes.
The provision for income taxes consisted of the following:

	Years ended December 31
In millions	2018	2017	2016
Currently payable
Federal (1)	$—	$1.0	$(0.4)
International (2)	47.0	94.5	58.0
Total current taxes	47.0	95.5	57.6
Deferred
Federal (1)	—	—	(0.4)
International (2)	(9.1)	(143.9)	(1.3)
Total deferred taxes	(9.1)	(143.9)	(1.7)
Total provision (benefit) for income taxes	$37.9	$(48.4)	$55.9

(1)	"Federal" represents U.K. taxes.

(2)	"International" represents non-U.K. taxes.
Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2018	2017	2016
Federal statutory income tax rate (1)	19.0	19.3	20.0
Tax effect of international operations (2)	(5.8)	(5.9)	(3.4)
Change in valuation allowances	0.9	(2.2)	1.1
Non-deductible transaction costs	—	0.5	—
Excess tax benefits on stock-based compensation	—	(0.1)	—
Tax effect of U.S. tax reform	—	(27.0)	—
Effective tax rate	14.1	(15.4)	17.7

(1)	The statutory rate for 2018, 2017 and 2016 reflects the U.K. statutory rate of 19.0%, 19.3% and 20.0%, respectively.

(2)	The tax effect of international operations consists of non-U.K. jurisdictions.

nVent Electric plc
Notes to consolidated and combined financial statements

Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2018	2017	2016
Beginning balance	$24.6	$26.6	$20.5
Gross increases for tax positions in prior periods	2.3	1.2	0.5
Gross decreases for tax positions in prior periods	(1.6)	(2.2)	(0.5)
Gross increases based on tax positions related to the current year	1.2	1.3	1.3
Gross decreases related to settlements with taxing authorities	(8.0)	(2.3)	(0.9)
Reductions due to statute expiration	(1.9)	(1.3)	(0.1)
Gross increases due to currency fluctuations	0.2	1.3	0.5
Gross increases due to acquisitions	—	—	5.3
Ending balance	$16.8	$24.6	$26.6
We record gross unrecognized tax benefits in Other current liabilities and Other non-current liabilities in the Consolidated and Combined Balance Sheets. Included in the $16.8 million of total gross unrecognized tax benefits as of December 31, 2018 was $15.5 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2018 may decrease by a range of zero to $4.9 million during 2019, primarily as a result of the resolution of non-U.K. examinations and the expiration of various statutes of limitations. Liabilities for unrecognized tax benefits are recorded in Other non-current liabilities in the Consolidated and Combined Balance Sheets.

The $8.0 million gross decrease during 2018 for settlements with taxing authorities is related primarily to resolution of non-US audits. This amount includes $3.1 million that had a favorable impact on our effective tax rate.

Based on the outcome of these examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. A number of tax periods from 2008 to present are under audit by tax authorities in various jurisdictions, including Canada, China and Germany. We anticipate that several of these audits may be concluded in the foreseeable future.

We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Net interest expense, respectively, in the Consolidated and Combined Statements of Operations and Comprehensive Income. As of December 31, 2018 and 2017, we have liabilities of $1.7 million and $2.0 million, respectively, for the possible payment of penalties and $2.7 million and $6.6 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated and Combined Balance Sheets.

No additional income taxes have been provided for any undistributed foreign earnings or outside basis difference inherent in subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as "temporary differences." We record the tax effect of these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in future periods) and "deferred tax liabilities" (generally items for which we received a tax deduction but the tax impact has not yet been recorded in the Consolidated and Combined Statements of Income and Comprehensive Income).

Deferred taxes were recorded in the Consolidated and Combined Balance Sheets as follows:

	December 31
In millions	2018	2017
Other non-current assets	4.6	18.6
Deferred tax liabilities	224.8	279.4
Net deferred tax liabilities	$220.2	$260.8

nVent Electric plc
Notes to consolidated and combined financial statements

The tax effects of the major items recorded as deferred tax assets and liabilities were as follows:

	December 31
In millions	2018	2017
Deferred tax assets
Accrued liabilities and reserves	$10.6	$10.3
Pension and other post-retirement compensation and benefits	26.8	17.5
Employee compensation and benefits	12.8	14.8
Tax loss and credit carryforwards	143.0	148.5
Interest limitation	7.7	—
Total deferred tax assets	200.9	191.1
Valuation allowance	137.8	143.5
Deferred tax assets, net of valuation allowance	63.1	47.6
Deferred tax liabilities
Property, plant and equipment	15.3	12.3
Goodwill and other intangibles	260.4	290.2
Other liabilities	7.6	5.9
Total deferred tax liabilities	283.3	308.4
Net deferred tax liabilities	$220.2	$260.8

Included in tax loss and credit carryforwards in the table above is a deferred tax asset of $3.1 million as of December 31, 2018 related to foreign tax credit carryover from the tax period ended December 31, 2017 and related to transition taxes. The entire amount is subject to a valuation allowance. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2027.

As of December 31, 2018, tax loss carryforwards of $445.1 million were available to offset future income. A valuation allowance of $131.0 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses relate to non-U.S. carryforwards which are subject to varying expiration periods. Non-U.S. carryforwards of $405.9 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2019.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

Given the significance of the Act, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. SAB 118 allows registrants to record provisional amounts during a one year “measurement period.” The measurement period is deemed to have ended earlier when the registrant has obtained, prepared, and analyzed the information necessary to finalize its accounting. During the measurement period, impacts of the law are expected to be recorded at the time a reasonable estimate for all or a portion of the effects can be made, and provisional amounts can be recognized and adjusted as information becomes available, prepared, or analyzed.

nVent Electric plc
Notes to consolidated and combined financial statements

The Company calculated its best estimate of the impact of the Act in its December 31, 2017 income tax provision in accordance with its understanding of the Act and guidance available as of the date of the filing of the Registration Statement Form 10 (as amended, the "Form 10") and as a result recorded a provisional income tax benefit of $84.8 million in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a decrease to income tax expense of $122.0 million. We have completed our analysis of the remeasurement of deferred taxes for state tax impacts of the remeasurement, the impact of the Act on the taxation of executive compensation arrangements, changes to tax capitalization provisions and other aspects of the Act that may impact our tax balances. There we no adjustments to the provisional amount recorded at December 31, 2017 as a result of the completion of our analysis.

The amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was an increase to income tax expense of $32.9 million, which represents a decrease of $4.3 million compared to the provisional amount recorded at December 31, 2017.

12.	Benefit Plans
Pension and other post-retirement plans
We sponsor U.S. and non-U.S. defined-benefit pension and other post-retirement plans ("Direct Plans"). The defined benefit pension plans cover certain non-U.S.employees and retirees, and the pension benefits are based principally on an employee's years of service and/or compensation levels near retirement. In addition, we provide certain post-retirement health care and life insurance benefits. Generally, the post-retirement health care and life insurance plans require contributions from retirees.
For periods prior to the separation, certain nVent employees participated in defined benefit pension plans and post-retirement health plans sponsored by the former Parent, which also include the Parent participants. For purposes of these consolidated and combined financial statements, nVent accounts for these plans as multi-employer benefit plans. Accordingly, the Company does not record an asset or liability to recognize the funded status of these plans. However, for periods prior to the separation, the Company does record expense attributable to its employees who participate in these plans, as well as expense allocated for Pentair’s corporate and shared functional employees. The total expense was $2.7 million, $11.1 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The following information is applicable to only Direct Plans.

nVent Electric plc
Notes to consolidated and combined financial statements

Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2018 and 2017:

	Pension plans		Post-retirement health plan
In millions	2018	2017	2018	2017
Change in benefit obligations
Benefit obligation beginning of year	$195.3	$173.8	$18.2	$17.9
Service cost	5.8	6.3	0.1	0.1
Interest cost	4.2	4.0	0.6	0.7
Benefit obligations from new plans	1.6	—	—	—
Actuarial loss (gain)	5.0	(7.1)	(2.0)	0.3
Foreign currency translation	(8.0)	23.1	—	—
Benefits paid	(4.4)	(4.8)	(0.7)	(0.8)
Benefit obligation end of year	$199.5	$195.3	$16.2	$18.2
Change in plan assets
Fair value of plan assets beginning of year	$42.2	$35.7	$—	$—
Actual return on plan assets	(0.6)	2.1	—	—
Assets from new plans	0.7	—	—	—
Company contributions	6.1	5.9	0.6	0.8
Foreign currency translation	(2.2)	3.3	—	—
Benefits paid	(4.4)	(4.8)	(0.6)	(0.8)
Fair value of plan assets end of year	$41.8	$42.2	$—	$—
Funded status
Fair value of plan assets end of year	41.8	42.2	—	—
Benefit obligation end of year	199.5	195.3	16.2	18.2
Benefit obligations in excess of the fair value of plan assets	$(157.7)	$(153.1)	$(16.2)	$(18.2)
Amounts recorded in the Consolidated and Combined Balance Sheets were as follows:

	Pension plans		Post-retirement health plan
In millions	2018	2017	2018	2017
Other non-current assets	$1.0	$3.8	$—	$—
Current liabilities	(3.8)	(3.5)	(1.2)	(1.2)
Non-current liabilities	(154.9)	(153.4)	(15.0)	(17.0)
Benefit obligations in excess of the fair value of plan assets	$(157.7)	$(153.1)	$(16.2)	$(18.2)
The accumulated benefit obligation for all defined benefit plans was $191.2 million and $185.3 million at December 31, 2018 and 2017, respectively.

nVent Electric plc
Notes to consolidated and combined financial statements

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2018	2017	2018	2017
Projected benefit obligation	$188.7	$170.5	$185.8	$168.1
Fair value of plan assets	30.0	13.6	27.4	11.4
Accumulated benefit obligation	N/A	N/A	177.8	158.3
Components of net periodic benefit expense for our pension plans for the years ended December 31 were as follows:

	Pension plans
In millions	2018	2017	2016
Service cost	$5.8	$6.3	$5.0
Interest cost	4.2	4.0	3.9
Expected return on plan assets	(1.4)	(1.4)	(1.3)
Net actuarial loss (gain)	7.5	(6.8)	16.7
Net periodic benefit expense	$16.1	$2.1	$24.3
Components of net periodic benefit expense for our post-retirement plan for the years ended December 31, 2018, 2017 and 2016, were not material.
Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension plans			Post-retirement health plan
Percentages	2018	2017	2016	2018	2017	2016
Discount rate	2.25%	2.25%	2.09%	4.10%	3.40%	3.80%
Rate of compensation increase	2.97%	2.98%	2.98%	—	—	—

Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31 were as follows:

	Pension plans			Post-retirement health plan
Percentages	2018	2017	2016	2018	2017	2016
Discount rate	2.25%	2.06%	2.61%	3.40%	3.80%	3.95%
Expected long-term return on plan assets	3.45%	3.38%	3.75%	—	—	—
Rate of compensation increase	2.98%	2.97%	2.97%	—	—	—
Uncertainty in the securities markets and U.S. economy could result in investment returns less than those assumed. Should the securities markets decline or medical and prescription drug costs increase at a rate greater than assumed, we would expect increasing annual combined net pension and other post-retirement costs for the next several years. Should actual experience differ from actuarial assumptions, the projected pension benefit obligation and net pension cost and accumulated other post-retirement benefit obligation and other post-retirement benefit cost would be affected in future years.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rates on our pension plans ranged from 0.50% to 4.25%, 0.50% to 3.50% and 0.50% to 4.00% in 2018, 2017 and 2016, respectively. There are no known or anticipated changes in our discount rate assumptions that will impact our pension expense in 2019.
Expected rates of return
The expected rates of return on our pension plan assets ranged from 1.00% to 5.50%, 1.00% to 5.50% and 1.00% to 5.50% in 2018, 2017 and 2016, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to

nVent Electric plc
Notes to consolidated and combined financial statements

considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
Pension plans assets
Objective
The primary objective of our investment strategy is to meet the pension obligation to our employees at a reasonable cost to us. This is primarily accomplished through growth of capital and safety of the funds invested.
Asset allocation
The majority of our pension plan assets are invested in fixed income and equity securities which is consistent with our investment policy goals. Actual investments for our pension plans as of December 31 were as follows:

	Actual
Percentages	2018	2017
Equity securities	23%	27%
Fixed income	65%	64%
Alternative	8%	5%
Cash	4%	4%

Fair value measurement
The fair values of our pension plan assets, each of which is level 2 in the fair value hierarchy, as of December 31 were as follows:

In millions	2018	2017
Cash and cash equivalents	$1.5	$1.7
Fixed income:
Corporate and non U.S. government	27.1	26.9
Global equity securities:
Small cap equity	1.0	1.2
International equity	8.7	10.2
Other investments	3.5	2.2
Total fair value of plan assets	$41.8	$42.2

 Valuation methodologies used for investments measured at fair value were as follows:

•	Cash and cash equivalents: Cash equivalents consist of investments in commingled funds valued based on observable market data.

•
Fixed income: Investments in corporate bonds, government securities, mortgages and asset backed securities were valued based upon quoted market prices for similar securities and other observable market data. Investments in commingled funds were generally valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service.

•
Global equity securities: Investments in commingled funds were valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service.

•
Other investments: Other investments include investments in commingled funds with diversified investment strategies. Investments in commingled funds were valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service.

nVent Electric plc
Notes to consolidated and combined financial statements

Cash flows
Contributions
Pension contributions to the Direct Plans totaled $6.1 million and $5.9 million in 2018 and 2017, respectively. The 2019 expected contributions will equal or exceed our minimum funding requirements of $7.0 million.
Estimated future benefit payments
The following benefit payments, which reflect expected future service or payout from termination, as appropriate, are expected to be paid by the plans for the years ended December 31 as follows:

In millions	Pension plans	Post-retirement health plan
2019	$4.7	$1.2
2020	4.5	1.2
2021	4.9	1.2
2022	5.2	1.2
2023	7.8	1.2
Thereafter	35.9	5.4
Savings plan
During 2018, 2017 and 2016, certain U.S. nVent employees were eligible to participate in a 401(k) plan (the "401(k) plan") with an employee share ownership ("ESOP") bonus component, sponsored by the former Parent. The 401(k) plan covers certain union and all non-union U.S. employees who met certain age requirements. Under the 401(k) plan, eligible U.S. employees could voluntarily contribute a percentage of their eligible compensation and we match contributions made by employees who met certain eligibility and service requirements.

During 2017 and 2016, the matching contribution was 100% of eligible employee contributions for the first 1% of eligible compensation and 50% of the next 5% of eligible compensation. In addition to the matching contribution, all employees who met certain service requirements received a discretionary ESOP contribution equal to 1.5% of annual eligible compensation. During 2018, the matching contribution was on up to 5% of employee eligible earnings, contributed as before-tax contribution.

Eligible U.S. nVent employees participated in the Parent’s 401(k) plan. Expense was $10.5 million in 2018. The allocated expense for the Company was $7.1 million and $10.5 million in 2017 and 2016, respectively.

Effective January 1, 2019, nVent established and is the plan sponsor of a 401(k) retirement plan (nVent Management Company Retirement Savings and Incentive Plan) and employee share ownership plan (nVent Electric plc Employee Stock Purchase and Bonus Plan). The eligibility criteria and benefits provided by the plans sponsored by nVent are consistent with the provisions of the plans sponsored by the former Parent.

nVent Electric plc
Notes to consolidated and combined financial statements

13.	Shareholders' Equity
Authorized shares
Our authorized share capital consists of 400.0 million ordinary shares with a par value of $0.01 per share.
Share repurchases
On July 23, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million. The authorization expires on July 23, 2021. During the year ended December 31, 2018, we repurchased 2.4 million of our ordinary shares for $59.0 million under the 2018 authorization. As of December 31, 2018, we had $441.0 million remaining availability for repurchases under the 2018 authorization.

On February 19, 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million. This authorization is in addition to the authorization approved in July 2018 to repurchase up to $500.0 million of our ordinary shares. The authorization expires on July 23, 2021.
Dividends
On December 11, 2018, the Board of Directors declared a quarterly cash dividend of $0.175 that was paid on February 8, 2019 to shareholders of record at the close of business on January 25, 2019. The balance of dividends payable included in Other current liabilities on our Consolidated and Combined Balance Sheets was $31.0 million at December 31, 2018. Dividends paid per ordinary share were $0.35 for the year ended December 31, 2018.

On February 19, 2019, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May 3, 2019 to shareholders of record at the close of business on April 18, 2019.

14.	Segment Information
We classify our operations into the following business segments based primarily on types of products offered and markets served:

•
Enclosures — The Enclosures segment provides inventive solutions that protect, connect and manage heat in critical electronics, communication, control and power equipment. From metallic and non-metallic enclosures to cabinets, subracks and backplanes, it offers the physical infrastructure to host, connect and protect server and network equipment, as well as indoor and outdoor protection for broadband voice, data and video surveillance applications in industrial, infrastructure, commercial and energy verticals.

•
Thermal Management — The Thermal Management segment provides electric thermal solutions that connect and protect critical buildings, infrastructure, industrial processes and people. Its thermal management systems include heat tracing, floor heating, fire-rated and specialty wiring, sensing and snow melting and de-icing solutions for use in industrial, energy, commercial & residential and infrastructure verticals. Its highly reliable and easy to install solutions lower total cost of ownership to building owners, facility managers, operators and end users.

•
Electrical & Fastening Solutions — The Electrical & Fastening Solutions segment provides fastening solutions that connect and protect electrical and mechanical systems and civil structures. Its engineered electrical and fastening products are used across a wide range of verticals, including commercial, industrial, infrastructure, and energy.

•	Other — Other is primarily composed of unallocated corporate expenses, our captive insurance subsidiary and intermediate finance companies.
The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on the net sales and segment income (loss) and use a variety of ratios to measure performance of our reporting segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Segment income (loss) represents operating income exclusive of intangible amortization, separation costs, net interest expense, costs of restructuring activities, "mark-to-market" gain/loss for pension and other post-retirement plans, impairments and other unusual non-operating items.

nVent Electric plc
Notes to consolidated and combined financial statements

Financial information by reportable segment is included in the following summary:

	2018	2017	2016	2018	2017	2016
In millions	Net sales			Segment income (loss)
Enclosures	$1,019.7	$934.9	$911.2	$174.8	$164.6	$184.4
Thermal Management	623.2	622.2	692.2	154.2	147.3	123.5
Electrical & Fastening Solutions	570.7	540.8	512.6	144.5	140.7	144.9
Other	—	—	—	(49.1)	(29.6)	(33.6)
Consolidated	$2,213.6	$2,097.9	$2,116.0	$424.4	$423.0	$419.2

	2018	2017	2016	2018	2017	2016
In millions	Identifiable assets			Depreciation
Enclosures	$665.9	$672.3	$616.7	$15.9	$16.0	$14.6
Thermal Management	1,557.1	1,800.9	1,615.3	8.6	8.7	9.3
Electrical & Fastening Solutions	2,157.7	2,189.0	2,210.2	10.1	9.6	7.7
Other	172.0	62.8	51.6	1.6	2.2	2.8
Consolidated	$4,552.7	$4,725.0	$4,493.8	$36.2	$36.5	$34.4

	2018	2017	2016
In millions	Capital expenditures
Enclosures	$13.3	$21.7	$43.9
Thermal Management	5.1	4.9	24.7
Electrical & Fastening Solutions	7.9	5.2	5.9
Other	13.2	—	—
Consolidated	$39.5	$31.8	$74.5
The following table presents a reconciliation of consolidated and combined segment income to consolidated and combined income before income taxes:

In millions	2018	2017	2016
Segment Income	$424.4	$423.0	$419.2
Restructuring and other	(7.7)	(13.0)	(12.3)
Intangible amortization	(60.9)	(61.4)	(60.8)
Pension and other post-retirement mark-to-market (loss) gain	(7.0)	3.0	(10.8)
Trade name impairment	—	(16.4)	(13.3)
Separation costs	(45.0)	(16.1)	—
Interest expense, net	(31.2)	(0.2)	(1.4)
Other expense	(3.9)	(5.6)	(5.6)
Income before income taxes	$268.7	$313.3	$315.0
We offer a broad array of products and systems to multiple markets and customers for which we do not have the information systems to track revenues by primary product category. However, our net sales by segment are representative of our sales by major product category. We sell our products through various distribution channels including wholesale and retail distributors, original equipment manufacturers and home centers. No customer accounted for more than 10% of net sales in 2018, 2017, or 2016.

nVent Electric plc
Notes to consolidated and combined financial statements

15.	Commitments and Contingencies
Operating lease commitments
Net rental expense under operating leases was as follows:

	Years ended December 31
In millions	2018	2017	2016
Net rental expense	$15.8	$17.6	$14.4
Future minimum lease commitments under non-cancelable operating leases, principally related to facilities, equipment and vehicles as of December 31, 2018 were as follows:

In millions	2019	2020	2021	2022	2023	Thereafter	Total
Net future minimum lease commitments	$16.2	$12.6	$8.0	$5.6	$2.7	$9.6	$54.7
Other matters
We are subject to disputes, administrative proceedings and other claims arising out of the normal conduct of our business. These matters generally relate to disputes arising out of the use or installation of our products, product liability litigation, personal injury claims, commercial and contract disputes and employment related matters. On the basis of information currently available, management does not believe that existing proceedings and claims will have a material impact on our Consolidated and Combined Financial Statements. However, litigation is unpredictable, and we could incur judgments or enter into settlements for current or future claims that could adversely affect our financial statements.
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of December 31, 2018 and 2017 was not material.

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
As of December 31, 2018 and 2017, the outstanding value of bonds, letters of credit and bank guarantees totaled $75.8 million and $72.3 million, respectively.

nVent Electric plc
Notes to consolidated and combined financial statements

16.	Selected Quarterly Data (Unaudited)
The following tables present 2018 and 2017 quarterly financial information:

	2018
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$538.9	$542.7	$563.9	$568.1	$2,213.6
Gross profit	208.9	219.4	229.1	218.7	876.1
Operating income	65.6	65.3	93.7	86.2	310.8
Net income	52.3	43.3	68.2	67.0	230.8
Earnings per ordinary share (1)
Basic	$0.29	$0.24	$0.38	$0.38	$1.29
Diluted	$0.29	$0.24	$0.38	$0.37	$1.28

	2017
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$502.2	$513.2	$540.6	$541.9	$2,097.9
Gross profit	198.7	209.7	220.1	213.4	841.9
Operating income	67.6	89.5	99.6	59.4	316.1
Net income	55.3	70.7	79.7	156.0	361.7
Earnings per ordinary share (1)
Basic	$0.31	$0.39	$0.45	$0.87	$2.02
Diluted	$0.31	$0.39	$0.44	$0.86	$2.00

(1)
Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average ordinary shares outstanding during that period. The computations of basic and diluted earnings per share for periods prior to the separation were calculated using the shares that were distributed to Pentair shareholders upon the separation.

Second quarter 2018 includes decreases in operating income due to $24.8 million of separation costs and $2.3 million of restructuring and other costs. First quarter 2018 includes decreases in operating income due to $9.7 million of separation costs and $2.8 million of restructuring and other costs. Fourth quarter of 2017 includes increases in net income favorable impact of U.S. tax reform legislation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2018, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2018 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
Management's Annual Report on Internal Control Over Financial Reporting
The report of management required under this ITEM 9A is contained in ITEM 8 of this Annual Report on Form 10-K under the caption "Management's Report on Internal Control Over Financial Reporting."
Attestation Report of Independent Registered Public Accounting Firm
The attestation report required under this ITEM 9A is contained in ITEM 8 of this Annual Report on Form 10-K under the caption "Report of Independent Registered Public Accounting Firm."
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
On February 18, 2019, our affiliate, nVent Management Company, adopted effective March 1, 2019 a Severance Plan for Executives (the “Severance Plan”) under which our executives, including our current executive officers (the “Named Executive Officers”) who were named in the Information Statement included with our Registration Statement on Form 10 filed with the SEC and declared effective on April 9, 2018, are eligible to receive severance benefits in the event of a qualifying termination of employment to the extent the terms and conditions of the Severance Plan are satisfied. A qualifying termination generally includes an involuntary termination for any reason other than cause, permanent disability or death. “Cause” for purposes of the Severance Plan is defined generally as a material violation of our policies; embezzlement from, or theft of property belonging to, us or one of our affiliates; willful failure to perform, or gross negligence in the performance of, or failure to perform, assigned duties; or other intentional misconduct that has, or has the potential to have, a material adverse effect on our business.

In the event of a qualifying termination of the employment of any of our Named Executive Officers and the satisfaction of the Severance Plan’s terms and conditions, the severance benefits would be equal to the product of (1) a severance multiplier and (2) the sum of the Named Executive Officer’s base salary and target annual bonus. The severance multiplier is two for our Chief Executive Officer and one and one-half for our other Named Executive Officers. The affected Named Executive Officer would also continue to be eligible to participate in our health plan at his or her active employee rate for a benefit continuation period of 24 months for our Chief Executive Officer and 12 months for our other Named Executive Officers. We may, in our discretion, pay for the cost of outplacement services for up to 12 months. As a condition for eligibility for the Severance Plan, participants must complete a participation agreement under which they agree to comply with customary restrictive covenants for 24 months, in the case of our Chief Executive Officer, and 18 months, in the case of our other Named Executive Officers.

A copy of the Severance Plan is filed as Exhibit 10.18 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2019 annual general meeting of shareholders under the captions "Proposal 1 Re-elect Director Nominees" "Corporate Governance Matters," and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.
Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption "Executive Officers of the Registrant."
Our Board of Directors has adopted nVent's Code of Business Conduct and Ethics and designated it as the code of ethics for the Company's Chief Executive Officer and senior financial officers. The Code of Business Conduct and Ethics also applies to all employees and directors in accordance with New York Stock Exchange Listing Standards. We have posted a copy of nVent's Code of Business Conduct and Ethics on our website at https://investors.nvent.com/corporate-governance/default.aspx. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to or waivers from, nVent's Code of Business Conduct and Ethics by posting such information on our website at https://investors.nvent.com/corporate-governance/default.aspx.
We are not including the information contained on our website as part of, or incorporating it by reference into, this report.
ITEM 11. EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2019 annual general meeting of shareholders under the captions "Corporate Governance Matters - Director Compensation," "Compensation Committee Report," "Compensation Discussion and Analysis," and "Executive Compensation Tables" and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2019 annual general meeting of shareholders under the caption "Security Ownership" and is incorporated herein by reference.
The following table summarizes, as of December 31, 2018, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2018 Omnibus Incentive Plan	1,294,548	(1)	$—	(2)	5,041,088	(3)
Total	1,294,548		$—		5,041,088

(1)	Consists of 851,345 shares subject to stock options, 282,523 shares subject to restricted stock units, and 160,680 shares subject to performance share awards.

(2)	Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units or performance share units.

(3)	Represents securities remaining available for issuance under the 2018 Omnibus Incentive Plan.
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2019 annual general meeting of shareholders under the captions "Proposal 1 Re-elect Director Nominees - Director Independence" and "Corporate Governance Matters - The Board's Role and Responsibilities - Policies and Procedures Regarding Related Person Transactions" and is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2019 annual general meeting of shareholders under the caption "Proposal 4 Ratify, by Non-Binding Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditor of nVent Electric plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditor's Remuneration" and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS
The following information required under this item is filed as part of this report:
(1) Financial Statements
Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.
Financial Statement Schedules
None.
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(2) Exhibits
The exhibits of this Annual Report on Form 10-K included herein are set forth below.

Exhibit Number	Exhibit
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

3.1
Amended and Restated Memorandum and Articles of Association of nVent Electric plc (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 of nVent Electric plc filed with the Commission on December 31, 2018 (File No. 333-224555)).

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

10.1
nVent Electric plc 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.2
Form of Executive Officer Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.3
Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.4
Form of Executive Officer Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.5
nVent Electric plc Management Incentive Plan (incorporated by reference to Exhibit 10.5 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.6
Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.7
Form of Key Executive Employment and Severance Agreement for Beth A. Wozniak, Michael B. Faulconer, Lynnette R. Heath, Jon D. Lammers, Stacy P. McMahan, Thomas F. Pettit, Joseph A. Ruzynski, and Randolph A. Wacker (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.8	nVent Electric plc Employee Stock Purchase and Bonus Plan, as amended and restated January 1, 2019.*

10.9
nVent Management Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.10
nVent Electric plc Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.11
nVent Management Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.12
Flow Control Supplemental Savings and Retirement Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.13
Form of Deed of Indemnification for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.14
Form of Indemnification Agreement for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.15
Form of Key Executive Employment and Severance Agreement for Robert J. van der Kolk (incorporated by reference to Exhibit 10.15 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 26, 2018 (File No. 001-38625)).*

10.16
Separation Agreement and Release, effective December 14, 2018, between Benjamin Sommerness and nVent Management Company (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on December 17, 2018 (File No. 001-38625)).*

10.17	nVent Electric plc Non-Employee Director Compensation Policy.*

10.18	nVent Electric plc Severance Plan for Executives (the “Severance Plan”).*

21	List of nVent Electric plc subsidiaries.

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from nVent Electric plc's Annual Report on Form 10-K for the year ended December 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated and Combined Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (ii) the Consolidated and Combined Balance Sheets as of December 31, 2018 and 2017, (iii) the Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016 and (v) the Notes to the Consolidated and Combined Financial Statements.

*	Denotes a management contract or compensatory plan or arrangement.
ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2019.

NVENT ELECTRIC PLC

By	/s/ Stacy P. McMahan
Stacy P. McMahan
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 19, 2019.

Signature	Title
/s/ Beth A. Wozniak	Chief Executive Officer and Director
Beth A. Wozniak

/s/ Stacy P. McMahan	Executive Vice President and Chief Financial Officer
Stacy P. McMahan

/s/ Randolph A. Wacker	Senior Vice President and Chief Accounting Officer
Randolph A. Wacker

*	Director
Brian M. Baldwin

*	Director
Jerry W. Burris

*	Director
Susan M. Cameron

*	Director
Michael L. Ducker

*	Director
David H. Y. Ho

*	Director
Randall J. Hogan

*	Director
Ronald L. Merriman

*	Director
William T. Monahan

*	Director
Herbert K. Parker

*By	/s/ Jon D. Lammers
Jon D. Lammers
Attorney-in-fact