Form 10-K/A
period 2018-12-31
nVent Electric plc
filed 2019-03-01
CIK 1720635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
nVent Electric plc (the “Company”) is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (“SEC”) on February 19, 2019 (the “Original Form 10-K”). The Company is filing this Amendment solely for the purpose of correcting typographical errors in the certifications by the Company's Principal Executive Officer and Principal Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2 to the Original Form 10-K. Other than as described above, no other statement or amount has been changed from those presented in the Original Form 10-K, and this Amendment does not modify, amend or update in any way any of the financial or other information contained in the Original Form 10-K. This Amendment does not reflect events that may have occurred subsequent to the filing date of the Original Form 10-K.

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
Contract assets and liabilities consisted of the following:

In millions	December 31, 2018	January 1, 2018	$ Change	% Change
Contract assets	$74.4	$69.9	$4.5	6.4%
Contract liabilities	13.2	14.3	(1.1)	(7.7%)
Net contract assets	$61.2	$55.6	$5.6	10.1%
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

10.8	nVent Electric plc Employee Stock Purchase and Bonus Plan, as amended and restated January 1, 2019.* †

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

10.17	nVent Electric plc Non-Employee Director Compensation Policy.* †

10.18	nVent Electric plc Severance Plan for Executives (the “Severance Plan”).* †

21	List of nVent Electric plc subsidiaries.†

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of attorney.†

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from nVent Electric plc's Annual Report on Form 10-K for the year ended December 31, 2018 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated and Combined Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (ii) the Consolidated and Combined Balance Sheets as of December 31, 2018 and 2017, (iii) the Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016 and (v) the Notes to the Consolidated and Combined Financial Statements.†

*	Denotes a management contract or compensatory plan or arrangement.
†	Previously filed with the Annual Report on Form 10-K of nVent Electric plc for the fiscal year ended December 31, 2018, as filed on February 19, 2019.
ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2019.

NVENT ELECTRIC PLC

By	/s/ Stacy P. McMahan
Stacy P. McMahan
Executive Vice President and Chief Financial Officer