Form 10-Q
period 2019-03-31
nVent Electric plc
filed 2019-04-25
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019
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
Registrant's telephone number, including area code: 44-20-3966-0279
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§223.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 31, 2019, 174,662,655 shares of Registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated and Combined Statements of Income and Comprehensive Income (Unaudited)

	Three months ended
In millions, except per-share data	March 31, 2019	March 31, 2018
Net sales	$538.0	$538.9
Cost of goods sold	328.1	330.0
Gross profit	209.9	208.9
Selling, general and administrative	120.1	131.9
Research and development	12.3	11.4
Operating income	77.5	65.6
Net interest expense	10.5	0.6
Other expense	0.9	1.2
Income before income taxes	66.1	63.8
Provision for income taxes	9.7	11.5
Net income	$56.4	$52.3
Comprehensive income, net of tax
Net income	$56.4	$52.3
Changes in cumulative translation adjustment	3.0	2.3
Changes in market value of derivative financial instruments, net of tax	(6.2)	(0.7)
Comprehensive income	$53.2	$53.9
Earnings per ordinary share
Basic	$0.32	$0.29
Diluted	$0.32	$0.29
Weighted average ordinary shares outstanding
Basic	176.5	179.0
Diluted	178.2	181.2
Cash dividends paid per ordinary share	$0.175	$—
See accompanying notes to condensed consolidated and combined financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2019	December 31, 2018
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$32.6	$159.0
Accounts and notes receivable, net of allowances of $5.8 and $6.1, respectively	342.7	340.9
Inventories	244.4	228.2
Other current assets	126.5	118.4
Total current assets	746.2	846.5
Property, plant and equipment, net	264.6	264.8
Other assets
Goodwill	2,233.9	2,234.3
Intangibles, net	1,158.7	1,173.3
Other non-current assets	71.3	33.8
Total other assets	3,463.9	3,441.4
Total assets	$4,474.7	$4,552.7
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$13.8	$12.5
Accounts payable	149.1	186.4
Employee compensation and benefits	64.3	75.8
Other current liabilities	183.0	187.0
Total current liabilities	410.2	461.7
Other liabilities
Long-term debt	925.6	929.2
Pension and other post-retirement compensation and benefits	175.4	177.9
Deferred tax liabilities	222.7	224.8
Other non-current liabilities	105.7	72.0
Total liabilities	1,839.6	1,865.6
Equity
Ordinary shares $0.01 par value, 400.0 authorized, 174.7 and 177.2 issued at March 31, 2019 and December 31, 2018, respectively	1.7	1.8
Additional paid-in capital	2,635.2	2,709.7
Retained earnings	109.2	83.4
Accumulated other comprehensive loss	(111.0)	(107.8)
Total equity	2,635.1	2,687.1
Total liabilities and equity	$4,474.7	$4,552.7
See accompanying notes to condensed consolidated and combined financial statements.

nVent Electric plc
Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2019	March 31, 2018
Operating activities
Net income	$56.4	$52.3
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	8.4	9.2
Amortization	15.1	15.4
Deferred income taxes	(2.1)	(0.6)
Share-based compensation	4.3	2.4
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(1.5)	(1.3)
Inventories	(16.8)	2.0
Other current assets	(8.8)	(8.0)
Accounts payable	(40.8)	(34.6)
Employee compensation and benefits	(11.2)	(16.5)
Other current liabilities	(2.5)	19.4
Other non-current assets and liabilities	(13.6)	(3.6)
Net cash provided by (used for) operating activities	(13.1)	36.1
Investing activities
Capital expenditures	(9.2)	(5.4)
Proceeds from sale of property and equipment	6.0	2.3
Acquisitions, net of cash acquired	—	(2.0)
Net cash provided by (used for) investing activities	(3.2)	(5.1)
Financing activities
Proceeds from long-term debt	—	800.0
Repayments of long-term debt	(2.5)	—
Debt issuance costs	—	(7.5)
Dividends paid	(31.0)	—
Net transfers to former Parent prior to separation	—	(10.0)
Shares issued to employees, net of shares withheld	1.0	—
Repurchases of ordinary shares	(76.1)	—
Net cash provided by (used for) financing activities	(108.6)	782.5
Effect of exchange rate changes on cash and cash equivalents	(1.5)	(3.7)
Change in cash and cash equivalents	(126.4)	809.8
Cash and cash equivalents, beginning of period	159.0	26.9
Cash and cash equivalents, end of period	$32.6	$836.7
See accompanying notes to condensed consolidated and combined financial statements.

nVent Electric plc
Condensed Consolidated and Combined Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Net Parent investment	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2018	177.2	$1.8	$2,709.7	$83.4	$—	$(107.8)	$2,687.1
Net income	—	—	—	56.4	—	—	56.4
Other comprehensive income, net of tax	—	—	—	—	—	(3.2)	(3.2)
Dividends declared	—	—	—	(30.6)	—	—	(30.6)
Share repurchases	(3.0)	(0.1)	(79.8)	—	—	—	(79.9)
Exercise of options, net of shares tendered for payment	0.3	—	3.6	—	—	—	3.6
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(2.6)	—	—	—	(2.6)
Share-based compensation	—	—	4.3	—	—	—	4.3
Balance - March 31, 2019	174.7	$1.7	$2,635.2	$109.2	$—	$(111.0)	$2,635.1

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Net Parent investment	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2017	—	$—	$—	$—	$3,848.4	$(57.1)	$3,791.3
Net income	—	—	—	—	52.3	—	52.3
Cumulative effect of accounting changes	—	—	—	—	(172.7)	—	(172.7)
Other comprehensive income, net of tax	—	—	—	—	—	1.6	1.6
Net transfers to former Parent	—	—	—	—	(32.3)	—	(32.3)
Balance - March 31, 2018	—	$—	$—	$—	$3,695.7	$(55.5)	$3,640.2
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
Separation from Pentair
On April 30, 2018, Pentair plc ("Pentair" or "former Parent") completed the separation of its Water business and its Electrical business into two independent, publicly-traded companies (the "separation"). To effect the separation, Pentair distributed to its shareholders one ordinary share of nVent for every ordinary share of Pentair held as of the record date of April 17, 2018. As a result of the distribution, nVent is now an independent publicly-traded company and began "regular way" trading under the symbol "NVT" on the New York Stock Exchange on May 1, 2018.
Except where indicated, references below to transactions completed by nVent prior to April 30, 2018 refer to transactions completed by or on behalf of the Electrical reporting segment of Pentair that are reflected on the condensed consolidated and combined financial statements of nVent.
Basis of presentation
The accompanying unaudited condensed consolidated and combined financial statements of nVent have been prepared following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America ("GAAP") can be condensed or omitted.
We are responsible for the unaudited condensed consolidated and combined financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated and combined financial statements and notes thereto, which are included in our Annual Report on Form 10-K/A for the year ended December 31, 2018.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
The financial statements for periods prior to April 30, 2018 were prepared on a stand-alone basis derived from the consolidated financial statements and records of Pentair as if nVent were operated on a stand-alone basis. These condensed consolidated and combined financial statements have been prepared in U.S. dollars and in accordance with GAAP.
Cost allocations
For periods prior to the separation, the condensed consolidated and combined financial statements of nVent include general corporate expenses of the former Parent for certain support functions that were provided on a centralized basis, such as expenses related to executive management, finance, audit, legal, information technology, human resources, communications, facilities and employee benefits and compensation. These general corporate expenses are included in the Condensed Consolidated and Combined Statements of Income and Comprehensive Income within Selling, general and administrative expense and Other expense. The amount allocated was $26.3 million for the three months ended March 31, 2018, of which $7.7 million was historically recorded to the Electrical segment in Pentair’s consolidated financial statements. These expenses were allocated to nVent on the basis of direct usage when identifiable, with the remainder allocated based on a proportional basis of net sales, headcount or other measures.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

The Company considers the allocation methodology regarding general corporate expenses of the former Parent to be reasonable for all periods presented. Nevertheless, the condensed consolidated and combined financial statements of nVent for periods prior to the separation may not reflect the actual expenses that would have been incurred and may not reflect nVent’s condensed consolidated and combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs for periods prior to the separation that would have been incurred if nVent had been a stand-alone company would depend on multiple factors including organization structure, capital structure and strategic decisions made in various areas, including information technology and infrastructure. Transactions between nVent and the former Parent have been included in related party transactions in these unaudited condensed consolidated and combined financial statements and were considered to be effectively settled at the time the transaction was recorded. The total net effect of the settlement of these transactions is reflected in the Condensed Consolidated and Combined Statements of Cash Flows as a financing activity.
For periods prior to the separation, certain nVent operations were included in the former Parent’s U.S. federal and state income tax returns, and substantially all income taxes on those operations have been paid by the former Parent. Income tax expense and other income tax related information contained in these condensed consolidated and combined financial statements for periods prior to the separation are presented on a separate return approach as if nVent filed its own tax returns. Under this approach, the provision for income taxes represented income tax paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year calculated as if nVent was a stand-alone taxpayer filing hypothetical income tax returns where applicable.
Adoption of new accounting standards
On January 1, 2019, we adopted ASU No. 2016-02, “Leases” and did not recast comparative periods in transition to the new standard. In addition, we elected the package of practical expedients permitted under the transition guidance, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient to not separate non-lease components from lease components for all leases. Accordingly, all costs associated with a lease contract are accounted for as lease cost. In addition, we did not elect to apply the hindsight practical expedient. We implemented internal controls and key system functionality to enable the preparation of financial information upon adoption. Refer to Note 12 for more information on leases.
On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers" and the related amendments ("ASC 606" or "the new revenue standard") using the modified retrospective method. As a result of adoption, the cumulative impact to our beginning equity at January 1, 2018 was $1.8 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis. The adoption of the new standard had an impact on our accounting for certain custom products manufactured by our Enclosures segment. Prior to the adoption of the standard revenue was recognized for these custom products upon shipment. However, as these products have no alternative use to the Company and we have an enforceable right to payment for our performance completed to date, revenue related to these custom products will be recognized over time. Additionally, the new revenue standard resulted in reclassifications on the Condensed Consolidated Balance Sheets related to accounting for sales returns.
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
Notes to condensed consolidated and combined financial statements (unaudited)

The cumulative effect of the changes made to our January 1, 2018 Condensed Combined Balance Sheets from the modified retrospective adoption of ASU 2016-16 and ASU 2014-09 was as follows:

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
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time accounted for 71% and 73% of our revenue for the three-month periods ended March 31, 2019 and 2018, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

Revenue from products and services transferred to customers over time accounted for 29% and 27% of our revenue for the three-month periods ended March 31, 2019 and 2018, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion ("the cost-to-cost method") or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long-term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
We use an output method to measure progress towards completion for certain of our Enclosures businesses, as this method appropriately depicts performance towards satisfaction of the performance obligation. Under the output method, revenue is recognized based on number of units produced.
On March 31, 2019, we had $58.7 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next twelve to eighteen months.
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

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

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
Contract assets are recorded within Other current assets and contract liabilities are recorded within Other current liabilities in the Condensed Consolidated Balance Sheets.
Contract assets and liabilities consisted of the following:

In millions	March 31, 2019	December 31, 2018	$ Change	% Change
Contract assets	$72.7	$74.4	$(1.7)	(2.3)%
Contract liabilities	12.5	13.2	(0.7)	(5.3)%
Net contract assets	$60.2	$61.2	$(1.0)	(1.6)%
The $1.0 million decrease in net contract assets from December 31, 2018 to March 31, 2019 was primarily the result of timing of milestone payments. The majority of our contract liabilities at December 31, 2018 were recognized in revenue during the three months ended March 31, 2019. There were no impairment losses recognized on our contract assets for the three months ended March 31, 2019.
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

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

Revenue by category
We disaggregate our revenue from contracts with customers by geographic location and vertical for each of our segments, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended March 31, 2019
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$180.4	$83.9	$97.4	$361.7
Developed Europe (1)	50.9	35.1	26.6	112.6
Developing (2)	21.7	21.0	10.1	52.8
Other Developed (3)	2.5	5.1	3.3	10.9
Total	$255.5	$145.1	$137.4	$538.0

	Three months ended March 31, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$172.6	$83.1	$93.3	$349.0
Developed Europe (1)	54.3	39.8	27.6	121.7
Developing (2)	24.3	20.1	12.5	56.9
Other Developed (3)	2.9	4.9	3.5	11.3
Total	$254.1	$147.9	$136.9	$538.9
(1) Developed Europe includes Western Europe and Eastern Europe included in European Union.
(2) Developing includes China, Eastern Europe not included in European Union, Latin America, Middle East and Southeast Asia.
(3) Other Developed includes Australia and Japan.
Vertical net sales information was as follows:

	Three months ended March 31, 2019
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$155.1	$58.7	$26.7	$240.5
Commercial & Residential	22.6	44.5	79.9	147.0
Energy	25.9	40.1	13.5	79.5
Infrastructure	51.9	1.8	17.3	71.0
Total	$255.5	$145.1	$137.4	$538.0

	Three months ended March 31, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$157.3	$60.7	$25.5	$243.5
Commercial & Residential	20.5	46.1	79.4	146.0
Energy	27.6	40.0	12.3	79.9
Infrastructure	48.7	1.1	19.7	69.5
Total	$254.1	$147.9	$136.9	$538.9

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

3.     Restructuring
During the three months ended March 31, 2019 and the year ended December 31, 2018, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the three months ended March 31, 2019 included the reduction in hourly and salaried headcount of approximately 50 employees.
Restructuring related costs included in Selling, general and administrative expense in the Condensed Consolidated and Combined Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018
Severance and related costs	$2.8	$2.8
Other	0.8	—
Total restructuring costs	$3.6	$2.8
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018
Enclosures	$—	$0.3
Thermal Management	2.0	2.1
Electrical & Fastening Solutions	0.9	0.4
Other	0.7	—
Total	$3.6	$2.8
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 31, 2019:

In millions	March 31, 2019
Beginning balance	$3.8
Costs incurred	2.8
Cash payments and other	(1.7)
Ending balance	$4.9

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
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 31, 2019	March 31, 2018
Net income	$56.4	$52.3
Weighted average ordinary shares outstanding
Basic	176.5	179.0
Dilutive impact of stock options, restricted stock units and performance share units	1.7	2.2
Diluted	178.2	181.2
Earnings per ordinary share
Basic earnings per ordinary share	$0.32	$0.29
Diluted earnings per ordinary share	$0.32	$0.29
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	1.9	0.4
5.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2018	Foreign currency translation/other	March 31, 2019
Enclosures	$272.0	$(1.0)	$271.0
Thermal Management	924.1	0.6	924.7
Electrical & Fastening Solutions	1,038.2	—	1,038.2
Total goodwill	$2,234.3	$(0.4)	$2,233.9
Identifiable intangible assets consisted of the following:

	March 31, 2019			December 31, 2018
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,149.6	$(280.6)	$869.0	$1,149.7	$(266.4)	$883.3
Proprietary technology and patents	14.8	(6.4)	8.4	14.8	(6.1)	8.7
Total definite-life intangibles	1,164.4	(287.0)	877.4	1,164.5	(272.5)	892.0
Indefinite-life intangibles
Trade names	281.3	—	281.3	281.3	—	281.3
Total intangibles	$1,445.7	$(287.0)	$1,158.7	$1,445.8	$(272.5)	$1,173.3
Identifiable intangible asset amortization expense was $15.1 million and $15.4 million for the three months ended March 31, 2019 and 2018, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2019 and the next five years is as follows:

	Q2-Q4
In millions	2019	2020	2021	2022	2023	2024
Estimated amortization expense	$45.3	$60.3	$59.1	$59.1	$58.9	$58.3

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

6.    Supplemental Balance Sheet Information

In millions	March 31, 2019	December 31, 2018
Inventories
Raw materials and supplies	$68.9	$63.1
Work-in-process	26.5	25.3
Finished goods	149.0	139.8
Total inventories	$244.4	$228.2
Other current assets
Contract assets	$72.7	$74.4
Prepaid expenses	37.5	31.7
Prepaid income taxes	13.0	9.1
Other current assets	3.3	3.2
Total other current assets	$126.5	$118.4
Property, plant and equipment, net
Land and land improvements	$39.0	$39.1
Buildings and leasehold improvements	172.9	172.6
Machinery and equipment	416.1	410.8
Construction in progress	13.5	14.6
Total property, plant and equipment	641.5	637.1
Accumulated depreciation and amortization	376.9	372.3
Total property, plant and equipment, net	$264.6	$264.8
Other non-current assets
Deferred compensation plan assets	$19.0	$23.1
Lease right-of-use assets	41.7	—
Other non-current assets	10.6	10.7
Total other non-current assets	$71.3	$33.8
Other current liabilities
Current lease liabilities	$13.3	$—
Dividends payable	30.6	31.0
Accrued rebates	31.5	46.1
Contract liabilities	12.5	13.2
Accrued taxes payable	25.8	27.4
Other current liabilities	69.3	69.3
Total other current liabilities	$183.0	$187.0
Other non-current liabilities
Income taxes payable	$42.1	$41.9
Deferred compensation plan liabilities	19.0	23.1
Non-current lease liabilities	32.7	—
Other non-current liabilities	11.9	7.0
Total other non-current liabilities	$105.7	$72.0

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
Foreign currency contracts
At March 31, 2019 and December 31, 2018, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $124.5 million and $129.0 million, respectively. The impact of these contracts on the Condensed Consolidated and Combined Statements of Income and Comprehensive Income was not material for any period presented.
Gains or losses on foreign currency contracts designated as hedges are reclassified out of Accumulated Other Comprehensive Loss and into Selling, general and administrative expense in the Condensed Consolidated and Combined Statements of Income and Comprehensive Income when the hedged transactions affect earnings. Such reclassifications during the three months ended March 31, 2019 and 2018 were not material.
Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In October 2018, we designated a cross-currency swap with a gross notional U.S. dollar equivalent amount of $69.1 million as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. Gains or losses resulting from the change in fair value of the net investment hedge will be included as a component of the cumulative translation adjustment account within Accumulated Other Comprehensive Loss and offset gains and losses on the underlying foreign currency exposures. As of March 31, 2019 and December 31, 2018, the deferred foreign currency activity in Accumulated Other Comprehensive Loss associated with the net investment hedge was not material.

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

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2019		December 31, 2018
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$145.0	$145.0	$147.5	$147.5
Fixed rate debt	800.0	817.5	800.0	793.5
Total debt	$945.0	$962.5	$947.5	$941.0
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2019
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(6.5)	$—	$(6.5)
Deferred compensation plan assets	14.7	4.3	—	19.0
Total recurring fair value measurements	$14.7	$(2.2)	$—	$12.5

	December 31, 2018
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(2.6)	$—	$(2.6)
Deferred compensation plan assets	19.1	4.0	—	23.1
Total recurring fair value measurements	$19.1	$1.4	$—	$20.5
8.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of March 31, 2019	Maturity Year	March 31, 2019	December 31, 2018
Senior notes - fixed rate(1)	3.950%	2023	$300.0	$300.0
Senior notes - fixed rate(1)	4.550%	2028	500.0	500.0
Term loan facility	3.864%	2023	145.0	147.5
Unamortized debt issuance costs and discounts	N/A	N/A	(5.6)	(5.8)
Total debt			939.4	941.7
Less: Current maturities and short-term borrowings			(13.8)	(12.5)
Long-term debt			$925.6	$929.2
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

There are no significant restrictions on the ability of nVent to obtain funds from its subsidiaries by dividend or loan and no material assets of nVent or its subsidiaries which represent restricted net assets pursuant to the guidelines established by the SEC.

Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2019.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of March 31, 2019, we were in compliance with all financial covenants in our debt agreements.
Debt outstanding, excluding unamortized issuance costs and discounts, at March 31, 2019 matures on a calendar year basis as follows:

	Q2-Q4
In millions	2019	2020	2021	2022	2023	2024	Thereafter	Total
Contractual debt obligation maturities	$10.0	$17.5	$20.0	$20.0	$377.5	$—	$500.0	$945.0

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

9.    Income Taxes
The effective income tax rate for the three months ended March 31, 2019 was 14.7%, compared to 18.0% for three months ended March 31, 2018. The tax rate in any quarter can be affected positively or negatively by adjustments that are required to be reported in the specific quarter of resolution. The liability for uncertain tax positions was $16.9 million and $16.8 million at March 31, 2019 and December 31, 2018, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated and Combined Statements of Income and Comprehensive Income, which is consistent with our past practices.
10.    Shareholders' Equity
Share repurchases
On July 23, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of
$500.0 million (the "2018 Authorization"). On February 19, 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million (the "2019 Authorization"). The 2018 and 2019 Authorizations expire on July 23, 2021.
During the three months ended March 31, 2019, we repurchased 3.0 million of our ordinary shares for $79.9 million under the 2018 Authorization. At March 31, 2019 and December 31, 2018, outstanding share repurchases recorded in Accounts payable were $6.8 million and $3.0 million, respectively.
As of March 31, 2019, we have $741.1 million available for share repurchases under the combined 2018 and 2019 Authorizations which total $880.0 million.
Dividends payable
On February 19, 2019, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May 3, 2019 to shareholders of record at the close of business on April 18, 2019. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.6 million and $31.0 million at March 31, 2019 and December 31, 2018, respectively.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

11.    Segment Information
We evaluate performance based on net sales and segment income (loss) and use a variety of ratios to measure performance of our reporting segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Segment income (loss) represents operating income exclusive of intangible amortization, separation costs, costs of restructuring activities, impairments and other unusual non-operating items.
Financial information by reportable segment is as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018
Net sales
Enclosures	$255.5	$254.1
Thermal Management	145.1	147.9
Electrical & Fastening Solutions	137.4	136.9
Total	$538.0	$538.9
Segment income (loss)
Enclosures	$45.6	$40.6
Thermal Management	34.3	33.5
Electrical & Fastening Solutions	31.2	31.7
Other	(14.9)	(12.3)
Total	$96.2	$93.5
The following table presents a reconciliation of segment income to income before income taxes:

	Three months ended
In millions	March 31, 2019	March 31, 2018
Segment income	$96.2	$93.5
Intangible amortization	(15.1)	(15.4)
Separation costs	—	(9.7)
Net interest expense	(10.5)	(0.6)
Restructuring and other	(3.6)	(2.8)
Other expense	(0.9)	(1.2)
Income before income taxes	$66.1	$63.8

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

12.Leases
We have operating leases for office space, production facilities, distribution centers, warehouses, sales offices, fleet vehicles and equipment. In accordance with our accounting policy, leases with an initial term of 12 months or less are not recognized on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We elected the practical expedient for all leases to include both lease and non-lease components within our lease assets and lease liabilities.
Our lease agreements do not contain any material residual value guarantees, any material bargain purchase options or material restrictive covenants. We have no material sublease arrangements with third parties or lease transactions with related parties.
During the three months ended March 31, 2019, rent expense was $4.2 million, primarily related to operating lease costs. Costs associated with short-term leases, variable rent and subleases were immaterial.
Our leases have remaining lease terms of one to ten years, some of which include options to extend the leases for up to five years. Renewal options that are reasonably certain to be exercised are included in the lease term. The incremental borrowing rate is used in determining the present value of lease payments, unless an implicit rate is specified. Incremental borrowing rates on a collateralized basis are determined based on the economic environment in which leases are denominated and the lease term. The weighted average remaining lease term and weighted average discount rate as of March 31, 2019 were as follows:

March 31, 2019
Weighted average remaining lease term
Operating leases	5 years
Weighted average discount rate
Operating leases	4.3%
Future lease payments under non-cancellable operating leases as of March 31, 2019 were as follows:

In millions
Remainder of 2019	$12.6
2020	13.1
2021	8.3
2022	5.8
2023	2.8
2024	2.2
Thereafter	7.4
Total lease payments	52.2
Less imputed interest	6.2
Total reported lease liability	$46.0
As of March 31, 2019, we have no material additional operating leases that have not yet commenced.
Future minimum rental commitments under noncancelable operating leases as of December 31, 2018 were as follows:

In millions
2019	$16.2
2020	12.6
2021	8.0
2022	5.6
2023	2.7
Thereafter	9.6
Total	$54.7

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

Supplemental cash flow information related to operating leases for the three months ended March 31, 2019 was as follows:

Three months ended
In millions	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:	$3.9
Leased assets obtained in exchange for new lease liabilities:	0.6
Supplemental balance sheet information related to operating leases was as follows:

In millions	Classification	March 31, 2019	January 1, 2019
Assets
Lease right-of-use assets	Other non-current assets	$41.7	$44.2
Liabilities
Current lease liabilities	Other current liabilities	$13.3	$13.6
Non-current lease liabilities	Other non-current liabilities	32.7	34.8
Total lease liabilities		$46.0	$48.4

13.	Commitments and Contingencies
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of March 31, 2019 and December 31, 2018 was not material.
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
As of March 31, 2019 and December 31, 2018, the outstanding value of bonds, letters of credit and bank guarantees totaled $69.9 million and $75.8 million, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future," "forecast" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to realize the anticipated benefits from the separation (as defined below); adverse effects on our business operations or financial results; the ability of our business to operate independently following the separation; changes in tax laws; the impact of the separation on our employees, customers and suppliers; overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve, including the impacts of tariffs; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and ITEM 1A. of our Annual Report on Form 10-K/A for the year ended December 31, 2018. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms "us," "we," "our," "the Company" or "nVent" refer to nVent Electric plc. nVent is a leading global provider of electrical connection and protection solutions. We believe our inventive electrical solutions enable safer systems and ensure a more secure world. We design, manufacture, market, install, and service high performance products and solutions that connect and protect some of the world's most sensitive equipment, buildings, and critical processes. We offer a comprehensive range of enclosures, electrical connections and fastening, and thermal management solutions across industry-leading brands that are recognized globally for quality, reliability, and innovation.
We operate across three segments: Enclosures, Thermal Management, and Electrical & Fastening Solutions, which represented approximately 47%, 27% and 26% of total revenues during the first three months of 2019, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

•
Enclosures—The Enclosures segment provides inventive solutions that protect, connect and manage heat in critical electronics, communication, control and power equipment. From metallic and non-metallic enclosures to cabinets, subracks and backplanes, it offers the physical infrastructure to host, connect and protect server and network equipment, as well as indoor and outdoor protection for broadband voice, data and video surveillance applications in industrial, infrastructure, energy and commercial verticals.

•
Thermal Management—The Thermal Management segment provides electric thermal solutions that connect and protect critical buildings, infrastructure, industrial processes and people. Its thermal management systems include heat tracing, floor heating, fire-rated and specialty wiring, sensing and snow melting and de-icing solutions for use in industrial, commercial & residential, energy and infrastructure verticals. Its highly reliable and easy to install solutions lower total cost of ownership to building owners, facility managers, operators and end users.

•
Electrical & Fastening Solutions—The Electrical & Fastening Solutions segment provides fastening solutions that connect and protect electrical and mechanical systems and civil structures. Its engineered electrical and fastening products are used across a wide range of verticals, including commercial, industrial, infrastructure and energy.

On April 30, 2018, Pentair plc ("Pentair" or "former Parent") completed the separation of its Water business and its Electrical business into two independent, publicly-traded companies (the "separation"). To effect the separation, Pentair distributed to its shareholders one ordinary share of nVent for every ordinary share of Pentair held as of the record date of April 17, 2018. As a result of the distribution, nVent is now an independent publicly-traded company and began regular way trading under the symbol "NVT" on the New York Stock Exchange on May 1, 2018.
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2018 and the first three months of 2019 and will likely impact our results in the future:

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

•
We have experienced material and other cost inflation. We strive for productivity improvements and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment, including the impacts of tariffs, will result in continuing price volatility for many of our raw materials and purchased components, and we are uncertain as to the timing and impact of these market changes.

•	During 2018 and the first three months of 2019, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
In 2019, our operating objectives include the following:

•	Achieving differentiated revenue growth through new products and solutions and market expansion in key developing regions;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Optimizing our technological capabilities to increasingly generate innovative new and connected products and enhance the customer experience; and

•	Focusing on developing global talent in light of our global presence.
The financial statements for periods prior to April 30, 2018 were prepared on a stand-alone basis derived from the consolidated financial statements and records of Pentair as if nVent were operated on a stand-alone basis.
For periods prior to the separation, the condensed consolidated and combined financial statements of nVent include general corporate expenses of the former Parent for certain support functions that were provided on a centralized basis, such as expenses related to executive management, finance, audit, legal, information technology, human resources, communications, facilities and employee benefits and compensation. These general corporate expenses are included in the Condensed Consolidated and Combined Statements of Income and Comprehensive Income within Selling, general and administrative expense and Other expense. These expenses were allocated to nVent on the basis of direct usage when identifiable, with the remainder allocated based on a proportional basis of net sales, headcount or other measures. nVent considers the allocation methodology regarding the former Parent’s general corporate expenses to be reasonable for periods presented prior to the separation. Nevertheless, the condensed consolidated and combined financial statements of nVent for periods prior to the separation may not reflect the actual expenses that would have been incurred and may not reflect nVent’s condensed consolidated and combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented.

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS
The consolidated and combined results of operations for the three months ended March 31, 2019 and 2018 were as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018	$ change	% / point change
Net sales	$538.0	$538.9	$(0.9)	(0.2%)
Cost of goods sold	328.1	330.0	(1.9)	(0.6%)
Gross profit	209.9	208.9	1.0	0.5%
% of net sales	39.0%	38.8%		0.2	pts

Selling, general and administrative	120.1	131.9	(11.8)	(8.9%)
% of net sales	22.3%	24.5%		(2.2	pts)
Research and development	12.3	11.4	0.9	7.9%
% of net sales	2.3%	2.1%		0.2	pts

Operating income	77.5	65.6	11.9	18.1%
% of net sales	14.4%	12.2%		2.2	pts

Net interest expense	10.5	0.6	9.9	N.M.
Other expense	0.9	1.2	(0.3)	N.M.

Income before income taxes	66.1	63.8	2.3	3.6%
Provision for income taxes	9.7	11.5	(1.8)	(15.7%)
Effective tax rate	14.7%	18.0%		(3.3	pts)
N.M. Not Meaningful

Net sales
The components of the consolidated and combined net sales change from the prior period were as follows:

Three months ended March 31, 2019
over the prior year period
Volume	0.4%
Price	2.2
Organic growth	2.6
Currency	(2.8)
Total	(0.2%)
The 0.2 percentage point decrease in net sales in the first quarter of 2019 from 2018 was primarily the result of:

•	unfavorable foreign currency effects.
This decrease was partially offset by:

•
organic sales growth contributions of approximately 1.5% from our commercial & residential business and approximately 1.0% from our industrial business, which includes selective increases in selling prices.

Gross profit
The 0.2 percentage point increase in gross profit as a percentage of sales in the first quarter of 2019 from 2018 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	sales volume growth resulting in increased leverage on fixed expenses included in cost of goods sold; and

•	savings generated from our lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to certain raw materials, labor and freight costs.
Selling, general and administrative ("SG&A")
The 2.2 percentage point decrease in SG&A expense as a percentage of sales in the first quarter of 2019 from 2018 was primarily the result of:

•	non-recurring separation related costs of $9.7 million incurred in the first quarter of 2018 to prepare nVent to operate as an independent stand-alone public company; and

•	higher sales resulting in increased leverage on operating expenses.
These decreases were partially offset by:

•	investment in sales & marketing to drive growth;

•	increased corporate expenses incurred to operate as an independent public company; and

•	inflationary increases impacting our labor costs.
Provision for income taxes
The 3.3 percentage point decrease in the effective tax rate in the first quarter was primarily the result of:

•	the favorable impact of discrete items that occurred during the first quarter of 2019 compared to the corresponding period of 2018.

On December 20, 2018, the U.S. Treasury issued proposed regulations that, when finalized, would limit the availability of tax benefits we currently claim related to the deductibility of interest (the “Proposed Regulations”). It is anticipated that the Proposed Regulations will be finalized during June 2019. As the Proposed Regulations are not yet finalized, the ultimate outcome is not specifically known at this time. If the Proposed Regulations are finalized as written, we expect the changes would result in an increase to our effective tax rate on an annualized basis of approximately 300 basis points to 21 percent. However, we will continue to seek and execute actions that preserve our effective tax rate and mitigate the impact of the Proposed Regulations. Based on the effective timing of the Proposed Regulations and retrospective impact for the full year 2019 relative to the timing and execution of expected mitigation actions, we estimate our annual effective tax rate to be between 19 and 20 percent for 2019 and at or near our historical 18 percent tax rate for 2020 and beyond.

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our three reportable segments (Enclosures, Thermal Management and Electrical & Fastening Solutions). Each of these segments comprises various product offerings that serve multiple end users.
We evaluate performance based on sales and segment income and use a variety of ratios to measure performance of our reporting segments. Segment income represents operating income exclusive of intangible amortization, separation costs, costs of restructuring activities, impairments and other unusual non-operating items.

Enclosures
The net sales and segment income for Enclosures were as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018	% / point change
Net sales	$255.5	$254.1	0.6%
Segment income	45.6	40.6	12.3%
% of net sales	17.8%	16.0%	1.8	pts
Net sales
The components of the change in Enclosures net sales were as follows:

Three months ended March 31, 2019
over the prior year period
Volume	0.6%
Price	2.1
Organic growth	2.7
Currency	(2.1)
Total	0.6%
The 0.6 percent increase in Enclosures net sales in the first quarter of 2019 from 2018 was primarily the result of:

•
organic sales growth contributions of approximately 2.0% from our infrastructure business and approximately 1.0% from our commercial & residential business, which includes selective increases in selling prices.

This increase was partially offset by:

•	unfavorable foreign currency effects.

Segment income
The components of the change in Enclosures segment income from the prior period were as follows:

	Three months ended March 31, 2019
	over the prior year period
Growth	0.5	pts
Price	1.7
Currency	0.1
Net productivity	(0.5)
Total	1.8	pts
The 1.8 percentage point increase in segment income for Enclosures as a percentage of net sales in the first quarter of 2019 from 2018 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	sales volume growth resulting in increased leverage on fixed expenses; and

•	savings generated from our lean and supply management practices.
These increases were partially offset by:

•	inflationary increases related to certain raw materials, labor and freight costs.
Thermal Management
The net sales and segment income for Thermal Management were as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018	% / point change
Net sales	$145.1	$147.9	(1.9%)
Segment income	34.3	33.5	2.4%
% of net sales	23.6%	22.7%	0.9	pts
Net sales
The components of the change in Thermal Management net sales were as follows:

Three months ended March 31, 2019
over the prior year period
Volume	1.3%
Price	1.0
Organic growth	2.3
Currency	(4.2)
Total	(1.9%)
The 1.9 percent decrease in Thermal Management net sales in the first quarter of 2019 from 2018 was primarily the result of:

•	unfavorable foreign currency effects; and

•	delays in capital spending driving lower sales volume in our longer cycle energy business.
These decreases were partially offset by:

•	organic sales growth contributions of approximately 1.0% from our industrial business, driven by growth in our after-market repair and maintenance business.

Segment income
The components of the change in Thermal Management segment income from the prior period were as follows:

	Three months ended March 31, 2019
	over the prior year period
Growth	0.2	pts
Price	0.8
Currency	0.1
Net productivity	(0.2)
Total	0.9	pts
The 0.9 percentage point increase in segment income for Thermal Management as a percentage of net sales in the first quarter of 2019 from 2018 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	sales volume growth resulting in increased leverage on fixed expenses.
This increase was partially offset by:

•	inflationary increases related to certain raw materials, labor and freight costs.
Electrical & Fastening Solutions
The net sales and segment income for Electrical & Fastening Solutions were as follows:

	Three months ended
In millions	March 31, 2019	March 31, 2018	% / point change
Net sales	$137.4	$136.9	0.4%
Segment income	31.2	31.7	(1.6%)
% of net sales	22.7%	23.2%	(0.5	pts)
Net sales
The components of the change in Electrical & Fastening Solutions net sales from the prior period were as follows:

Three months ended March 31, 2019
over the prior year period
Volume	(0.9%)
Price	3.6
Organic growth	2.7
Currency	(2.3)
Total	0.4%
The 0.4 percent increase in Electrical & Fastening Solutions net sales in the first quarter of 2019 from 2018 was primarily the result of:

•	organic sales growth contributions of approximately 1.5% from each of our industrial and commercial & residential businesses, which includes selective increases in selling prices.
This increase was partially offset by:

•	unfavorable foreign currency effects; and

•	slowdown in capital spending impacting our infrastructure business, driving organic sales lower by approximately 1.5%.

Segment income
The components of the change in Electrical & Fastening Solutions segment income from the prior period were as follows:

	Three months ended March 31, 2019
	over the prior year period
Growth	0.6	pts
Price	2.7
Currency	—
Net productivity	(3.8)
Total	(0.5	pts)
The 0.5 percentage point decrease in segment income for Electrical & Fastening Solutions as a percentage of net sales in the first quarter of 2019 from 2018 was primarily the result of:

•	inflationary increases related to certain raw materials, labor and freight costs; and

•	investment in research and development to drive growth.
These decreases were partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	impact of favorable product mix.
LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow and repaying debt, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position.
We experience seasonal cash flows primarily due to increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere and increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere.
Operating activities
Cash used for operating activities was $13.1 million in the first three months of 2019, compared to cash provided by operating activities of $36.1 million in the first three months of 2018. Net cash used for operating activities in the first three months of 2019 primarily reflects net income of $79.9 million, net of non-cash depreciation and amortization, offset by a negative impact of $81.6 million as a result of changes in net working capital consistent with our seasonal cash pattern.
Investing activities
Net cash used for investing activities was $3.2 million in the first three months of 2019, compared to $5.1 million in the first three months of 2018. Net cash used for investing activities in the first three months of 2019 reflects capital expenditures of $9.2 million, partially offset by proceeds from the sale of property and equipment of $6.0 million. Net cash used for investing activities in the first three months of 2018 relates primarily to capital expenditures of $5.4 million.
Financing activities
For periods prior to the separation, transfers of cash, both to and from the former Parent’s centralized cash management system are reflected as a financing activity on the Condensed Consolidated and Combined Statements of Cash Flows.
Net cash used for financing activities of $108.6 million in the first three months of 2019 primarily relates to share repurchases of $76.1 million and dividends paid of $31.0 million. Net cash provided by financing activities of $782.5 million in the first three months of 2018 primarily relates to proceeds from the $800.0 million of senior notes issued in March 2018 in connection with the separation, described further below.

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
There are no significant restrictions on the ability of nVent to obtain funds from its subsidiaries by dividend or loan and no material assets of nVent or its subsidiaries which represent restricted net assets pursuant to the guidelines established by the SEC.
Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2019.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of March 31, 2019, we were in compliance with all financial covenants in our debt agreements.
As of March 31, 2019, we have $10.2 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
Share repurchases
On July 23, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2018 Authorization). On February 19, 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million (the "2019 Authorization"). The 2018 and 2019 Authorizations expire on July 23, 2021.
During the three months ended March 31, 2019, we repurchased 3.0 million of our ordinary shares for $79.9 million under the 2018 Authorization. At March 31, 2019 and December 31, 2018, outstanding share repurchases recorded in Accounts payable were $6.8 million and $3.0 million, respectively.
As of March 31, 2019, we had $741.1 million available for share repurchases under the combined 2018 and 2019 Authorizations which total $880.0 million.
Dividends
We paid dividends of $31.0 million, or $0.175 per ordinary share during the quarter ended March 31, 2019.

On February 19, 2019, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May 3, 2019 to shareholders of record at the close of business on April 18, 2019. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.6 million and $31.0 million at March 31, 2019 and December 31, 2018, respectively.
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

	Three months ended
In millions	March 31, 2019	March 31, 2018
Net cash provided by (used for) operating activities	$(13.1)	$36.1
Capital expenditures	(9.2)	(5.4)
Proceeds from sale of property and equipment	6.0	2.3
Free cash flow	$(16.3)	$33.0
NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated and Combined Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.
CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated and combined financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2018 Annual Report on Form 10-K/A, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated and combined financial statements.
There have been no material changes to our critical accounting policies and estimates from those previously disclosed in our 2018 Annual Report on Form 10-K/A for the year ended December 31, 2018.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2019. For additional information, refer to our 2018 Annual Report on Form 10-K/A for the year ended December 31, 2018.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2019 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We implemented internal controls and key system functionality to enable the preparation of financial information related to the new lease standard (ASU No. 2016-02) upon adoption on January 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new lease standard.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments with respect to the legal proceedings previously disclosed in Item 3 of our 2018 Annual Report on Form 10-K/A for the year ended December 31, 2018.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K/A for the year ended December 31, 2018.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2019:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 26, 2019	114,769	$22.45	44,751	$440,000,016
January 27 - February 23, 2019	896,221	25.67	895,917	796,987,363
February 24 - March 31, 2019	2,102,013	27.08	2,064,653	741,057,867
Total	3,113,003		3,005,321

(a)
The purchases in this column include 70,018 shares for the period January 1 - January 26, 2019, 304 shares for the period January 27 - February 23, 2019, and 37,360 shares for the period February 24 - March 31, 2019 deemed surrendered to us by participants in the nVent Electric plc 2018 Omnibus Incentive Plan (the "2018 Plan") and earlier Pentair stock incentive plans that are now outstanding under the 2018 Plan (collectively the "Plans") to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options, vesting of restricted shares and vesting of performance shares.

(b)
The average price paid in this column includes shares repurchased as part of our publicly announced plans and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted and performance shares.

(c)
The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase our ordinary shares up to a maximum dollar limit authorized by the Board of Directors, discussed below.

(d)
On July 23, 2018, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2018 Authorization"). On February 19, 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million (the "2019 Authorization"). The 2018 and 2019 Authorizations expire on July 23, 2021. As of March 31, 2019, we have $741.1 million available for share repurchases under the authorizations.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index to Form 10-Q for the Period Ended March 31, 2019

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

101
The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are filed herewith, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated and Combined Statements of Income and Comprehensive Income for the three months ended March 31, 2019 and 2018, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (iii) the Condensed Consolidated and Combined Statements of Cash Flows for the three months ended March 31, 2019 and 2018, (iv) the Condensed Consolidated and Combined Statements of Changes in Equity for the three months ended March 31, 2019 and 2018, and (v) Notes to Condensed Consolidated and Combined Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 2019.

nVent Electric plc
Registrant

By	/s/ Stacy P. McMahan
Stacy P. McMahan
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President and Chief Accounting Officer