Form 10-Q
period 2019-09-30
nVent Electric plc
filed 2019-10-30
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 30, 2019, 169,150,416 shares of Registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated and Combined Statements of Income and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$559.8	$563.9	$1,637.3	$1,645.5
Cost of goods sold	335.7	334.8	991.1	988.1
Gross profit	224.1	229.1	646.2	657.4
Selling, general and administrative	126.2	124.1	359.4	399.1
Research and development	11.8	11.3	36.2	33.7
Operating income	86.1	93.7	250.6	224.6
Net interest expense	11.6	11.7	34.0	21.6
Other expense	0.9	0.9	2.8	7.2
Income before income taxes	73.6	81.1	213.8	195.8
Provision for income taxes	13.7	12.9	36.6	32.0
Net income	$59.9	$68.2	$177.2	$163.8
Comprehensive income, net of tax
Net income	$59.9	$68.2	$177.2	$163.8
Changes in cumulative translation adjustment	(8.0)	4.3	(1.8)	(33.2)
Changes in market value of derivative financial instruments, net of tax	2.3	0.5	8.8	(1.2)
Comprehensive income	$54.2	$73.0	$184.2	$129.4
Earnings per ordinary share
Basic	$0.35	$0.38	$1.03	$0.92
Diluted	$0.35	$0.38	$1.02	$0.90
Weighted average ordinary shares outstanding
Basic	169.1	179.3	172.3	178.8
Diluted	170.3	181.5	173.8	181.1
Cash dividends paid per ordinary share	$0.175	$0.175	$0.525	$0.175
See accompanying notes to condensed consolidated and combined financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2019	December 31, 2018
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$49.5	$159.0
Accounts and notes receivable, net of allowances of $6.2 and $6.1, respectively	375.0	340.9
Inventories	259.1	228.2
Other current assets	122.8	118.4
Total current assets	806.4	846.5
Property, plant and equipment, net	280.3	264.8
Other assets
Goodwill	2,286.1	2,234.3
Intangibles, net	1,174.7	1,173.3
Other non-current assets	88.6	33.8
Total other assets	3,549.4	3,441.4
Total assets	$4,636.1	$4,552.7
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$16.8	$12.5
Accounts payable	139.6	186.4
Employee compensation and benefits	70.0	75.8
Other current liabilities	210.9	187.0
Total current liabilities	437.3	461.7
Other liabilities
Long-term debt	1,133.8	929.2
Pension and other post-retirement compensation and benefits	175.3	177.9
Deferred tax liabilities	232.8	224.8
Other non-current liabilities	90.4	72.0
Total liabilities	2,069.6	1,865.6
Equity
Ordinary shares $0.01 par value, 400.0 authorized, 169.2 and 177.2 issued at September 30, 2019 and December 31, 2018, respectively	1.7	1.8
Additional paid-in capital	2,494.8	2,709.7
Retained earnings	170.8	83.4
Accumulated other comprehensive loss	(100.8)	(107.8)
Total equity	2,566.5	2,687.1
Total liabilities and equity	$4,636.1	$4,552.7
See accompanying notes to condensed consolidated and combined financial statements.

nVent Electric plc
Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2019	September 30, 2018
Operating activities
Net income	$177.2	$163.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	26.1	27.6
Amortization	45.6	45.8
Deferred income taxes	(1.9)	(4.3)
Share-based compensation	12.4	9.3
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(17.2)	(21.7)
Inventories	(18.4)	(18.5)
Other current assets	—	(8.2)
Accounts payable	(53.6)	(28.1)
Employee compensation and benefits	(7.7)	4.0
Other current liabilities	(1.9)	30.0
Other non-current assets and liabilities	(3.1)	(17.1)
Net cash provided by (used for) operating activities	157.5	182.6
Investing activities
Capital expenditures	(29.0)	(28.5)
Proceeds from sale of property and equipment	6.1	2.3
Acquisitions, net of cash acquired	(127.8)	(2.0)
Net cash provided by (used for) investing activities	(150.7)	(28.2)
Financing activities
Net repayments of short-term borrowings	—	(0.3)
Net receipts of revolving long-term debt	216.5	—
Proceeds from long-term debt	—	1,000.0
Repayments of long-term debt	(9.7)	(50.0)
Debt issuance costs	—	(9.9)
Cash provided at separation to former Parent	—	(993.6)
Dividends paid	(91.1)	(31.4)
Shares issued to employees, net of shares withheld	5.3	10.1
Repurchases of ordinary shares	(235.7)	—
Net cash provided by (used for) financing activities	(114.7)	(75.1)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(0.2)
Change in cash and cash equivalents	(109.5)	79.1
Cash and cash equivalents, beginning of period	159.0	26.9
Cash and cash equivalents, end of period	$49.5	$106.0
See accompanying notes to condensed consolidated and combined financial statements.

nVent Electric plc
Condensed Consolidated and Combined Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Net Parent investment	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2018	177.2	$1.8	$2,709.7	$83.4	$—	$(107.8)	$2,687.1
Net income	—	—	—	56.4	—	—	56.4
Other comprehensive income, net of tax	—	—	—	—	—	(3.2)	(3.2)
Dividends declared	—	—	—	(30.6)	—	—	(30.6)
Share repurchases	(3.0)	(0.1)	(79.8)	—	—	—	(79.9)
Exercise of options, net of shares tendered for payment	0.3	—	3.6	—	—	—	3.6
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(2.6)	—	—	—	(2.6)
Share-based compensation	—	—	4.3	—	—	—	4.3
Balance - March 31, 2019	174.7	$1.7	$2,635.2	$109.2	$—	$(111.0)	$2,635.1
Net income	—	—	—	60.9	—	—	60.9
Other comprehensive income, net of tax	—	—	—	—	—	15.9	15.9
Dividends declared	—	—	—	(29.6)	—	—	(29.6)
Share repurchases	(5.9)	—	(152.8)	—	—	—	(152.8)
Exercise of options, net of shares tendered for payment	0.3	—	4.8	—	—	—	4.8
Shares surrendered by employees to pay taxes	—	—	(0.6)	—	—	—	(0.6)
Share-based compensation	—	—	4.1	—	—	—	4.1
Balance - June 30, 2019	169.1	$1.7	$2,490.7	$140.5	$—	$(95.1)	$2,537.8
Net income	—	—	—	59.9	—	—	59.9
Other comprehensive income, net of tax	—	—	—	—	—	(5.7)	(5.7)
Dividends declared	—	—	—	(29.6)	—	—	(29.6)
Exercise of options, net of shares tendered for payment	—	—	0.3	—	—	—	0.3
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.3)	—	—	—	(0.3)
Share-based compensation	—	—	4.1	—	—	—	4.1
Balance - September 30, 2019	169.2	$1.7	$2,494.8	$170.8	$—	$(100.8)	$2,566.5

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Net Parent investment	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2017	—	$—	$—	$—	$3,848.4	$(57.1)	$3,791.3
Net income	—	—	—	—	52.3	—	52.3
Cumulative effect of accounting changes	—	—	—	—	(172.7)	—	(172.7)
Other comprehensive income, net of tax	—	—	—	—	—	1.6	1.6
Net transfers to former Parent	—	—	—	—	(32.3)	—	(32.3)
Balance - March 31, 2018	—	$—	$—	$—	$3,695.7	$(55.5)	$3,640.2
Net income	—	—	—	42.1	1.2	—	43.3
Other comprehensive income, net of tax	—	—	—	—	—	(40.8)	(40.8)
Net transfers from former Parent	—	—	—	—	38.0	—	38.0
Cash provided at separation to former Parent	—	—	—	—	(993.6)	—	(993.6)
Reclassification of Net Parent investment to additional paid-in capital	—	—	2,741.3	—	(2,741.3)	—	—
Issuance of common stock upon separation	178.4	1.8	—	—	—	—	1.8
Exercise of options, net of shares tendered for payment	0.6	—	5.5	—	—	—	5.5
Shares surrendered by employees to pay taxes	—	—	(0.5)	—	—	—	(0.5)
Share-based compensation	—	—	2.5	—	—	—	2.5
Balance - June 30, 2018	179.0	$1.8	$2,748.8	$42.1	$—	$(96.3)	$2,696.4
Net Income	—	—	—	68.2	—	—	68.2
Other comprehensive income, net of tax	—	—	—	—	—	4.8	4.8
Dividends declared	—	—	—	(62.8)	—	—	(62.8)
Exercise of options, net of shares tendered for payment	0.3	—	5.7	—	—	—	5.7
Shares surrendered by employees to pay taxes	0.1	—	(0.6)	—	—	—	(0.6)
Share-based compensation	—	—	3.9	—	—	—	3.9
Balance - September 30, 2018	179.4	$1.8	$2,757.8	$47.5	$—	$(91.5)	$2,715.6
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
Cost allocations
For periods prior to the separation, the condensed consolidated and combined financial statements of nVent include general corporate expenses of the former Parent for certain support functions that were provided on a centralized basis, such as expenses related to executive management, finance, audit, legal, information technology, human resources, communications, facilities and employee benefits and compensation. These general corporate expenses are included in the Condensed Consolidated and Combined Statements of Income and Comprehensive Income within Selling, general and administrative expense and Other expense. The amount allocated was $42.5 million for the nine months ended September 30, 2018, of which $10.3 million was historically recorded to the Electrical segment in Pentair’s consolidated financial statements. These expenses were allocated to nVent on the basis of direct usage when identifiable, with the remainder allocated based on a proportional basis of net sales, headcount or other measures.

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
Adoption of new accounting standards
On January 1, 2019, we adopted ASU No. 2016-02, “Leases” and did not recast comparative periods in transition to the new standard. In addition, we elected the package of practical expedients permitted under the transition guidance, which among other things, allowed us to carry forward the historical lease classification. We also elected the practical expedient to not separate non-lease components from lease components for all leases. Accordingly, all costs associated with a lease contract are accounted for as lease cost. In addition, we did not elect to apply the hindsight practical expedient. We implemented internal controls and key system functionality to enable the preparation of financial information upon adoption. Refer to Note 13 for more information regarding leases.
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
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time accounted for 74% and 73% of our revenue for the three-month periods ended September 30, 2019 and 2018, respectively, and 73% and 72% of our revenue for the nine-month periods ended September 30, 2019 and 2018, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

Revenue from products and services transferred to customers over time accounted for 26% and 27% of our revenue for the three-month periods ended September 30, 2019 and 2018, respectively, and 27% and 28% of our revenue for the nine-month periods ended September 30, 2019 and 2018, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion ("the cost-to-cost method") or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long-term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
We use an output method to measure progress towards completion for certain of our Enclosures businesses, as this method appropriately depicts performance towards satisfaction of the performance obligation. Under the output method, revenue is recognized based on number of units produced.
On September 30, 2019, we had $92.0 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.
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
Contract assets and liabilities consisted of the following:

In millions	September 30, 2019	December 31, 2018	$ Change	% Change
Contract assets	$65.5	$74.4	$(8.9)	(12.0)%
Contract liabilities	15.0	13.2	1.8	13.6%
Net contract assets	$50.5	$61.2	$(10.7)	(17.5)%

The $10.7 million decrease in net contract assets from December 31, 2018 to September 30, 2019 was primarily the result of timing of milestone payments. The majority of our contract liabilities at December 31, 2018 were recognized in revenue during the nine months ended September 30, 2019. There were no impairment losses recognized on our contract assets for the three months or nine months ended September 30, 2019.
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
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended September 30, 2019
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$183.3	$90.7	$107.6	$381.6
Developed Europe (1)	52.0	32.1	28.1	112.2
Developing (2)	23.6	20.3	10.5	54.4
Other Developed (3)	3.7	4.5	3.4	11.6
Total	$262.6	$147.6	$149.6	$559.8

	Nine months ended September 30, 2019
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$549.8	$248.0	$314.6	$1,112.4
Developed Europe (1)	150.4	97.4	82.9	330.7
Developing (2)	68.9	63.2	30.1	162.2
Other Developed (3)	9.0	12.9	10.1	32.0
Total	$778.1	$421.5	$437.7	$1,637.3

	Three months ended September 30, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$179.7	$90.7	$104.1	$374.5
Developed Europe (1)	50.6	42.9	28.5	122.0
Developing (2)	26.0	20.7	11.0	57.7
Other Developed (3)	3.2	3.1	3.4	9.7
Total	$259.5	$157.4	$147.0	$563.9

	Nine months ended September 30, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$530.8	$248.3	$300.7	$1,079.8
Developed Europe (1)	152.6	122.6	84.2	359.4
Developing (2)	77.0	60.7	35.7	173.4
Other Developed (3)	8.8	12.7	11.4	32.9
Total	$769.2	$444.3	$432.0	$1,645.5
(1) Developed Europe includes Western Europe and Eastern Europe included in European Union.
(2) Developing includes China, Eastern Europe not included in European Union, Latin America, Middle East and Southeast Asia.
(3) Other Developed includes Australia and Japan.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

Vertical net sales information was as follows:

	Three months ended September 30, 2019
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$157.8	$55.0	$30.1	$242.9
Commercial & Residential	29.4	47.3	87.2	163.9
Energy	26.5	42.6	13.6	82.7
Infrastructure	48.9	2.7	18.7	70.3
Total	$262.6	$147.6	$149.6	$559.8

	Nine months ended September 30, 2019
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$467.7	$165.7	$86.7	$720.1
Commercial & Residential	78.7	131.7	255.0	465.4
Energy	78.6	117.3	41.8	237.7
Infrastructure	153.1	6.8	54.2	214.1
Total	$778.1	$421.5	$437.7	$1,637.3

	Three months ended September 30, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$161.1	$66.9	$29.3	$257.3
Commercial & Residential	22.8	45.5	85.5	153.8
Energy	24.5	43.7	13.8	82.0
Infrastructure	51.1	1.3	18.4	70.8
Total	$259.5	$157.4	$147.0	$563.9

	Nine months ended September 30, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$475.2	$185.1	$84.5	$744.8
Commercial & Residential	65.0	135.4	248.9	449.3
Energy	79.8	119.8	39.9	239.5
Infrastructure	149.2	4.0	58.7	211.9
Total	$769.2	$444.3	$432.0	$1,645.5

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

3.     Restructuring
During the nine months ended September 30, 2019 and the year ended December 31, 2018, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the nine months ended September 30, 2019 included the reduction in hourly and salaried headcount of approximately 200 employees.
Restructuring related costs included in Selling, general and administrative expense in the Condensed Consolidated and Combined Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended		Nine months ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Severance and related costs	$10.9	$1.3	$14.4	$6.4
Other	0.3	—	1.5	—
Total restructuring costs	$11.2	$1.3	$15.9	$6.4

Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Enclosures	$1.5	$—	$1.6	$1.2
Thermal Management	2.8	0.3	5.6	3.0
Electrical & Fastening Solutions	0.2	—	1.2	1.0
Other	6.7	1.0	7.5	1.2
Total	$11.2	$1.3	$15.9	$6.4

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 30, 2019:

In millions	September 30, 2019
Beginning balance	$3.8
Costs incurred	14.4
Cash payments and other	(8.9)
Ending balance	$9.3

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
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$59.9	$68.2	$177.2	$163.8
Weighted average ordinary shares outstanding
Basic	169.1	179.3	172.3	178.8
Dilutive impact of stock options, restricted stock units and performance share units	1.2	2.2	1.5	2.3
Diluted	170.3	181.5	173.8	181.1
Earnings per ordinary share
Basic earnings per ordinary share	$0.35	$0.38	$1.03	$0.92
Diluted earnings per ordinary share	$0.35	$0.38	$1.02	$0.90
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	2.6	0.9	2.1	0.6

5.    Acquisitions
On August 30, 2019, as part of our Enclosures segment, we completed the acquisition of Eldon Holding AB ("Eldon") for $127.8 million, net of cash acquired. Eldon is an innovative European based manufacturer of enclosures that protect sensitive electrical, electronic and data and telecommunications components. The purchase price was funded primarily through borrowings under our Revolving Credit Facility (as defined in Note 9).

The excess purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $54.2 million, none of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $46.7 million of definite-lived customer relationships with an estimated useful life of 17 years. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation.

Eldon's net sales for the period from the acquisition date to September 30, 2019 were $7.7 million. The pro forma impact of the acquisition is not material.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

6.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2018	Acquisitions/ divestitures	Foreign currency translation/other	September 30, 2019
Enclosures	$272.0	$54.2	$(3.4)	$322.8
Thermal Management	924.1	—	1.0	925.1
Electrical & Fastening Solutions	1,038.2	—	—	1,038.2
Total goodwill	$2,234.3	$54.2	$(2.4)	$2,286.1

Identifiable intangible assets consisted of the following:

	September 30, 2019			December 31, 2018
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,196.1	$(310.5)	$885.6	$1,149.7	$(266.4)	$883.3
Proprietary technology and patents	14.8	(7.0)	7.8	14.8	(6.1)	8.7
Total definite-life intangibles	1,210.9	(317.5)	893.4	1,164.5	(272.5)	892.0
Indefinite-life intangibles
Trade names	281.3	—	281.3	281.3	—	281.3
Total intangibles	$1,492.2	$(317.5)	$1,174.7	$1,445.8	$(272.5)	$1,173.3

Identifiable intangible asset amortization expense was $15.4 million and $15.2 million for the three months ended September 30, 2019 and 2018, respectively, and $45.6 million and $45.8 million for the nine months ended September 30, 2019 and 2018, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2019 and the next five years is as follows:

	Q4
In millions	2019	2020	2021	2022	2023	2024
Estimated amortization expense	$15.8	$63.1	$61.9	$61.8	$61.6	$61.0

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

7.    Supplemental Balance Sheet Information

In millions	September 30, 2019	December 31, 2018
Inventories
Raw materials and supplies	$75.3	$63.1
Work-in-process	28.6	25.3
Finished goods	155.2	139.8
Total inventories	$259.1	$228.2
Other current assets
Contract assets	$65.5	$74.4
Prepaid expenses	39.0	31.7
Prepaid income taxes	15.7	9.1
Other current assets	2.6	3.2
Total other current assets	$122.8	$118.4
Property, plant and equipment, net
Land and land improvements	$40.4	$39.1
Buildings and leasehold improvements	178.6	172.6
Machinery and equipment	430.1	410.8
Construction in progress	18.9	14.6
Total property, plant and equipment	668.0	637.1
Accumulated depreciation and amortization	387.7	372.3
Total property, plant and equipment, net	$280.3	$264.8
Other non-current assets
Deferred compensation plan assets	$16.0	$23.1
Lease right-of-use assets	46.5	—
Other non-current assets	26.1	10.7
Total other non-current assets	$88.6	$33.8
Other current liabilities
Current lease liabilities	$15.4	$—
Dividends payable	29.6	31.0
Accrued rebates	40.5	46.1
Contract liabilities	15.0	13.2
Accrued taxes payable	35.4	27.4
Accrued interest	19.2	23.3
Other current liabilities	55.8	46.0
Total other current liabilities	$210.9	$187.0
Other non-current liabilities
Income taxes payable	$31.5	$41.9
Deferred compensation plan liabilities	16.0	23.1
Non-current lease liabilities	35.3	—
Other non-current liabilities	7.6	7.0
Total other non-current liabilities	$90.4	$72.0

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
Foreign currency contracts
At September 30, 2019 and December 31, 2018, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $250.7 million and $129.0 million, respectively. The impact of these contracts on the Condensed Consolidated and Combined Statements of Income and Comprehensive Income was not material for any period presented.

In August 2019, we designated a cross-currency swap with a gross notional U.S. dollar equivalent amount of $133.9 million as a cash flow hedge to offset foreign currency risk associated with financing the Eldon acquisition. The gross notional U.S. dollar equivalent amount of the cash flow hedge is included in the total amount of foreign currency derivative contracts outstanding as of September 30, 2019, reflected in the preceding paragraph.

Gains or losses on foreign currency contracts designated as hedges are reclassified out of Accumulated Other Comprehensive Loss and into Selling, general and administrative expense in the Condensed Consolidated and Combined Statements of Income and Comprehensive Income when the hedged transactions affect earnings. Such reclassifications during the three and nine months ended September 30, 2019 and 2018 were not material.

Net investment hedge
We have net investments in foreign subsidiaries that are subject to changes in the foreign currency exchange rate. In October 2018, we designated a cross-currency swap with a gross notional U.S. dollar equivalent amount of $69.1 million as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. Gains or losses resulting from the change in fair value of the net investment hedge are included as a component of the cumulative translation adjustment account within Accumulated Other Comprehensive Loss and offset gains and losses on the underlying foreign currency exposures. As of September 30, 2019 and December 31, 2018, the deferred foreign currency activity in Accumulated Other Comprehensive Loss associated with the net investment hedge was not material.

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

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2019		December 31, 2018
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$355.8	$355.8	$147.5	$147.5
Fixed rate debt	800.0	861.2	800.0	793.5
Total debt	$1,155.8	$1,217.0	$947.5	$941.0
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	September 30, 2019
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(0.8)	$—	$(0.8)
Foreign currency contract assets	—	13.0	—	13.0
Deferred compensation plan assets	11.8	4.2	—	16.0
Total recurring fair value measurements	$11.8	$16.4	$—	$28.2

	December 31, 2018
In millions	Level 1	Level 2	Level 3	Total
Recurring fair value measurements
Foreign currency contract liabilities	$—	$(2.6)	$—	$(2.6)
Deferred compensation plan assets	19.1	4.0	—	23.1
Total recurring fair value measurements	$19.1	$1.4	$—	$20.5

9.    Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate as of September 30, 2019	Maturity Year	September 30, 2019	December 31, 2018
Revolving credit facility	3.416%	2023	$216.5	$—
Senior notes - fixed rate	3.950%	2023	300.0	300.0
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Term loan facility	3.432%	2023	138.8	147.5
Other	2.250%	2019	0.5	—
Unamortized debt issuance costs and discounts	N/A	N/A	(5.2)	(5.8)
Total debt			1,150.6	941.7
Less: Current maturities and short-term borrowings			(16.8)	(12.5)
Long-term debt			$1,133.8	$929.2

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

Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. As of September 30, 2019, we had $216.5 million of outstanding borrowings under the Revolving Credit Facility. Total availability under the Revolving Credit Facility was $383.5 million as of September 30, 2019.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of September 30, 2019, we were in compliance with all financial covenants in our debt agreements.
Debt outstanding, excluding unamortized issuance costs and discounts, at September 30, 2019 matures on a calendar year basis as follows:

	Q4
In millions	2019	2020	2021	2022	2023	2024	Thereafter	Total
Contractual debt obligation maturities	$4.3	$17.5	$20.0	$20.0	$594.0	$—	$500.0	$1,155.8

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

10.    Income Taxes
The effective income tax rate for the nine months ended September 30, 2019 was 17.1%, compared to 16.3% for the nine months ended September 30, 2018. The liability for uncertain tax positions was $17.0 million and $16.8 million at September 30, 2019 and December 31, 2018, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated and Combined Statements of Income and Comprehensive Income, which is consistent with our past practices.
11.    Shareholders' Equity
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
During the nine months ended September 30, 2019, we repurchased 9.0 million of our ordinary shares for $232.7 million under the 2018 Authorization. As of September 30, 2019 and December 31, 2018, outstanding share repurchases recorded in Accounts payable were zero and $3.0 million, respectively.
As of September 30, 2019, we have $588.3 million available for share repurchases under the combined 2018 and 2019 Authorizations which total $880.0 million.
Dividends payable
On September 24, 2019, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on November 1, 2019, to shareholders of record at the close of business on October 18, 2019. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $29.6 million and $31.0 million at September 30, 2019 and December 31, 2018, respectively.

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

12.    Segment Information
We evaluate performance based on net sales and segment income (loss) and use a variety of ratios to measure performance of our reporting segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Segment income (loss) represents operating income exclusive of intangible amortization, separation costs, certain acquisition related expenses, costs of restructuring activities, impairments and other unusual non-operating items.
Financial information by reportable segment is as follows:

	Three months ended		Nine months ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales
Enclosures	$262.6	$259.5	$778.1	$769.2
Thermal Management	147.6	157.4	421.5	444.3
Electrical & Fastening Solutions	149.6	147.0	437.7	432.0
Total	$559.8	$563.9	$1,637.3	$1,645.5
Segment income (loss)
Enclosures	$47.6	$47.4	$141.4	$135.9
Thermal Management	38.5	41.9	98.1	105.8
Electrical & Fastening Solutions	41.3	38.9	114.1	111.5
Other	(12.8)	(13.2)	(38.0)	(37.1)
Total	$114.6	$115.0	$315.6	$316.1

The following table presents a reconciliation of segment income to income before income taxes:

	Three months ended		Nine months ended
In millions	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Segment income	$114.6	$115.0	$315.6	$316.1
Intangible amortization	(15.4)	(15.2)	(45.6)	(45.8)
Separation costs	—	(4.8)	—	(39.3)
Acquisition transaction and integration costs	(1.9)	—	(1.9)	—
Net interest expense	(11.6)	(11.7)	(34.0)	(21.6)
Restructuring and other	(11.2)	(1.3)	(17.5)	(6.4)
Other expense	(0.9)	(0.9)	(2.8)	(7.2)
Income before income taxes	$73.6	$81.1	$213.8	$195.8

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

13.Leases
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
During the three and nine months ended September 30, 2019, rent expense was $5.0 million and $14.1 million, respectively, primarily related to operating lease costs. Costs associated with short-term leases, variable rent and subleases were immaterial.
Our leases have remaining lease terms of one to ten years, some of which include options to extend the leases for up to five years. Renewal options that are reasonably certain to be exercised are included in the lease term. The incremental borrowing rate is used in determining the present value of lease payments, unless an implicit rate is specified. Incremental borrowing rates on a collateralized basis are determined based on the economic environment in which leases are denominated and the lease term. The weighted average remaining lease term and weighted average discount rate as of September 30, 2019 were as follows:

September 30, 2019
Weighted average remaining lease term
Operating leases	5 years
Weighted average discount rate
Operating leases	4.1%

Future lease payments under non-cancelable operating leases as of September 30, 2019 were as follows:

In millions
Remainder of 2019	$4.8
2020	16.4
2021	11.0
2022	7.3
2023	4.1
2024	3.3
Thereafter	10.9
Total lease payments	57.8
Less imputed interest	(7.1)
Total reported lease liability	$50.7

As of September 30, 2019, we have no material additional operating leases that have not yet commenced.
Future minimum lease commitments under non-cancelable operating leases based on accounting standards applicable as of December 31, 2018 were as follows:

In millions
2019	$16.2
2020	12.6
2021	8.0
2022	5.6
2023	2.7
Thereafter	9.6
Total	$54.7

nVent Electric plc
Notes to condensed consolidated and combined financial statements (unaudited)

Supplemental cash flow information related to operating leases for the nine months ended September 30, 2019 was as follows:

Nine months ended
In millions	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:	$12.9
Lease right-of-use assets obtained in exchange for new lease liabilities:	12.8

Supplemental balance sheet information related to operating leases was as follows:

In millions	Classification	September 30, 2019	January 1, 2019
Assets
Lease right-of-use assets	Other non-current assets	$46.5	$44.2
Liabilities
Current lease liabilities	Other current liabilities	$15.4	$13.6
Non-current lease liabilities	Other non-current liabilities	35.3	34.8
Total lease liabilities		$50.7	$48.4

14.	Commitments and Contingencies
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of September 30, 2019 and December 31, 2018 was not material.
Stand-by letters of credit, bank guarantees and bonds
In the ordinary course of business, we are required to commit to bonds, letters of credit and bank guarantees that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs. As of September 30, 2019 and December 31, 2018, the outstanding value of bonds, letters of credit and bank guarantees totaled $63.0 million and $75.8 million, respectively.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future," "forecast" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include the ability to realize the anticipated benefits from the separation (as defined below); adverse effects on our business operations or financial results; the ability of our business to operate independently following the separation; changes in tax laws; the impact of the separation on our employees, customers and suppliers; overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions, including the acquisition of Eldon Holding AB ("Eldon"); competition and pricing pressures in the markets we serve, including the impacts of tariffs; the strength of housing and related markets; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and ITEM 1A. of our Annual Report on Form 10-K/A for the year ended December 31, 2018. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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
We operate across three segments: Enclosures, Thermal Management, and Electrical & Fastening Solutions, which represented approximately 47%, 26% and 27% of total revenues during the first nine months of 2019, respectively. We classify our operations into business segments based primarily on types of products offered and markets served:

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
On August 30, 2019, as part of our Enclosures segment, we completed the acquisition of Eldon for $127.8 million, net of cash acquired. Eldon is an innovative European based manufacturer of enclosures that protect sensitive electrical, electronic and data and telecommunications components. The purchase price was funded primarily through borrowings under our Revolving Credit Facility (as defined in Note 9).

Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2018 and the first nine months of 2019 and will likely impact our results in the future:

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

•	During 2018 and the first nine months of 2019, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
In 2019, our operating objectives include the following:

•	Achieving differentiated revenue growth through new products and solutions and market expansion in key developing regions;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Optimizing our technological capabilities to increasingly generate innovative new and connected products and enhance the customer experience; and

•	Focusing on developing global talent in light of our global presence.
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

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS
The consolidated and combined results of operations for the three months ended September 30, 2019 and 2018 were as follows:

	Three months ended
In millions	September 30, 2019	September 30, 2018	$ change	% / point change
Net sales	$559.8	$563.9	$(4.1)	(0.7%)
Cost of goods sold	335.7	334.8	0.9	0.3%
Gross profit	224.1	229.1	(5.0)	(2.2%)
% of net sales	40.0%	40.6%		(0.6	pts)

Selling, general and administrative	126.2	124.1	2.1	1.7%
% of net sales	22.5%	22.0%		0.5	pts
Research and development	11.8	11.3	0.5	4.4%
% of net sales	2.1%	2.0%		0.1	pts

Operating income	86.1	93.7	(7.6)	(8.1%)
% of net sales	15.4%	16.6%		(1.2	pts)

Net interest expense	11.6	11.7	(0.1)	N.M.
Other expense	0.9	0.9	—	N.M.

Income before income taxes	73.6	81.1	(7.5)	(9.2%)
Provision for income taxes	13.7	12.9	0.8	6.2%
Effective tax rate	18.6%	15.9%		2.7	pts
N.M. Not Meaningful

The consolidated and combined results of operations for the nine months ended September 30, 2019 and September 30, 2018 were as follows:

	Nine months ended
In millions	September 30, 2019	September 30, 2018	$ change	% / point change
Net sales	$1,637.3	$1,645.5	$(8.2)	(0.5%)
Cost of goods sold	991.1	988.1	3.0	0.3%
Gross profit	646.2	657.4	(11.2)	(1.7%)
% of net sales	39.5%	40.0%		(0.5	pts)

Selling, general and administrative	359.4	399.1	(39.7)	(9.9%)
% of net sales	22.0%	24.3%		(2.3	pts)
Research and development	36.2	33.7	2.5	7.4%
% of net sales	2.2%	2.0%		0.2	pts

Operating income	250.6	224.6	26.0	11.6%
% of net sales	15.3%	13.6%		1.7	pts

Net interest expense	34.0	21.6	12.4	N.M.
Other expense	2.8	7.2	(4.4)	N.M.

Income before income taxes	213.8	195.8	18.0	9.2%
Provision for income taxes	36.6	32.0	4.6	14.4%
Effective tax rate	17.1%	16.3%		0.8	pts
N.M. Not Meaningful
Net sales
The components of the consolidated and combined net sales change from the prior period were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	over the prior year period	over the prior year period
Volume	(2.6%)	(0.8%)
Price	1.7	1.8
Organic growth	(0.9)	1.0
Acquisition	1.4	0.5
Currency	(1.2)	(2.0)
Total	(0.7%)	(0.5%)
The 0.7 and 0.5 percentage point decreases in net sales in the third quarter and first nine months of 2019 from 2018, respectively, were primarily the result of:

•	unfavorable foreign currency effects; and

•	slowdown in capital spending resulting in organic sales decline of approximately 2.5% contributed from our industrial business in the third quarter of 2019 from 2018.
These decreases were partially offset by:

•
organic sales growth contributions of approximately 1.5% from our commercial & residential business in both the third quarter and first nine months of 2019 from 2018, which includes selective increases in selling prices; and

•	sales of $7.7 million in the third quarter of 2019 as a result of the Eldon acquisition.

Gross profit
The 0.6 and 0.5 percentage point decreases in gross profit as a percentage of net sales in the third quarter and first nine months of 2019 from 2018, respectively was primarily the result of:

•	inflationary increases related to certain raw materials, labor and freight costs; and

•	sales volume decline resulting in decreased leverage on fixed expenses in cost of goods sold.
These decreases was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from our lean and supply management practices.
Selling, general and administrative ("SG&A")
The 0.5 percentage point increase in SG&A expense as a percentage of net sales in the third quarter of 2019 from 2018 was primarily the result of:

•	restructuring costs of $11.2 million in the third quarter of 2019, compared to $1.3 million in the third quarter of 2018;

•	investment in sales and marketing to drive growth; and

•	inflationary increases impacting our labor costs.
This increase was partially offset by:

•	savings generated from restructuring and other lean initiatives; and

•	non-recurring separation related costs of $4.8 million incurred in the third quarter of 2018 to prepare nVent to operate as an independent stand-alone public company.
The 2.3 percentage point decrease in SG&A expense as a percentage of net sales in the first nine months of 2019 from 2018 was primarily the result of:

•	non-recurring separation related costs of $39.3 million incurred in the first nine months of 2018 to prepare nVent to operate as an independent stand-alone public company; and

•	savings generated from restructuring and other lean initiatives.
This decrease was partially offset by:

•	restructuring costs of $17.5 million in the first nine months of 2019, compared to $6.4 million in the first nine months of 2018;

•	investment in sales and marketing to drive growth; and

•	inflationary increases impacting our labor costs.
Provision for income taxes
The 2.7 and 0.8 percentage point increases in the effective tax rate in the third quarter and first nine months of 2019 from 2018, respectively, were primarily the result of:

•	the favorable impact of discrete items that occurred during the third quarter and first nine months of 2018 that did not recur in the corresponding periods in 2019.

On December 20, 2018, the U.S. Treasury issued proposed regulations that, when finalized, would limit the availability of tax benefits we currently claim related to the deductibility of interest (the “Proposed Regulations”). It is anticipated that the Proposed Regulations will be finalized during 2019. As the Proposed Regulations are not yet finalized, the ultimate outcome is not specifically known at this time. If the Proposed Regulations are finalized as written, we expect the changes would result in an increase to our effective tax rate on an annualized basis of approximately 300 basis points. However, we will continue to seek and execute actions that preserve our effective tax rate and we expect those actions will substantially mitigate the impact of the Proposed Regulations. Based on the effective timing of the Proposed Regulations and retrospective impact for the full year 2019 relative to the timing and execution of mitigation actions, we estimate our annual effective tax rate to be between 19 and 20 percent for 2019.

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

Enclosures
The net sales, segment income and segment income as a percentage of net sales for Enclosures were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2019	September 30, 2018	% / point change		September 30, 2019	September 30, 2018	% / point change
Net sales	$262.6	$259.5	1.2%		$778.1	$769.2	1.2%
Segment income	47.6	47.4	0.4%		141.4	135.9	4.0%
% of net sales	18.1%	18.3%	(0.2	pts)	18.2%	17.7%	0.5	pts
Net sales
The components of the change in Enclosures net sales were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	over the prior year period	over the prior year period
Volume	(3.0%)	—%
Price	2.2	1.7
Organic growth	(0.8)	1.7
Acquisition	3.0	1.0
Currency	(1.0)	(1.5)
Total	1.2%	1.2%
The 1.2 percent increases in Enclosures net sales in both the third quarter and first nine months of 2019 from 2018, respectively, were primarily the result of:

•	sales of $7.7 million in the third quarter of 2019 as a result of the Eldon acquisition; and

•
organic sales growth contributions of approximately 1.0% and 1.5% from our commercial & residential business in the third quarter and first nine months of 2019 from 2018, respectively, which includes selective increases in selling prices.

These increases were partially offset by:

•	slowdown in capital spending resulting in organic sales decline of approximately 2.0% contributed from our industrial business in the third quarter of 2019 from 2018; and

•	unfavorable foreign currency effects.

Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	over the prior year period		over the prior year period
Growth/acquisition	(2.6	pts)	(0.6	pts)
Price	1.7		1.4
Currency	0.7		0.3
Net productivity	—		(0.6)
Total	(0.2	pts)	0.5	pts
The 0.2 percentage point decrease in segment income for Enclosures as a percentage of net sales in the third quarter of 2019 from 2018 was primarily the result of:

•	lower sales volume resulting in decreased leverage on fixed expenses; and

•	inflationary increases related to certain raw materials, labor and freight costs.
This decrease was partially offset by:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	savings generated from restructuring and lean initiatives; and

•	favorable foreign currency effects.
The 0.5 percentage point increase in segment income for Enclosures as a percentage of net sales in the first nine months of 2019 from 2018 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from restructuring and lean initiatives.
This increase was partially offset by:

•	inflationary increases related to certain raw materials, labor and freight costs.
Thermal Management
The net sales, segment income and segment income as a percentage of net sales for Thermal Management were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2019	September 30, 2018	% / point change		September 30, 2019	September 30, 2018	% / point change
Net sales	$147.6	$157.4	(6.2%)		$421.5	$444.3	(5.1%)
Segment income	38.5	41.9	(8.1%)		98.1	105.8	(7.3%)
% of net sales	26.1%	26.6%	(0.5	pts)	23.3%	23.8%	(0.5	pts)

Net sales
The components of the change in Thermal Management net sales were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	over the prior year period	over the prior year period
Volume	(5.0%)	(2.6%)
Price	0.5	0.5
Organic growth	(4.5)	(2.1)
Currency	(1.7)	(3.0)
Total	(6.2%)	(5.1%)
The 6.2 and 5.1 percent decreases in Thermal Management net sales in the third quarter and first nine months of 2019 from 2018, respectively, were primarily the result of:

•
slowdown in capital spending resulting in organic sales declines of approximately 7.5% and 3.0% contributed from our industrial business in the third quarter and first nine months of 2019 from 2018, respectively; and

•	unfavorable foreign currency effects.
These decreases were partially offset by:

•	organic sales growth contribution of approximately 2.0% from our commercial & residential business in the third quarter of 2019 from 2018, which includes selective increases in selling prices; and

•	organic sales growth in the after-market repair and maintenance component of our industrial business in the first nine months of 2019 from 2018.
Segment income
The components of the change in Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	over the prior year period		over the prior year period
Growth	(2.9	pts)	(1.8	pts)
Price	0.4		0.4
Currency	(0.2)		—
Net productivity	2.2		0.9
Total	(0.5	pts)	(0.5	pts)
The 0.5 percentage point decreases in segment income for Thermal Management as a percentage of net sales in the third quarter and first nine months of 2019 from 2018, respectively, were primarily the result of:

•	lower sales volume resulting in decreased leverage on fixed expenses;

•	inflationary increases related to certain raw materials, labor and freight costs; and

•	impact of unfavorable product mix.
These decreases were partially offset by:

•	savings generated from restructuring and lean initiatives; and

•	selective increases in selling prices to mitigate inflationary cost increases.

Electrical & Fastening Solutions
The net sales, segment income and segment income as a percentage of net sales for Electrical & Fastening Solutions were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2019	September 30, 2018	% / point change		September 30, 2019	September 30, 2018	% / point change
Net sales	$149.6	$147.0	1.8%		$437.7	$432.0	1.3%
Segment income	41.3	38.9	6.2%		114.1	111.5	2.3%
% of net sales	27.6%	26.5%	1.1	pts	26.1%	25.8%	0.3	pts
Net sales
The components of the change in Electrical & Fastening Solutions net sales from the prior period were as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
	over the prior year period	over the prior year period
Volume	0.9%	(0.4%)
Price	2.0	3.4
Organic growth	2.9	3.0
Currency	(1.1)	(1.7)
Total	1.8%	1.3%
The 1.8 and 1.3 percent increases in Electrical & Fastening Solutions net sales in the third quarter and first nine months of 2019 from 2018, respectively, were primarily the result of:

•
organic sales growth contributions of approximately 1.5% and 2.0% from our commercial & residential business in the third quarter and first nine months of 2019 from 2018, respectively, and approximately 1.0% from our industrial business in both the third quarter and first nine months of 2019 from 2018, which includes selective increases in selling prices.

These increases were partially offset by:

•	unfavorable foreign currency effects.
Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2019		Nine months ended September 30, 2019
	over the prior year period		over the prior year period
Growth	0.2	pts	0.2	pts
Price	1.4		2.4
Currency	0.4		0.2
Net productivity	(0.9)		(2.5)
Total	1.1	pts	0.3	pts
The 1.1 percentage point increase in segment income for Electrical & Fastening Solutions as a percentage of net sales in the third quarter of 2019 from 2018 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases;

•	savings generated from our lean and supply management practices; and

•	higher sales volume resulting in increased leverage on fixed expenses.
This increase was partially offset by:

•	inflationary increases related to certain raw materials, labor and freight costs.

The 0.3 percentage point increase in segment income for Electrical & Fastening Solutions as a percentage of net sales in the first nine months of 2019 from 2018 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases.
This increase was partially offset by:

•	inflationary increases related to certain raw materials, labor and freight costs.
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
Operating activities
Net cash provided by operating activities was $157.5 million in the first nine months of 2019, compared to cash provided by operating activities of $182.6 million in the first nine months of 2018. Net cash provided by operating activities in the first nine months of 2019 primarily reflects net income of $248.9 million, net of non-cash depreciation and amortization, offset by a negative impact of $98.8 million as a result of increases in net working capital.
Investing activities
Net cash used for investing activities was $150.7 million in the first nine months of 2019, compared to $28.2 million in the first nine months of 2018. Net cash used for investing activities in the first nine months of 2019 primarily reflects capital expenditures of $29.0 million and cash paid for the Eldon acquisition of $127.8 million, net of cash acquired. Net cash used for investing activities in the first nine months of 2018 relates primarily to capital expenditures of $28.5 million.
Financing activities
For periods prior to the separation, transfers of cash, both to and from the former Parent’s centralized cash management system are reflected as a financing activity on the Condensed Consolidated and Combined Statements of Cash Flows.
Net cash used for financing activities of $114.7 million in the first nine months of 2019 primarily relates to share repurchases of $235.7 million and dividends paid of $91.1 million, offset by net receipts of revolving long-term debt of $216.5 million.
Net cash used for financing activities in the first nine months of 2018 primarily relates to $1.0 billion of proceeds from long-term debt described further below, offset by $993.6 million of cash provided to the former Parent in connection with the separation. Additionally, we repaid $50.0 million of outstanding principal on the Term Loan Facility (as defined below) and paid $31.4 million of dividends during the first nine months of 2018.
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
Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. As of September 30, 2019, we had $216.5 million of outstanding borrowings under the Revolving Credit Facility. Total availability under the Revolving Credit Facility was $383.5 million as of September 30, 2019.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of September 30, 2019, we were in compliance with all financial covenants in our debt agreements.
As of September 30, 2019, we have $13.9 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
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
During the nine months ended September 30, 2019, we repurchased 9.0 million of our ordinary shares for $232.7 million under the 2018 Authorization. As of September 30, 2019 and December 31, 2018, outstanding share repurchases recorded in Accounts payable were zero and $3.0 million, respectively.
As of September 30, 2019, we had $588.3 million available for share repurchases under the combined 2018 and 2019 Authorizations which total $880.0 million.

Dividends
We paid dividends in the first nine months of 2019 of $91.1 million, or $0.525 per ordinary share.
On September 24, 2019, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on November 1, 2019 to shareholders of record at the close of business on October 18, 2019. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $29.6 million and $31.0 million at September 30, 2019 and December 31, 2018, respectively.
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

	Nine months ended
In millions	September 30, 2019	September 30, 2018
Net cash provided by (used for) operating activities	$157.5	$182.6
Capital expenditures	(29.0)	(28.5)
Proceeds from sale of property and equipment	6.1	2.3
Free cash flow	$134.6	$156.4
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2019. For additional information, refer to our 2018 Annual Report on Form 10-K/A for the year ended December 31, 2018.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2019 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2019:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 27, 2019	2,092	$24.87	—	$588,307,762
July 28 - August 24, 2019	819	24.17	—	588,307,762
August 25 - September 30, 2019	8,749	22.14	—	588,307,762
Total	11,660		—

(a)
The purchases in this column include shares repurchased as part of our publicly announced plans and shares deemed surrendered to us by participants in the nVent Electric plc 2018 Omnibus Incentive Plan (the "2018 Plan") and earlier Pentair stock incentive plans that are now outstanding under the 2018 Plan (collectively the "Plans") to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options, vesting of restricted shares and vesting of performance shares.

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

(d)
On July 23, 2018, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2018 Authorization"). On February 19, 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million (the "2019 Authorization"). The 2018 and 2019 Authorizations expire on July 23, 2021. As of September 30, 2019, we have $588.3 million available for share repurchases under the combined 2018 and 2019 Authorizations.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index to Form 10-Q for the Period Ended September 30, 2019

10.1
Form of Key Executive Employment and Severance Agreement for Elizabeth C. Noonan and Sara E. Zawoyski [Incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)].

10.2	Separation Agreement and Release, by and between Stacy P. McMahan and nVent Management Company.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated and Combined Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, (iii) the Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, (iv) the Condensed Consolidated and Combined Statements of Changes in Equity for the three and nine months ended September 30, 2019 and 2018, and (v) Notes to Condensed Consolidated and Combined Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2019.

nVent Electric plc
Registrant

By	/s/ Stacy P. McMahan
Stacy P. McMahan
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President and Chief Accounting Officer