Form 10-K
period 2019-12-31
nVent Electric plc
filed 2020-02-25
CIK 1720635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38265
nVent Electric plc

(Exact name of Registrant as specified in its charter)

Ireland	98-1391970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $24.79 per share as reported on the New York Stock Exchange on June 28, 2019 (the last business day of Registrant's most recently completed second quarter): $4,146,966,237.
The number of shares outstanding of Registrant's only class of common stock on December 31, 2019 was 169,492,538.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its annual general meeting to be held on May 15, 2020, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

nVent Electric plc
Annual Report on Form 10-K
For the Year Ended December 31, 2019

PART I

ITEM 1.    BUSINESS
GENERAL
nVent Electric plc is a leading global provider of electrical connection and protection solutions. We believe our inventive electrical solutions enable safer systems and ensure a more secure world. We design, manufacture, market, install, and service high performance products and solutions that connect and protect some of the world’s most sensitive equipment, buildings, and critical processes. We offer a comprehensive range of enclosures, electrical fastening solutions, and thermal management solutions across industry-leading brands that are recognized globally for quality, reliability, and innovation.

Our broad range of products and solutions connect and protect our customers’ mission-critical equipment from hazardous conditions, improving their utilization, lowering costs, and minimizing downtime. The cost of our products typically represents a small proportion of the total cost of our customers’ end systems. We also are a small cost relative to the potential cost of failure that our products help avoid. We have a portfolio of premier, industry-leading brands, including nVent CADDY, ERICO, HOFFMAN, RAYCHEM, SCHROFF, and TRACER, some of which have a history spanning over 100 years, that cover a wide range of verticals, including Industrial, Commercial & Residential, Energy, and Infrastructure.

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

Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the "U.K.") and have our tax residency in the U.K.

Our roots within Pentair trace back to the acquisition of Federal-Hoffman Corporation in 1988, which included the nVent HOFFMAN enclosures brand. From that starting point, we have grown both organically and via acquisition. Our Enclosures business first applied lean principles within the organization in the 1990s, leveraging its culture of customer service and operational excellence. In 2012, Pentair merged with Tyco International Ltd.’s Flow Control division, which included our Thermal Management business and the nVent RAYCHEM brand, a global leader in heat tracing solutions. In 2015, Pentair acquired ERICO Global Company, a leading global manufacturer of superior engineered electrical and fastening products, which operates as our Electrical & Fastening Solutions business, broadening our product offering and enabling us to provide additional global solutions to our combined customers.

We aim to continue our journey as a “One nVent” organization, with unified focus on commercial excellence, digital transformation, scaled and integrated technology, including Internet of Things (“IoT”), and global presence and capabilities. As we scale our capabilities under our umbrella brand of nVent, we expect to expand our products and solutions and to continue to differentiate our company by creating solutions that solve problems for our customers.

Our Spark management system defines how we operate. The five elements of Spark are People, Growth, Lean, Digital and Velocity. Together, they provide the mindset and operating system to propel the success of our new company. Spark supports the high performance culture we are building at nVent.

•	People are at the core of Spark, positively impacting our business and growing their careers.

•	Growth is the foundation of Spark, driving shareholder, customer and employee value.

•	Lean is the relentless pursuit of eliminating waste and increasing velocity.

•	Digital transforms our products and how we do business, improving both customer and employee experiences.

•	Velocity is increasing speed in all we do for each other and our customers.

BUSINESS AND PRODUCTS
We operate across three segments: Enclosures, Thermal Management, and Electrical & Fastening Solutions. The following is a brief description of each of the Company's reportable segments and business activities.

Enclosures
Our Enclosures business provides innovative solutions to connect and protect critical electronics, communication, control, and power equipment. We are a leader in the enclosures sector, and our key brands, nVent HOFFMAN and SCHROFF, have a long history of solving customers’ problems by providing high quality solutions.

nVent HOFFMAN provides trusted enclosure solutions for challenging operating environments and is one of the largest brands of enclosures in North America and a leader globally. The offerings connect and protect through reliable solutions that protect, power and cool equipment used by panel builders, original equipment manufacturers and directly by other end-users, including customized products for hazardous environments. The nVent HOFFMAN brand is over 70 years old and is recognized for delivering superior building, testing, certification and overall product quality. nVent HOFFMAN’s product customization and global footprint, along with reputation, have helped it garner long-standing relationships with many of the world’s largest industrial companies.

nVent SCHROFF provides highly-customized and technologically-advanced enclosures. These products connect and protect mission-critical electronics and communications equipment by providing a wide range of innovative standard products and customized solutions. nVent SCHROFF’s innovation is demonstrated by its constant flow of new product designs, including a focus on smart products capable of providing connectivity and remote management. The nVent SCHROFF brand is a leader due to its product flexibility and customer-first focus.

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

For Industrial and Energy, we provide industrial heat-tracing and wiring, control and monitoring, sensing, engineering, and construction services under industry leading nVent RAYCHEM and TRACER brands, primarily serving the energy and power industries. Products and solutions include heat tracing for freeze protection and process temperature maintenance, temperature control and monitoring systems, heat-traced tubing bundles, instrument winterization, and tank heating systems. For Commercial and Infrastructure, we provide products and services primarily under our nVent RAYCHEM brand. Applications include pipe freeze protection, roof and gutter de-icing, surface snow melting, hot water temperature maintenance, floor heating, and freeze and frost prevention for hospitals, sports venues, hotels, commercial offices, and education facilities.

Electrical & Fastening Solutions
Our Electrical & Fastening Solutions business provides fastening solutions that connect and protect electrical and mechanical systems and civil structures.

We are a global leader in fastening solutions with spring steel and specialty metal fixings and reinforced steel connections, and our products are primarily marketed under the nVent CADDY brand. Our products reduce total installed cost by ease of installation, provide design flexibility and increase structural integrity in electrical and mechanical fastening applications through inventive products and solutions and customer intimacy. These products are targeted towards Commercial and Industrial verticals with applications in fire & seismic, data & telecommunications, electrical fastening, and heating, ventilation & air conditioning. These products are primarily used by electricians, telecommunications installers, and roof top contractors.

We are also a global leader in bonding, grounding, lightning protection, and low voltage power distribution products and solutions. These products are primarily marketed under the nVent ERICO brand. We offer a comprehensive range of facility electrical connection and protection solutions to protect against electrical transients to improve safety and reliability of electrical systems. Our products reduce total cost of ownership and provide design flexibility by offering maintenance free and reliable products and global end-user application expertise and intimacy. These products and solutions are primarily used by electricians, panel builders, energy contractors, and lightning protection installers.

Competition
We believe that we are a global leader in each of our segments. Given the range of products and services we offer, we encounter a wide variety of competitors, including large, global competitors, established regional competitors, and niche competitors in select regions. We face increased competition in a number of our verticals as a result of new local competitors who compete on price and increased consolidation in specific segments. The Thermal Management segment serves industries and verticals that are highly fragmented, and competes with global and local suppliers. The Electrical & Fastening Solutions segment serves industries and verticals that are relatively fragmented, with a small number of large competitors and a large number of smaller competitors. Competition for our Thermal Management and Electrical & Fastening Solutions segments focuses on product performance, quality, and service.

Our success depends on a variety of factors, including technical expertise, reputation for quality and reliability, timeliness of delivery, previous installation history, contractual terms, and price. As many of our products sell through electrical distributors, data center contractors, original equipment manufacturers, and maintenance contractors, our success also depends on building and partnering with a strong channel and distribution network.

Seasonality
We generally experience increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere and increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere.

Backlog of Orders by Segment

	December 31
In millions	2019	2018	$ change	% change
Enclosures	$114.3	$138.6	$(24.3)	(17.5%)
Thermal Management	156.7	118.6	38.1	32.1
Electrical & Fastening Solutions	28.8	22.5	6.3	28.0
Total	$299.8	$279.7	$20.1	7.2%

A substantial portion of our revenues result from orders received and products delivered in the same month. Our backlog typically has a short manufacturing cycle and products generally ship within 90 days of the date on which a customer places an order. However, a portion of our backlog, particularly from orders for major capital projects, can take more than one year depending on the size and type of order. We record as part of our backlog all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. We expect the majority of our backlog at December 31, 2019 will be shipped in 2020. Despite the favorable long-term outlook for our end-markets, we experience volatility in the level of our backlog depending on the end-market and may continue to do so over the medium and longer term.

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
Employees
As of December 31, 2019, we employed approximately 9,500 people worldwide.
Captive insurance subsidiary
We insure certain general and product liability, property, workers' compensation and automobile liability risks through our regulated wholly-owned captive insurance subsidiary, Tonka Bay Insurance Company ("Tonka Bay"). Reserves for policy claims are established based on actuarial projections of ultimate losses. Accruals are established with respect to liabilities insured by third parties, such as liabilities arising from acquired businesses, pre-Tonka Bay liabilities and those of certain non-U.S. operations.
Matters pertaining to Tonka Bay are discussed in ITEM 3, included in this Form 10-K.
Available information
We make available free of charge (other than an investor's own Internet access charges) through our Internet website (http://www.nvent.com) our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). Reports of beneficial ownership filed by our directors and executive officers pursuant to Section 16(a) of the Exchange Act are also available on our website. We are not including the information contained on our website as part of, or incorporating it by reference into, this Annual Report on Form 10-K.
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
Sales outside of the U.S. for the year ended December 31, 2019 accounted for approximately 40% of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar-reported revenue and income will effectively be decreased to the extent of the change in currency valuations and vice-versa. For the year ended December 31, 2019, foreign currency translations had a 1.6% negative impact on our net sales. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue and income in future periods.

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
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of December 31, 2019 was $299.8 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers’ delivery schedules, are beyond our control. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Sales outside of the U.S. for the year ended December 31, 2019 accounted for approximately 40% of our net sales. Further, our business obtains some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:

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

Violations of the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws outside the U.S. or international trade compliance regulations could have a material adverse effect on us.
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
Further, our global operations require importing and exporting goods and technology across international borders on a regular basis. Certain of the products we manufacture are “dual use” products, which are products that may have both civil and military applications, or may otherwise be involved in weapons proliferation, and are often subject to more stringent export controls. From time to time, we may obtain or receive information alleging improper activity in connection with imports or exports.

Our policies mandate strict compliance with applicable laws and regulations, including those pertaining to anti-corruption, anti-bribery and trade. However, even when we are in strict compliance with law and our policies, we may suffer reputational damage if certain of our products are sold through various intermediaries to entities operating in sanctioned countries. We cannot assure that our internal control policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. In the event that we believe or have reason to believe that our employees or agents have or may have violated applicable laws, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violations of these laws may require self-disclosure to governmental agencies and result in criminal or civil sanctions, which could disrupt our business, cause denial of import or export privileges, and result in a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

Catastrophic and other events beyond our control may disrupt operations at our manufacturing facilities and those of our suppliers, which could cause us to be unable to meet customer demands or increase our costs or reduce customer spending.
If operations at any of our manufacturing facilities or those of our suppliers were to be disrupted as a result of significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, adverse weather conditions, labor disputes, public health epidemics or other catastrophic events or events outside of our control, we may be unable to fill customer orders and otherwise meet customer demand for our products. In addition, these types of events may negatively impact consumer, commercial and industrial spending in impacted regions or, depending on the severity, globally. As a result, any of such events could have a material adverse effect our business, financial condition, results of operations and cash flows. Interruptions in production, in particular at our manufacturing facilities, could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could have a material adverse effect our business, financial condition, results of operations and cash flows.

We may experience material cost and other inflation.
In the past, we have experienced material cost and other inflation in a number of our businesses. We strive for productivity improvements and implement increases in selling prices to help mitigate cost increases in raw materials, freight, energy, wage and other costs such as pension, health care and insurance. We continue to implement operational initiatives, including commodity price lock strategies, in order to mitigate the impact of this inflation and continuously reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Changes in U.S. and foreign government administrative policy, including changes to existing trade agreements and U.S government sanctions, could have a material adverse effect on us.
As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, significant increases in tariffs on goods imported into the U.S. particularly tariffs on products manufactured in China, Canada and Mexico, among other possible changes.

In addition, from time to time, the U.S. government has imposed sanctions restricting U.S. companies from conducting business with specified non-U.S. individuals and companies. In particular, the U.S. government has imposed sanctions through several executive orders and legislation restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. While we believe that the executive orders currently do not preclude us from conducting business with our current customers or vendors in Russia, the sanctions imposed by the U.S. government may be expanded in the future to restrict us from engaging with them. If we are unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia or Ukraine, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of our reporting unit to its respective carrying values on its balance sheets. As of December 31, 2019, our goodwill and intangible assets were $3.4 billion and represented 74% of our total assets. Changes in economic and operating conditions impacting the assumptions used in our impairment tests could result in future goodwill and intangible asset impairment charges.

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
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Environmental Protection Agency ("EPA") has published findings that emissions of carbon dioxide, methane, and other greenhouse gases ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. Based on these findings, the EPA has implemented regulations that require reporting of GHG emissions, or that limit emissions of GHGs from certain mobile or stationary sources. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap-and-trade programs. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and/or the Paris Accord, and these and other existing international initiatives or those under consideration could affect our international operations. To the extent our customers, particularly our energy and industrial customers, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs incurred by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows.

Increased information technology security threats and computer crime pose a risk to our systems, networks, products and services, and we are exposed to potential regulatory, financial and reputational risks relating to the protection of our data.
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. Additionally, we collect and store data that is sensitive to us and our employees, customers, distributors and suppliers. As our business increasingly interfaces with employees, customers, distributors and suppliers using information technology systems and networks, we are subject to an increased risk to the secure operation of these systems and networks and to additional laws and regulatory requirements regarding data privacy, including the European Union General Data Protection Regulation. The secure operation of these information technology systems and networks, and the processing and maintenance of this data is critical to our business operations and strategy. Information technology security threats are increasing in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain and pose a risk of theft to our assets. Establishing systems and processes to address these threats and changes in legal requirements relating to data collection and storage may increase our costs. We have experienced data breaches, and, although we have determined such data breaches to be immaterial and such data breaches have not had a material adverse effect on our financial condition, results of operations or cash flows, there can be no assurance of similar results in the future. Should future attacks succeed in the theft of assets, exporting sensitive data or financial information or controlling sensitive systems or networks, it could expose us and our employees, customers, distributors and suppliers to the theft of assets, misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions, and breach of privacy, which may require notification under data privacy and other applicable laws. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such breaches in security could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further data protection measures.

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
We cannot predict the prices at which nVent ordinary shares may trade. The market price of nVent ordinary shares may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•	actual or anticipated fluctuations in our results of operations due to factors related to our business;

•	success or failure of our business strategy;

•	our quarterly or annual earnings, or those of other companies in our industry;

•	our ability to obtain third-party financing as needed;

•	announcements by us or our competitors of significant acquisitions or dispositions;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	changes in earnings estimates by us or securities analysts or our ability to meet those estimates;

•	the operating and share price performance of other comparable companies;

•	investors' perceptions of us;

•	natural or other environmental disasters that investors believe may affect us;

•	overall market fluctuations;

•	results from any material litigation, including government investigations or environmental liabilities;

•	changes in laws and regulations affecting our business; and

•	general economic conditions and other external factors.

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
In connection with the separation, we entered into a separation and distribution agreement and various other agreements, including a tax matters agreement, a transition services agreement and an employee matters agreement with Pentair. The separation and distribution agreement with Pentair contains, among other things, provisions governing the relationship between us and Pentair with respect to and resulting from the separation. Among other things, the separation agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to its business activities, whether incurred prior to or after the separation. We may be subject to substantial liabilities under these indemnifications.

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
In the normal course of our business, we may access credit markets for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of shares, capital expenditures and investments in our subsidiaries. Although we expect to have sufficient liquidity to meet our foreseeable needs, our access to and the cost of capital could be negatively impacted by disruptions in the credit markets, which have occurred in the past and made financing terms for borrowers unattractive or unavailable. These factors may make it more difficult or expensive for us to access credit markets if the need arises. In addition, these factors may make it more difficult for our suppliers to meet demand for their products or for prospective customers to commence new projects, as customers and suppliers may experience increased costs of debt financing or difficulties in obtaining debt financing. Disruptions in the financial markets in the past have had adverse effects on other areas of the economy and have led to a slowdown in general economic activity that may adversely affect our businesses. One or more of these factors could adversely affect our business, financial condition, results of operations and cash flows.

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

Our indebtedness, and any future increase in debt or raising of additional capital, could affect our financial condition, and may decrease our profitability.
As of December 31, 2019, we had $1.1 billion of total debt outstanding. If we are not able to repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.

Further, we may increase our debt or raise additional capital in the future, subject to restrictions in our debt agreements. If our cash flow from operations is less than we anticipate, if our cash requirements are more than we expect, or if we intend to finance acquisitions, we may require more financing. However, debt or equity financing may not be available to us on acceptable terms, if at all. If we incur additional debt or raise equity through the issuance of additional capital shares, the terms of the debt or capital shares issued may give the holders rights, preferences and privileges senior to those of holders of our ordinary shares, particularly in the event of liquidation. The terms of the debt may also impose additional and more stringent restrictions on our operations than we currently have. If we raise funds through the issuance of additional equity, the percentage ownership of existing shareholders in our company would decline. If we are unable to raise additional capital when needed, our financial condition could be adversely affected. Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively impact our access to the debt capital markets and increase the costs we incur to borrow funds. If ratings for our debt are downgraded, our access to the debt capital markets may become restricted. Additionally, our credit agreements generally include an increase in interest rates if the ratings for our debt are downgraded.

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
We are incorporated in Ireland and we are an Irish tax resident under Irish domestic law unless we are regarded as being resident elsewhere (and not Ireland) under the terms of a double tax treaty. Under domestic U.K. law, a company that is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes unless it is treated as resident in another jurisdiction pursuant to any appropriate double tax treaty with the U.K. Other jurisdictions may also seek to assert taxing jurisdiction over us.

Effective for tax periods beginning on or after November 1, 2019, where a company is treated as tax resident under the domestic laws of both the U.K. and Ireland, the Double Tax Convention between the U.K. and Ireland (the “Convention”) signed on June 2, 1976, and as modified by paragraph 1 of Article 4 of the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the “Multilateral Instrument” or “MLI”) provides that the residence of a dual-resident entity should be determined by way of mutual agreement between the Irish Revenue Commissioners and Her Majesty’s Revenue Commissioners. The tie-breaker test provides that, in cases of dual residence, the competent authorities of the two states shall determine by mutual agreement the territory of which the person shall be deemed to be resident for purposes of the Convention.

Our application under the Mutual Agreement Procedure provided for in Article 24 of the Convention (as amended pursuant to the MLI) seeking confirmation that we will continue to be tax resident solely in the U.K. was approved by the competent authorities of the U.K. and Ireland effective December 31, 2019.

It is possible that in the future, whether as a result of a change in law or the practice of any relevant tax authority or as a result of any change in the conduct of our affairs, we could become, or be regarded as having become, resident in a jurisdiction other than the U.K. If we cease to be resident in the U.K. and become resident in another jurisdiction, we may be subject to U.K. exit charges, and could become liable for additional tax charges in the other jurisdiction (including dividend withholding taxes or corporate income tax charges). If we were to be treated as resident in more than one jurisdiction, we could be subject to taxation in multiple jurisdictions. If, for example, we were considered to be a tax resident of Ireland, we could become liable for Irish corporation tax and any dividends paid by us could be subject to Irish dividend withholding tax.

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
Irish capital acquisitions tax (“CAT”) could apply to a gift or inheritance of nVent ordinary shares irrespective of the place of residence, ordinary residence or domicile of the parties. This is because nVent ordinary shares will be regarded as property situated in Ireland. The person who receives the gift or inheritance has primary liability for CAT. Gifts and inheritances passing between spouses are exempt from CAT. Children have a tax-free threshold which Irish Revenue typically updates annually in respect of taxable gifts or inheritances received from their parents.
ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.

ITEM 2.  PROPERTIES
Our principal office is located in leased premises in London, United Kingdom, and our management office in the United States is located in leased premises in Minneapolis, Minnesota.
Our operations are conducted in facilities throughout the world. These facilities house manufacturing and distribution operations, as well as sales and marketing, engineering and administrative offices. The following is a summary of our principal properties, including manufacturing, distribution, sales offices, and services centers:

	Number of Facilities
	Manufacturing Plants in the U.S.	Manufacturing Plants Outside the U.S.	Sales Offices	Distribution Facilities	Service Centers
Enclosures	3	11 located in 9 other countries	22	13	—
Thermal Management	1	3 located in 2 other countries	34	10	2
Electrical & Fastening Solutions	4	2 located in 2 other countries	3	6	—
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

Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of December 31, 2019, our recorded reserves for environmental matters were not material. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

Product liability claims
We are subject to various product liability lawsuits and personal injury claims. A substantial number of lawsuits and claims incurred prior to the effective date of the separation on April 30, 2018 are insured and accrued for by the former Parent’s captive insurance subsidiary. Lawsuits and claims incurred after the separation are insured and accrued for by Tonka Bay, a captive insurance subsidiary of nVent. For all other claims, accruals covering the claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available. We have not experienced significant unfavorable trends in either the severity or frequency of product liability lawsuits or personal injury claims.
ITEM 4.  MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following table sets forth information as of December 31, 2019 regarding current executive officers of nVent Electric plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Beth A. Wozniak	55
Chief Executive Officer since 2018; Ms. Wozniak was the President of Pentair’s Electrical segment during 2017. Ms. Wozniak previously served as President of Pentair’s Flow & Filtration Solutions Global Business Unit from 2015 – 2016. Ms. Wozniak was President of the Environmental and Combustion Controls unit of Honeywell International Inc. (a software-industrial company) from 2011 – 2015 and President of the Sensing and Controls Unit of Honeywell International Inc. from 2006 – 2011, and she held various leadership positions at Honeywell International Inc. and its predecessor AlliedSignal Inc. from 1990 – 2006.

Sara E. Zawoyski	45
Executive Vice President and Chief Financial Officer since 2019; Ms. Zawoyski was the Senior Vice President Finance and Treasurer of the Company from 2018 – 2019. Ms. Zawoyski previously served in the following roles at Pentair and its predecessors: Chief Financial Officer, Electrical Segment from 2017 – 2018, Chief Financial Officer, Flow and Filtration Solutions from 2015 – 2017, Chief Financial Officer Flow Technologies from 2014 – 2015, Chief Financial Officer, Equipment Protection from 2012 – 2014, and Vice President Investor Relations from 2010 – 2012. Ms. Zawoyski also previously held various investor relations and managerial finance leadership positions at PepsiAmericas from 2002 – 2010 and various positions in the audit practice of PricewaterhouseCoopers LLP from 1996 – 2002.

Jon D. Lammers	55
Executive Vice President, General Counsel and Secretary since 2018; Mr. Lammers served as Pentair's General Counsel, Electrical from 2017-2018 and was an attorney at Foulston Siefkin LLP (a Kansas-based law firm) from 2016 – 2017. Mr. Lammers previously served as Senior Vice President, General Counsel and Secretary of Spirit Aerosystems Holdings, Inc. (a designer and manufacturer of aerostructures) from 2012 – 2016. He held various senior legal roles, including Deputy North American General Counsel and Asia Pacific General Counsel with Cargill Inc. from 1997 – 2012. Prior to his corporate experience, Mr. Lammers practiced law at Oppenheimer, Wolff & Donnelly (n/k/a Fox Rothschild LLP) from 1993 – 1997 and Paul Hastings LLP from 1991 – 1993.

Elizabeth C. Noonan	60
Executive Vice President, Chief Growth Officer since 2019; Ms. Noonan was the Chief Marketing Officer at Cree Inc. (a publicly traded manufacturer in the global lighting industry) from 2014 – 2019. Ms. Noonan previously held various leadership roles, including Chief Marketing Officer, with Panasonic Corporation North America from 2011 – 2014 and the Eastman Kodak Company from 1986 – 2011.

Lynnette R. Heath	52
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

Aravind Padmanabhan	51
Executive Vice President and Chief Technology Officer since 2019; Mr. Padmanabhan was the Vice President and Chief Technology Officer of the Honeywell Connected Worker unit of Honeywell International Inc. (a software-industrial company) from 2018 – 2019, and served as Acting Chief Architect of the Honeywell Sentience Platform in 2018. Mr. Padmanabhan previously served as Vice President and Chief Technology Officer of the Home & Building Technologies unit of Honeywell International Inc. from 2016 – 2018 and the Environmental & Energy Solutions unit of Honeywell International Inc. from 2013 – 2016. Mr. Padmanabhan also previously held various other technology and engineering leadership positions at Honeywell International Inc. from 1997 – 2013.

Randolph A. Wacker	55
Senior Vice President and Chief Accounting Officer since 2018 and Treasurer since 2019; Mr. Wacker was the Assistant Corporate Controller of Pentair and served in that role from 2005-2017. Mr. Wacker served as the U.S. Controller of Computer Network Technologies from 2004 – 2005. He served over 10 years in corporate controlling and external reporting roles in various public companies. Mr. Wacker also served as an accountant with the public accounting firm Larson, Allen, Weishair & Co., LLP (n/k/a CliftonLarsonAllen) from 1988 – 1993.

Joseph A. Ruzynski	44
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

Michael B. Faulconer	50
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

Robert J. van der Kolk	51
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares are listed for trading on the New York Stock Exchange and trade under the symbol "NVT." As of December 31, 2019, there were 14,596 shareholders of record.

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

The following graph sets forth the cumulative total shareholder return on our ordinary shares from the date of the separation of nVent from Pentair, assuming the investment of $100 on April 30, 2018 and the reinvestment of all dividends since that date to December 31, 2019. The graph also contains for comparison purposes the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrials Index, assuming the same investment level and reinvestment of dividends. By virtue of our market capitalization, we are a component of the S&P Mid Cap 400 Index. On the basis of our size and diversity of businesses, we believe the S&P Mid Cap 400 Industrials Index is an appropriate published industry index for comparison purposes.

	Base Period 2018	INDEXED RETURNS Quarters ended
Company / Index	April 30	Q2 2018	Q3 2018	Q4 2018	Q1 2019	Q2 2019	Q3 2019	Q4 2019
nVent Electric plc	100	113.57	123.69	102.99	121.05	111.92	100.22	117.30
S&P Mid Cap 400 Index	100	104.23	107.86	88.82	101.27	103.90	103.37	110.18
S&P Mid Cap 400 Industrials Index	100	103.07	111.08	90.13	104.15	111.18	110.07	118.98

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2019:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 27, 2019	2,410	$20.11	—	$588,307,762
October 28 – November 24, 2019	648	20.36	—	588,307,762
November 25 – December 31, 2019	226	25.10	—	588,307,762
Total	3,284		—

(a)
The purchases in this column includes shares repurchased as part of our publicly announced plans and shares deemed surrendered to us by participants in the nVent Electric plc 2018 Omnibus Incentive Plan (the "2018 Plan") and earlier Pentair stock incentive plans that are now outstanding under the 2018 Plan (collectively the "Plans") to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options, vesting of restricted shares and vesting of performance shares.

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

(d)
In July 2018, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2018 Authorization"). In February 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million (the "2019 Authorization"). The 2018 and 2019 Authorizations expire on July 23, 2021. As of December 31, 2019, we had $588.3 million available for repurchases under the combined 2018 and 2019 Authorizations.

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

For periods ended December 31, 2015 through 2017, and for the first four months of the year ended December 31, 2018, certain expenses of Pentair were allocated to nVent for certain support functions that were provided on a centralized basis prior to the separation from Pentair on April 30, 2018. As a result, the financial information included below may not necessarily reflect what nVent's financial position, results of operations and cash flows would have been had it been a stand-alone company during the periods presented.

	Years ended December 31
In millions, except per-share data	2019	2018	2017	2016	2015
Consolidated and combined statements of operations and comprehensive income data
Net sales	$2,204.0	$2,213.6	$2,097.9	$2,116.0	$1,809.3
Income before income taxes	257.4	268.7	313.3	315.0	265.9
Net income	222.7	230.8	361.7	259.1	210.1
Per-share data
Basic:
Earnings per ordinary share	$1.30	$1.29	$2.02	$1.45	$1.17
Weighted average shares (1)	171.6	178.6	179.0	179.0	179.0
Diluted:
Earnings per ordinary share	$1.29	$1.28	$2.00	$1.43	$1.16
Weighted average shares (1)	173.0	180.8	181.2	181.2	181.2
Cash dividends declared and paid per ordinary share	$0.70	$0.35	$—	$—	$—
Cash dividends declared and unpaid per ordinary share	0.175	0.175	—	—	—
Consolidated and combined balance sheets data
Total assets	$4,640.3	$4,552.7	$4,725.0	$4,493.8	$4,564.4
Total debt	1,064.6	941.7	—	—	—
Total equity	2,592.5	2,687.1	3,791.3	3,485.7	3,506.7

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

The following is the discussion and analysis of changes in the financial condition and results of operations for fiscal year 2019 compared to fiscal year 2018. The discussion and analysis of fiscal year 2017 and changes in the financial condition and results of operations for fiscal year 2018 compared to fiscal year 2017 that are not included in this Form 10-K may be found in Part II, ITEM 7 of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2018, filed with the SEC on March 1, 2019.
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

We classify our operations into business segments based primarily on types of products offered and markets served. We operate across three segments: Enclosures, Thermal Management, and Electrical & Fastening Solutions, which represented approximately 47%, 27% and 26% of total revenues during 2019, respectively.

•
Enclosures - The Enclosures segment provides inventive solutions that protect, connect and manage heat in critical electronics, communication, control, and power equipment. From metallic and non-metallic enclosures to cabinets, subracks and backplanes, it offers the physical infrastructure to host, connect and protect server and network equipment, as well as indoor and outdoor protection for test and measurement, aerospace and defense applications in industrial, infrastructure, energy and commercial verticals.

•
Thermal Management - The Thermal Management segment provides electric thermal solutions that connect and protect critical buildings, infrastructure, industrial processes and people. Its thermal management systems include heat tracing, floor heating, fire-rated and specialty wiring, sensing and snow melting and de-icing solutions for use in industrial, commercial & residential, energy and infrastructure verticals. It's highly reliable and easy to install solutions lower total cost of ownership to building owners, facility managers, operators and end users.

•
Electrical & Fastening Solutions - The Electrical & Fastening Solutions segment provides fastening solutions that connect and protect electrical and mechanical systems and civil structures. Its engineered electrical and fastening products are innovative cost efficient and labor saving connections that are used across a wide range of verticals, including commercial, industrial, infrastructure and energy.

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

The Company was incorporated in Ireland on May 30, 2017. Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the "U.K.") and have tax residency in the U.K.

On August 30, 2019, as part of our Enclosures segment, we completed the acquisition of Eldon for $127.8 million, net of cash acquired. Eldon is an innovative European-based manufacturer of enclosures that protect sensitive electrical, electronic and data and telecommunications components.
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in 2019 and 2018, and will likely impact our results in the future:

•
We have identified specific product, vertical and geographic market opportunities that we find attractive and continue to pursue, both within and outside the U.S. We are positioning our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these markets, our organic sales growth will likely be limited or may decline.

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

•	During 2019 and 2018, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
In 2020, our operating objectives include the following:

•	Achieving differentiated revenue growth through new products and solutions and vertical market expansion in key developing regions;

•	Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•	Optimizing our technological capabilities to increasingly generate innovative new and connected products and advance digital transformation; and

•	Focusing on developing global talent in light of our global presence.

The financial statements for periods prior to April 30, 2018 were prepared on a stand-alone basis derived from the consolidated financial statements and records of the former Parent as if nVent had operated on a stand-alone basis.

For periods prior to the separation, the consolidated and combined financial statements of nVent include general corporate expenses of the former Parent for certain support functions that were provided on a centralized basis, such as expenses related to executive management, finance, audit, legal, information technology, human resources, communications, facilities and employee benefits and compensation. These general corporate expenses are included in the Consolidated and Combined Statements of Operations and Comprehensive Income within Selling, general and administrative expense and Other expense. These expenses were allocated to nVent on the basis of direct usage when identifiable, with the remainder allocated based on a proportional basis of net sales, headcount or other measures. nVent considers the allocation methodology regarding the former Parent’s general corporate expenses to be reasonable for periods presented prior to the separation. Nevertheless, the consolidated and combined financial statements of nVent for periods prior to the separation may not reflect the actual expenses that would have been incurred and may not reflect nVent’s consolidated and combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented.

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS
The consolidated and combined results of operations were as follows:

	Years ended December 31		% / point change
In millions	2019	2018	2019 vs 2018
Net sales	$2,204.0	$2,213.6	(0.4%)
Cost of goods sold	1,338.2	1,337.5	0.1%
Gross profit	865.8	876.1	(1.2%)
% of net sales	39.3%	39.6%	(0.3	pts)

Selling, general and administrative	484.5	519.7	(6.8%)
% of net sales	22.0%	23.5%	(1.5	pts)
Research and development	48.2	45.6	5.7%
% of net sales	2.2%	2.1%	0.1	pts

Operating income	333.1	310.8	7.2%
% of net sales	15.1%	14.0%	1.1	pts

Net interest expense	44.7	31.2	N.M.
Other expense	31.0	10.9	N.M.

Income before income taxes	257.4	268.7	(4.2%)
Provision for income taxes	34.7	37.9	(8.4%)
Effective tax rate	13.5%	14.1%	(0.6	pts)
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change were as follows:

2019 vs 2018
Volume	(1.9%)
Price	1.7
Organic growth	(0.2)
Acquisition	1.4
Currency	(1.6)
Total	(0.4%)
The 0.4 percent decrease in net sales in 2019 from 2018 was primarily the result of:

•	unfavorable foreign currency effects; and

•	slowdown in capital spending resulting in organic sales decline of approximately 1.5% contributed from our industrial business in 2019 from 2018.
This decrease was partially offset by:

•	sales of $30.6 million in 2019 as a result of the Eldon acquisition; and

•	organic sales growth contribution of approximately 1.0% from our commercial & residential business, which includes selective increases in selling prices.

Gross profit
The 0.3 percentage point decrease in gross profit as a percentage of sales in 2019 from 2018 was primarily the result of:

•	inflationary increases related to certain raw materials, labor and freight costs; and

•	sales volume decline resulting in decreased leverage on fixed expenses and cost of goods sold.
This decrease was partially offset by:

•	selective increases in selling prices to mitigate cost increases; and

•	savings generated from our lean and supply management practices.
Selling, general and administrative ("SG&A")
The 1.5 percentage point decrease in SG&A expense as a percentage of sales in 2019 from 2018 was driven by:

•	non-recurring separation costs of $45.0 million incurred in 2018 to prepare nVent to operate as an independent stand-alone public company; and

•	savings generated from restructuring and other lean initiatives.
This decrease was partially offset by:

•	restructuring and other costs of $24.2 million in 2019, compared to $7.7 million in 2018;

•	investment in sales and marketing to drive growth; and

•	inflationary increases impacting our labor costs.
Provision for income taxes
The 0.6 percentage point decrease in the effective tax rate in 2019 from 2018 was primarily due to:

•	the mix of global earnings towards lower tax rate jurisdictions.

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
Enclosures
The net sales and segment income for Enclosures were as follows:

	Years ended December 31		% / point change
In millions	2019	2018	2019 vs 2018
Net sales	$1,033.8	$1,019.7	1.4%
Segment income	181.3	174.8	3.7%
% of net sales	17.5%	17.1%	0.4	pts

Net sales
The components of the change in Enclosures net sales were as follows:

2019 vs 2018
Volume	(1.8%)
Price	1.5
Organic growth	(0.3)
Acquisition	3.0
Currency	(1.3)
Total	1.4%
The 1.4 percent increase in Enclosures net sales in 2019 from 2018 was primarily the result of:

•	net sales of $30.6 million in 2019 as a result of the Eldon acquisition; and

•	organic sales growth contribution of approximately 1.0% from our commercial & residential business, which includes selective increases in selling prices.
This increase was partially offset by:

•	unfavorable foreign currency effects; and

•	slowdown in capital spending resulting in organic sales decline of approximately 1.0% contributed from our industrial business.
Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	2019 vs 2018
Growth/acquisition	(0.7	pts)
Price	1.2
Currency	0.2
Net productivity	(0.3)
Total	0.4	pts
The 0.4 percentage point increase in segment income for Enclosures as a percentage of net sales in 2019 from 2018 was primarily the result of:

•	selective increases in selling prices to mitigate inflationary cost increases; and

•	savings generated from restructuring and lean initiatives.
This increase was partially offset by:

•	inflationary increases related to certain raw materials, labor and freight costs; and

•	lower sales volume resulting in decreased leverage on fixed expenses.
Thermal Management
The net sales and segment income for Thermal Management were as follows:

	Years ended December 31		% / point change
In millions	2019	2018	2019 vs 2018
Net sales	$590.6	$623.2	(5.2%)
Segment income	145.3	154.2	(5.8%)
% of net sales	24.6%	24.7%	(0.1	pts)

Net sales
The components of the change in Thermal Management net sales were as follows:

2019 vs 2018
Volume	(3.6%)
Price	0.8
Organic growth	(2.8)
Currency	(2.4)
Total	(5.2%)
The 5.2 percent decrease in Thermal Management net sales in 2019 from 2018 was primarily the result of:

•	slowdown in capital spending resulting in organic sales decline of approximately 5.0% contributed from our industrial business; and

•	unfavorable foreign currency effects.
This decrease was partially offset by:

•	organic sales growth in the after-market repair and maintenance component of our industrial business.
Segment income
The components of the change in Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	2019 vs 2018
Growth	(1.6	pts)
Price	0.6
Currency	0.1
Net productivity	0.8
Total	(0.1	pts)

The 0.1 percentage point decrease in segment income for Thermal Management as a percentage of net sales in 2019 from 2018 was primarily the result of:

•	lower sales volume resulting in decreased leverage on fixed expenses;

•	inflationary increases related to certain raw materials, labor and freight costs; and

•	the impact of unfavorable product mix.
This decrease was partially offset by:

•	savings generated from restructuring and lean initiatives; and

•	selective increases in selling prices to mitigate inflationary cost increases.
Electrical & Fastening Solutions
The net sales and segment income for Electrical & Fastening Solutions were as follows:

	Years ended December 31		% / point change
In millions	2019	2018	2019 vs 2018
Net sales	$579.6	$570.7	1.6%
Segment income	149.7	144.5	3.6%
% of net sales	25.8%	25.3%	0.5	pts

Net sales
The components of the change in Electrical & Fastening Solutions net sales were as follows:

2019 vs 2018
Volume	(0.3%)
Price	3.3
Organic growth	3.0
Currency	(1.4)
Total	1.6%
The 1.6 percent increase in Electrical & Fastening Solutions net sales in 2019 from 2018 was primarily the result of:

•	organic sales growth contribution of approximately 2.0% from our commercial & residential business, which includes selective increases in selling prices.
This increase was partially offset by

•	unfavorable foreign currency effects.
Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	2019 vs 2018
Growth	(0.2	pts)
Price	2.4
Currency	0.2
Net productivity	(1.9)
Total	0.5	pts

The 0.5 percentage point increase in segment income for Electrical & Fastening Solutions as a percentage of net sales in 2019 from 2018 was primarily the result of:

•	selective increases in selling prices to offset inflationary cost increases; and

•	savings generated from our lean and supply management practices.
This increase was partially offset by:

•	inflationary increases related to certain raw materials, labor and freight costs.

LIQUIDITY AND CAPITAL RESOURCES

The primary source of liquidity for our business is cash flows provided by operations. For periods prior to the separation, transfers of cash to and from the former Parent's cash management system have been reflected in the Net Parent investment in the historical Consolidated and Combined Statements of Cash Flows and Consolidated and Combined Statements of Changes in Equity. In connection with the separation, our capital structure and sources of liquidity changed significantly from our historical capital structure. Our businesses no longer participate in cash management and funding arrangements with the former Parent.

We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash and internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position.

We experience seasonal cash flows primarily due to increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere and increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities was $336.3 million in 2019, compared to $343.5 million in 2018. Cash provided by operating activities in 2019 primarily reflects net income, net of non-cash depreciation and amortization, of $319.5 million, and the positive impact of $6.3 million as a result of changes in net working capital. Cash provided by operating activities in 2018 primarily reflects net income, net of non-cash depreciation and amortization, of $327.9 million, and the positive impact of $41.7 million as a result of changes in net working capital.
Investing activities
Net cash used for investing activities of continuing operations was $160.3 million in 2019, compared to net cash used for investing activities of $39.1 million in 2018. Net cash used for investing activities in 2019 primarily related to cash paid for the acquisition of Eldon of $127.8 million, net of cash acquired, and capital expenditures of $38.8 million. Net cash used for investing activities in 2018 primarily related to capital expenditures of $39.5 million. Capital expenditures are primarily used for capacity expansions of manufacturing facilities, developing new products and general maintenance.
Financing activities
For periods prior to the separation, transfers of cash, both to and from the former Parent’s centralized cash management system are reflected as a financing activity on the Consolidated and Combined Statements of Cash Flows.

Net cash used for financing activities was $226.4 million in 2019, which primarily related to share repurchases of $235.7 million and dividends paid of $120.7 million, partially offset by net receipts of revolving long-term debt of $134.6 million.

Net cash used for financing activities was $166.6 million in 2018, which primarily related to $1.0 billion of proceeds from long-term debt, offset by $993.6 million of cash provided to the former Parent in connection with the separation. In addition, we repaid $52.5 million of outstanding principal on the Term Loan Facility, executed share repurchases of $56.0 million and paid dividends of $62.9 million.

Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance” or “Subsidiary Issuer”), a 100-percent owned subsidiary of nVent, issued $300.0 million aggregate principal amount of 3.950% senior notes due 2023 (the "2023 Notes") and $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes" and, collectively with the 2023 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

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

Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. As of December 31, 2019, there were outstanding borrowings of $134.6 million, and total availability of $465.4 million under the Revolving Credit Facility.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of December 31, 2019, we were in compliance with all financial covenants in our debt agreements.

As of December 31, 2019, we have $14.9 million of cash held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.

Dividends
Dividends paid per ordinary share were $0.70 and $0.35 for the years ended December 31, 2019 and 2018, respectively.

On December 10, 2019, the Board of Directors declared a quarterly cash dividend of $0.175 that was paid on February 7, 2020 to shareholders of record at the close of business on January 24, 2020. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $29.7 million and $31.0 million at December 31, 2019 and 2018, respectively.

On February 25, 2020, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May 8, 2020 to shareholders of record at the close of business on April 24, 2020.

Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of nVent Electric plc's "distributable reserves" on its statutory balance sheet. nVent Electric plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves are not linked to a generally accepted accounting principles in the United States of America ("GAAP") reported amount (e.g., retained earnings). In June 2018, the Irish High Court approved nVent Electric plc's conversion of approximately $3.8 billion of share premium to distributable reserves, and in July 2018, we made the required filing of nVent Electric plc's initial accounts with the Irish Companies Registration Office to complete the process.

Authorized shares
Our authorized share capital consists of 400.0 million ordinary shares with a par value of $0.01 per share.

Share repurchases
On July 23, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2018 Authorization'"). On February 19, 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million (the "2019 Authorization"). The 2018 and 2019 Authorizations expire on July 23, 2021.

During the year ended December 31, 2019, we repurchased 9.0 million of our ordinary shares for $232.7 million under the 2018 Authorization. As of December 31, 2019, we had $588.3 million available for repurchases under the 2018 and 2019 Authorizations, which total $880.0 million.

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Years ended December 31
In millions	2020	2021	2022	2023	2024	Thereafter	Total
Debt obligations	$17.5	$20.0	$20.0	$512.1	$—	$500.0	$1,069.6
Interest obligations on fixed-rate debt	34.6	34.6	34.6	28.7	22.8	79.8	235.1
Operating lease obligations, net of sublease rentals	16.7	11.4	7.5	4.4	3.5	10.9	54.4
Purchase obligations	49.4	—	—	—	—	—	49.4
Pension and other post-retirement plan contributions	5.8	6.2	8.6	6.4	8.1	42.5	77.6
Total contractual obligations, net	$124.0	$72.2	$70.7	$551.6	$34.4	$633.2	$1,486.1
The majority of the purchase obligations represent commitments for raw materials to be utilized in the normal course of business. For purposes of the above table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.
In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2019, variable interest rate debt was $269.6 million at a weighted average interest rate of 3.167%.
The total gross liability for uncertain tax positions at December 31, 2019 was estimated to be $17.0 million. We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of December 31, 2019, we had recorded $1.7 million for the possible payment of penalties and $3.0 million related to the possible payment of interest.
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
The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2019	2018
Net cash provided by (used for) operating activities	$336.3	$343.5
Capital expenditures	(38.8)	(39.5)
Proceeds from sale of property and equipment	6.3	2.4
Free cash flow	$303.8	$306.4
Off-balance sheet arrangements
At December 31, 2019, we had no off-balance sheet financing arrangements.

COMMITMENTS AND CONTINGENCIES

We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those pertaining to commercial or contractual disputes, product liability, environmental, safety and health, patent infringement and employment matters.

While we believe that a material impact on our consolidated financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material impact. We do and will continue to periodically re-examine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims described in ITEM 8, Note 16 of the Notes to the Consolidated and Combined Financial Statements could change in the future.

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
As of December 31, 2019 and 2018, the outstanding value of bonds, letters of credit and bank guarantees totaled $70.0 million and $75.8 million, respectively.
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

Our critical accounting estimates include the following:

Cost allocations
For periods prior to the separation, the consolidated and combined financial statements of nVent include general corporate expenses of the former Parent for certain support functions that were provided on a centralized basis, such as expenses related to executive management, finance, audit, legal, information technology, human resources, communications, facilities and employee benefits and compensation. These general corporate expenses are included in the Consolidated and Combined Statements of Operations and Comprehensive Income within Selling, general and administrative expense and Other expense. The amount allocated was $42.5 million for the year ended December 31, 2018, of which $10.3 million was historically recorded to the Electrical segment in the former Parent’s consolidated financial statements. These expenses were allocated to nVent on the basis of direct usage when identifiable, with the remainder allocated based on a proportional basis of net sales, headcount or other measures.

The Company considers the allocation methodology regarding the former Parent’s general corporate expenses to be reasonable for all periods presented. Nevertheless, the consolidated and combined financial statements of nVent for periods prior to the separation may not reflect the actual expenses that would have been incurred and may not reflect nVent’s consolidated and combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs for periods prior to the separation that would have been incurred if nVent had been a stand-alone company would depend on multiple factors including organization structure, capital structure and strategic decisions made in various areas, including information technology and infrastructure. Transactions between nVent and the former Parent have been included in related party transactions in these consolidated and combined financial statements and were considered to be effectively settled at the time the transaction was recorded. The total net effect of the settlement of these transactions is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity.

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

In developing our discounted cash flow analysis, assumptions about future revenues and expenses, capital expenditures and changes in working capital are based on our annual operating plan and long-term business plan for each of our reporting units. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, changes in raw material prices and growth expectations for the industries and end markets we participate in. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2025 are projected to grow at a perpetual growth rate of 3.0%.

Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized a discount rate ranging from 10.0% to 10.5% for each reporting unit in determining the discounted cash flows in our fair value analysis.

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

We did not recognize any goodwill impairment losses in 2019 and 2018.

Identifiable intangible assets
Our primary identifiable intangible assets include: customer relationships, trade names, proprietary technologies and patents. Identifiable intangibles with definite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We complete our annual impairment test during the fourth quarter each year for those identifiable assets not subject to amortization.

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

There were no impairment charges recorded in 2019 or 2018 for identifiable intangible assets.

Pension and other post-retirement plans
We sponsor defined-benefit pension plans and a post-retirement health plan ("Direct Plans"). The defined benefit plans cover certain non-U.S. employees and retirees and the pension benefits are based principally on an employee's years of service and/or compensation levels near retirement. For periods prior to the separation, certain nVent employees participated in defined benefit pension plans and post-retirement health plans sponsored by the former Parent. For purposes of these consolidated and combined financial statements, nVent accounts for these plans as multi-employer benefit plans. Accordingly, nVent does not record an asset or liability to recognize the funded status of these plans. However, nVent does record its share of the allocated expense, including net actuarial gains or losses described below.

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

We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in a pre-tax charge of $27.3 million in 2019 and $7.0 million in 2018. The remaining components of pension expense, including service and interest costs and estimated return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rates on our pension plans ranged from 0.25% to 3.25% and 0.50% to 4.25% in 2019 and 2018, respectively. The discount rates are determined by matching high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. There are no known or anticipated changes in our discount rate assumptions that will materially impact our pension expense in 2020.

Expected rates of return
The expected rates of return on our pension plan assets ranged from 1.00% to 5.25% and 1.00% to 5.50% in 2019 and 2018, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader long-term market indices. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.

Sensitivity to changes in key assumptions
A 0.25 percentage point change in the discount rates used to measure our pension and other post-retirement benefit plans is estimated to have an impact on our total projected benefit obligation of approximately $11 million. A 0.25 percentage point change in the assumed rate of return on pension assets or discount rates for our pension and other post-retirement benefit plans is estimated to have no material impact on our ongoing 2020 pension expense. These estimates exclude any potential mark-to-market adjustments.

Income taxes
For periods prior to the separation, certain nVent operations were included in the former Parent’s U.S. federal and state income tax returns and substantially all income taxes on those operations have been paid by the former Parent. Income tax expense and other income tax related information contained in these consolidated and combined financial statements for periods prior to the separation are presented on a separate return approach as if nVent filed its own tax returns. Under this approach, the provision for income taxes represented income tax paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year calculated as if nVent was a stand-alone taxpayer filing hypothetical income tax returns where applicable. Current income tax liabilities were assumed to be immediately settled with the former Parent and relieved through the Net Parent investment account and the Net transfers to Parent in the Consolidated and Combined Statements of Cash Flows.

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
Interest rate risk
Our debt portfolio as of December 31, 2019 was comprised of debt denominated in U.S. dollars. The debt portfolio is comprised of approximately 75% fixed-rate debt and 25% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2019, a 100 basis point increase or decrease in interest rates would result in a $47.5 million decrease or a $51.1 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2019, a 100 basis point increase or decrease in interest rates would result in a $2.7 million increase or decrease in interest incurred.
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

At December 31, 2019 and 2018, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $268.9 million and $129.0 million, respectively. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive income (loss) and subsequently recognized in the Consolidated and Combined Statements of Operations and Comprehensive Income when the hedged item affects earnings.

At both December 31, 2019 and 2018, we had a gross notional U.S. dollar equivalent amount of $69.1 million designated as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The hedge is intended to reduce, but will not eliminate, the impact on our financial results of changes in the exchange rate between the Euro and the U.S. dollar. The currency risk related to the net investment hedge is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. The rates used to perform this analysis were based on the market exchange rates in effect on December 31, 2019. A 10% appreciation of the U.S. dollar relative to the Euro would result in a $6.0 million net increase in Other comprehensive income. Conversely, a 10% depreciation of the U.S. dollar relative to the Euro would result in a $7.4 million net decrease in Other comprehensive income. However, these increases and decreases in Other comprehensive income would be offset by decreases or increases in the hedged net investments on our balance sheet due to currency translation.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2019, the Company's internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2019. That attestation report is set forth immediately following this management report.

Beth A. Wozniak	Sara E. Zawoyski
Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
nVent Electric plc
London, United Kingdom
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of nVent Electric plc and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 25, 2020 expressed an unqualified opinion on those financial statements and included an emphasis of a matter paragraph regarding the allocation of expenses from Pentair plc for the periods prior to April 30, 2018.
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
February 25, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
nVent Electric plc
London, United Kingdom
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of nVent Electric plc (the "Company") as of December 31, 2019 and 2018, the related consolidated and combined statements of operations and comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Emphasis of a Matter
As described in Note 1, prior to April 30, 2018, the accompanying consolidated and combined financial statements have been derived from the consolidated financial statements and accounting records of Pentair plc. The consolidated and combined financial statements also include expense allocations for certain corporate functions historically provided by Pentair plc. These allocations may not be reflective of the actual expense which would have been incurred had the Company operated as a separate entity apart from Pentair plc during the periods prior to April 30, 2018.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill - Certain Reporting Units - Refer to Notes 1 and 6 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using income and market approaches. The determination of the fair value using an income approach involves the use of a discounted cash flow model that requires management to make significant estimates and assumptions related to future revenues and expenses, projected capital expenditures, changes in working capital and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. The goodwill balance was $2,279 million as of December 31, 2019, and no impairment was recognized as the fair value of all reporting units exceeded their carrying values as of the measurement date.
Given the significant judgments made by management to estimate the fair value of certain reporting units and the difference between their fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rates and forecasts of future revenues and operating margins required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to significant estimates and assumptions for certain reporting units included the following, among others:

•
We tested the effectiveness of controls over goodwill, including those over the underlying assumptions to forecast future revenue and operating margins, the selection of the discount rates, and the selection of the EBITDA multiples.

•	We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group.

•
With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

•
With the assistance of our fair value specialists, we evaluated the EBITDA multiples used in estimating fair value, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

Indefinite-Life Intangibles - Certain Trade Names - Refer to Notes 1 and 6 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of indefinite-life intangibles, including trade names, for impairment involves the comparison of the fair value of each indefinite-life intangible to its carrying value. The Company determines the fair value of its trade names using an income approach known as the relief-from-royalty method. The determination of the fair value using the relief-from-royalty method requires management to make significant estimates and assumptions related to forecasts of future revenues, and royalty and discount rates. The trade names balance was $281 million as of December 31, 2019. The fair values of these trade names exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized.
Given the determination of fair values of certain trade names requires management to make significant estimates and assumptions relating to the forecasts of future revenues and the selection of discount and royalty rates, performing audit procedures to evaluate the reasonableness of such estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to significant estimates and assumptions for the indefinite-lived intangible assets included the following, among others:

•	We tested the effectiveness of controls over trade names, including those over the forecasts of future revenues and the selection of the royalty and discount rates.

•	We evaluated management’s ability to accurately forecast by comparing actual results to management’s historical forecasts.

•
We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group.

•
With the assistance of our fair value specialists, we evaluated the royalty and discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the royalty and discount rates selected by management.

Income Taxes - Uncertain Tax Positions - Refer to Notes 1 and 11 in the financial statements
Critical Audit Matter Description
The Company’s calculation of its tax liabilities involves evaluating uncertainties in the application of complex tax regulations in a multitude of jurisdictions around the world. The Company recognizes liabilities for uncertain tax positions based on their estimate of whether, and the extent to which, additional taxes may be due. The effect of income tax positions is recognized only if those positions are determined to be more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized.
Given the complexity of the tax laws and regulations associated with certain tax positions taken by the Company, auditing management’s estimate of the tax positions to be sustained upon examination required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to uncertain tax positions and determination of whether the Company has appropriately recorded all such positions that meet the more likely than not criteria included the following, among others:

•	We tested the effectiveness of controls over uncertain tax positions.

•	With the assistance of income tax specialists, we evaluated the following sources of information for management’s tax positions taken and benefits recognized:

•	Management’s technical tax memorandum and related appendices.

•	Analysis performed by external tax specialists.

•	Historical tax return data.

•	Results of audits performed by tax authorities.

•
With the assistance of income tax specialists, we assessed management’s conclusion as to whether the recorded tax benefits are more likely than not to be sustained on the basis of their technical merits.

•	With the assistance of income tax specialists, we evaluated the reasonableness of management’s estimates of the tax benefit to be recognized by:

•	Evaluating the Company’s analysis of tax regulations and their application to the Company’s particular facts in each relevant jurisdiction.

•	Reviewing changes in tax laws and regulations or their application by the relevant taxing authorities.

•	Evaluating the impact of changes in taxable income, available tax credits, or other economic factors that could affect recorded tax benefits.

•	Assessing conclusions that benefits meet the more likely than not criteria to be realized.

•	Evaluating the appropriateness of the underlying assumptions in management’s estimates.

•	Assessing management's methods and assumptions used in identifying uncertain tax positions.

•	Comparing results of prior tax audits to ongoing and anticipated tax audits by tax authorities.

•
With the assistance of income tax specialists, we evaluated a sample of the reserves for unrecognized tax benefits to assess the establishment and amount of the liability for the specific underlying tax position.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 25, 2020

We have served as the Company's auditor since 2017.

nVent Electric plc
Consolidated and Combined Statements of Operations and Comprehensive Income

	Years ended December 31
In millions, except per-share data	2019	2018	2017
Net sales	$2,204.0	$2,213.6	$2,097.9
Cost of goods sold	1,338.2	1,337.5	1,256.0
Gross profit	865.8	876.1	841.9
Selling, general and administrative	484.5	519.7	483.3
Research and development	48.2	45.6	42.5
Operating income	333.1	310.8	316.1
Net interest expense	44.7	31.2	0.2
Other expense	31.0	10.9	2.6
Income before income taxes	257.4	268.7	313.3
Provision (benefit) for income taxes	34.7	37.9	(48.4)
Net income	$222.7	$230.8	$361.7
Comprehensive income, net of tax
Net income	$222.7	$230.8	$361.7
Changes in cumulative translation adjustment	4.8	(48.2)	2.4
Changes in market value of derivative financial instruments, net of tax	4.4	(2.5)	1.1
Comprehensive income	$231.9	$180.1	$365.2
Earnings per ordinary share
Basic	$1.30	$1.29	$2.02
Diluted	$1.29	$1.28	$2.00
Weighted average ordinary shares outstanding
Basic	171.6	178.6	179.0
Diluted	173.0	180.8	181.2
See accompanying notes to consolidated and combined financial statements.

nVent Electric plc
Consolidated Balance Sheets

	December 31
In millions, except per-share data	2019	2018
Assets
Current assets
Cash and cash equivalents	$106.4	$159.0
Accounts and notes receivable, net of allowances of $5.4 and $6.1, respectively	334.3	340.9
Inventories	244.7	228.2
Other current assets	113.3	118.4
Total current assets	798.7	846.5
Property, plant and equipment, net	284.5	264.8
Other assets
Goodwill	2,279.1	2,234.3
Intangibles, net	1,160.5	1,173.3
Other non-current assets	117.5	33.8
Total other assets	3,557.1	3,441.4
Total assets	$4,640.3	$4,552.7
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$17.5	$12.5
Accounts payable	187.1	186.4
Employee compensation and benefits	71.9	75.8
Other current liabilities	185.7	187.0
Total current liabilities	462.2	461.7
Other liabilities
Long-term debt	1,047.1	929.2
Pension and other post-retirement compensation and benefits	207.2	177.9
Deferred tax liabilities	237.8	224.8
Other non-current liabilities	93.5	72.0
Total liabilities	2,047.8	1,865.6
Commitments and Contingencies (Note 16)
Equity
Ordinary shares $0.01 par value, 400.0 authorized, 169.5 and 177.2 issued at December 31, 2019 and 2018, respectively	1.7	1.8
Additional paid-in capital	2,502.7	2,709.7
Retained earnings	186.7	83.4
Accumulated other comprehensive loss	(98.6)	(107.8)
Total equity	2,592.5	2,687.1
Total liabilities and equity	$4,640.3	$4,552.7
See accompanying notes to consolidated and combined financial statements.

nVent Electric plc
Consolidated and Combined Statements of Cash Flows

	Years ended December 31
In millions	2019	2018	2017
Operating activities
Net income	$222.7	$230.8	$361.7
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	35.4	36.2	36.5
Amortization	61.4	60.9	61.4
Deferred income taxes	(24.6)	(23.6)	(158.0)
Share-based compensation	16.1	12.8	14.6
Impairment of trade names	—	—	16.4
Pension and other post-retirement expense	36.5	14.9	14.3
Pension and other post-retirement contributions	(5.8)	(6.7)	(6.7)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	26.6	(1.3)	(18.2)
Inventories	0.9	(12.0)	(8.9)
Other current assets	10.2	7.3	5.6
Accounts payable	(7.9)	13.4	17.0
Employee compensation and benefits	(6.6)	6.8	11.6
Other current liabilities	(16.9)	27.5	21.3
Other non-current assets and liabilities	(11.7)	(23.5)	41.1
Net cash provided by (used for) operating activities	336.3	343.5	409.7
Investing activities
Capital expenditures	(38.8)	(39.5)	(31.8)
Proceeds from sale of property and equipment	6.3	2.4	4.2
Acquisitions, net of cash acquired	(127.8)	(2.0)	(13.6)
Net cash provided by (used for) investing activities	(160.3)	(39.1)	(41.2)
Financing activities
Net repayments of short-term borrowings	—	(0.3)	—
Net receipts of revolving credit facility	134.6	—	—
Proceeds from long-term debt	—	1,000.0	—
Repayment of long-term debt	(14.1)	(52.5)	—
Debt issuance costs	—	(9.9)	—
Cash provided at separation to former Parent	—	(993.6)	—
Dividends paid	(120.7)	(62.9)	—
Net transfers to former Parent prior to separation	—	—	(359.5)
Shares issued to employees, net of shares surrendered	9.5	8.6	—
Repurchases of ordinary shares	(235.7)	(56.0)	—
Net cash provided by (used for) financing activities	(226.4)	(166.6)	(359.5)
Effect of exchange rate changes on cash and cash equivalents	(2.2)	(5.7)	(3.6)
Change in cash and cash equivalents	(52.6)	132.1	5.4
Cash and cash equivalents, beginning of year	159.0	26.9	21.5
Cash and cash equivalents, end of year	$106.4	$159.0	$26.9

Supplemental cash flow information
Cash paid for interest, net	$52.3	$34.7	$—
Cash paid for income taxes, net	$60.8	$57.4	$—
See accompanying notes to consolidated and combined financial statements.

nVent Electric plc
Consolidated and Combined Statements of Changes in Equity

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Net Parent Investment	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2016	—	$—	$—	$—	$3,546.3	$(60.6)	$3,485.7
Net Income	—	—	—	—	361.7	—	361.7
Other comprehensive income, net of tax	—	—	—	—	—	3.5	3.5
Net transfers to former Parent	—	—	—	—	(59.6)	—	(59.6)
Balance - December 31, 2017	—	$—	$—	$—	$3,848.4	$(57.1)	$3,791.3
Net Income	—	—	—	177.3	53.5	—	230.8
Cumulative effect of accounting changes	—	—	—	—	(172.7)	—	(172.7)
Other comprehensive income, net of tax	—	—	—	—	—	(50.7)	(50.7)
Net transfers from former Parent	—	—	—	—	14.6	—	14.6
Cash provided at separation to former Parent	—	—	—	—	(993.6)	—	(993.6)
Reclassification of Net Parent investment to additional paid-in capital	—	—	2,750.2	—	(2,750.2)	—	—
Issuance of common stock upon separation	178.4	1.8	—	—	—	—	1.8
Dividends declared	—	—	—	(93.9)	—	—	(93.9)
Share repurchases	(2.4)	—	(59.0)	—	—	—	(59.0)
Exercise of options, net of shares tendered for payment	1.0	—	12.1	—	—	—	12.1
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(3.5)	—	—	—	(3.5)
Share-based compensation	—	—	9.9	—	—	—	9.9
Balance - December 31, 2018	177.2	$1.8	$2,709.7	$83.4	$—	$(107.8)	$2,687.1
Net income	—	—	—	222.7	—	—	222.7
Other comprehensive income, net of tax	—	—	—	—	—	9.2	9.2
Dividends declared	—	—	—	(119.4)	—	—	(119.4)
Share repurchases	(8.9)	(0.1)	(232.6)	—	—	—	(232.7)
Exercise of options, net of shares tendered for payment	0.9	—	13.1	—	—	—	13.1
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(3.6)	—	—	—	(3.6)
Share-based compensation	—	—	16.1	—	—	—	16.1
Balance - December 31, 2019	169.5	$1.7	$2,502.7	$186.7	$—	$(98.6)	$2,592.5
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

The Company was incorporated in Ireland on May 30, 2017. Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the "U.K.") and have tax residency in the U.K.

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

Except where indicated, references below to transactions completed by nVent prior to April 30, 2018 refer to transactions completed by or on behalf of the Electrical reporting segment of the former Parent that are reflected on the consolidated and combined financial statements of nVent.
Basis of presentation
The consolidated and combined financial statements have been prepared in U.S. dollars ("USD") and in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany accounts and transactions have been eliminated.

The financial statements for periods prior to April 30, 2018 were prepared on a stand-alone basis derived from the consolidated financial statements and records of the former Parent as if nVent were operated on a stand-alone basis.

Cost allocations
For periods prior to the separation, the consolidated and combined financial statements of nVent include general corporate expenses of the former Parent for certain support functions that were provided on a centralized basis, such as expenses related to executive management, finance, audit, legal, information technology, human resources, communications, facilities and employee benefits and compensation. These general corporate expenses are included in the Consolidated and Combined Statements of Operations and Comprehensive Income within Selling, general and administrative expense and Other expense. The amounts allocated were $42.5 million and $65.7 million for the years ended December 31, 2018 and 2017, respectively, of which $10.3 million and $31.0 million, respectively, were historically recorded to the Electrical segment in the former Parent’s consolidated financial statements. These expenses were allocated to nVent on the basis of direct usage when identifiable, with the remainder allocated based on a proportional basis of net sales, headcount or other measures.

The Company considers the allocation methodology regarding general corporate expenses of the former Parent to be reasonable for all periods presented. Nevertheless, the consolidated and combined financial statements of nVent for periods prior to the separation may not reflect the actual expenses that would have been incurred and may not reflect nVent’s consolidated and combined results of operations, financial position and cash flows had it been a stand-alone company during the periods presented. Actual costs for periods prior to the separation that would have been incurred if nVent had been a stand-alone company would depend on multiple factors including organization structure, capital structure and strategic decisions made in various areas, including information technology and infrastructure. Transactions between nVent and the former Parent have been included in related party transactions in these consolidated and combined financial statements and were considered to be effectively settled at the time the transaction was recorded. The total net effect of the settlement of these transactions is reflected in the Consolidated and Combined Statements of Cash Flows as a financing activity.

nVent Electric plc
Notes to consolidated and combined financial statements

For periods prior to the separation, certain nVent operations were included in the former Parent's U.S. federal and state income tax returns and substantially all income taxes on those operations have been paid by the former Parent. Income tax expense and other income tax related information contained in these consolidated and combined financial statements for periods prior to the separation are presented on a separate return approach as if nVent filed its own tax returns. Under this approach, the provision for income taxes represented income tax paid or payable (or received or receivable) for the current year plus the change in deferred taxes during the year calculated as if nVent was a stand-alone taxpayer filing hypothetical income tax returns where applicable. Current income tax liabilities were assumed to be immediately settled with the former Parent and relieved through the Net Parent investment account and the Net transfers to former Parent in the Consolidated and Combined Statements of Cash Flows.

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
Revenue recognition
Revenue is recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for transferring those goods or providing services. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
When determining whether the customer has obtained control of the goods or services, we consider any future performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Accounting Standards Codification 606 - Revenue from Contracts with Customers. Generally, there is no post-shipment obligation on product sold other than warranty obligations in the normal and ordinary course of business.
Contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, stand-alone selling price is generally readily observable.
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time accounted for 73% and 72% of our revenue for the years ended December 31, 2019 and 2018, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 27% and 28% of our revenue for the years ended December 31, 2019 and 2018, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion ("the cost-to-cost method") or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long-term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
We use an output method to measure progress towards completion for certain of our Enclosures businesses, as this method appropriately depicts performance towards satisfaction of the performance obligation. Under the output method, revenue is recognized based on number of units produced.

nVent Electric plc
Notes to consolidated and combined financial statements

We apply a practical expedient to expense incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are recorded in Selling, general and administrative expense in the Consolidated and Combined Statements of Operations and Comprehensive Income. Further, we do not adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be less than one year.
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
Pricing and sales incentives
Our sales contracts may give customers the option to purchase additional goods or services priced at a discount. This can come in many forms, such as customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives.
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
Pricing is established at or prior to the time of sale with our customers and we record sales at the agreed-upon net selling price. However, certain of our businesses allow customers to apply for a refund of a percentage of the original purchase price if they can demonstrate sales to a qualifying end customer. We use the expected value method to estimate the anticipated refund to be paid based on historical experience and the transaction price is reduced for the probable cost of the discount.
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
Shipping and handling costs
Amounts billed to customers for shipping and handling activities after the customer obtains control are treated as a promised service performance obligation and recorded in Net sales in the Consolidated and Combined Statements of Operations and Comprehensive Income. Shipping and handling costs incurred by nVent for the delivery of goods to customers are considered a cost to fulfill the contract and are included in Cost of goods sold in the Consolidated and Combined Statements of Operations and Comprehensive Income.
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
Contract assets are recorded within Other current assets and contract liabilities are recorded within Other current liabilities in the Consolidated Balance Sheets.
Research and development
We conduct research and development (“R&D”) activities in our own facilities, which consist primarily of the development of new products, product applications and manufacturing processes.

nVent Electric plc
Notes to consolidated and combined financial statements

Cash equivalents
We consider highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.

Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts, reducing our receivables balance to an amount we estimate is collectible from our customers. Estimates used in determining the allowance for doubtful accounts are based on current trends, aging of accounts receivable, periodic credit evaluations of our customers' financial condition and historical collection experience. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2019 or 2018.

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

Significant improvements that add to productive capacity or extend the lives of properties are capitalized. Costs for repairs and maintenance are charged to expense as incurred. When property is retired or otherwise disposed of, the recorded cost of the assets and their related accumulated depreciation are removed from the Consolidated Balance Sheets and any related gains or losses are included in income.

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We recorded no material impairment charges in 2019, 2018 or 2017.

The following table presents geographic Property, plant and equipment, net by region as of December 31:

In millions	2019	2018
U.S. & Canada	$160.7	$159.6
Mexico	42.1	39.7
EMEA (1)	75.0	58.1
Rest of World (2)	6.7	7.4
Consolidated	$284.5	$264.8
(1) EMEA includes Europe, Middle East and Africa
(2) Rest of World includes Latin America and Asia-Pacific

Goodwill and identifiable intangible assets

Goodwill
Goodwill represents the excess of the cost of acquired businesses over the net of the fair value of identifiable tangible net assets and identifiable intangible assets purchased and liabilities assumed.

nVent Electric plc
Notes to consolidated and combined financial statements

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

The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Projecting discounted future cash flows requires us to make significant estimates regarding future revenues and expenses, projected capital expenditures, changes in working capital and the appropriate discount rate. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations. The non-recurring fair value measurement is a Level 3 measurement under the fair value hierarchy described below.

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

We did not recognize any goodwill impairment losses in 2019, 2018, or 2017.

Identifiable intangible assets
Our primary identifiable intangible assets include customer relationships, trade names, proprietary technologies and patents. Identifiable intangibles with definite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We complete our annual impairment test during the fourth quarter each year for those identifiable assets not subject to amortization.

The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The non-recurring fair value measurement is a Level 3 measurement under the fair value hierarchy described below.

There were no impairment charges recorded in 2019 or 2018 for identifiable intangible assets. During 2017, an impairment charge of $16.4 million was recorded related to certain trade names in Electrical & Fastening Solutions and Thermal Management. The impairment charge was recorded in Selling, general and administrative expense in our Consolidated and Combined Statements of Operations and Comprehensive Income.

Income taxes
We use the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted. We maintain valuation allowances unless it is more likely than not that all or a portion of the deferred tax assets will be realized. Changes in valuation allowances from period to period are included in our tax provision in the period of change. We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more likely than not to be realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

nVent Electric plc
Notes to consolidated and combined financial statements

Pension and other post-retirement plans
We sponsor defined-benefit pension plans and a post-retirement health plan. The pension and other post-retirement benefit costs for these plans are determined from actuarial assumptions and methodologies, including discount rates and expected returns on plan assets. These assumptions are updated annually and are disclosed in Note 12.

For periods prior to the separation, certain nVent employees participated in defined benefit pension plans and post-retirement health plans sponsored by the former Parent. For purposes of these consolidated and combined financial statements, nVent accounted for these plans as multi-employer benefit plans. Accordingly, nVent did not record an asset or liability to recognize the funded status of these plans. However, nVent did record its share of the allocated expense, including net actuarial gains or losses described below.

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

Derivative financial instruments
We recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our Consolidated Balance Sheets. If the derivative is designated and is effective as a cash-flow hedge, the effective portion of changes in the fair value of the derivative are recorded in Accumulated other comprehensive loss ("AOCI") as a separate component of equity in the Consolidated Balance Sheets and are recognized in the Consolidated and Combined Statements of Operations and Comprehensive Income when the hedged item affects earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

Gains and losses on net investment hedges are included in AOCI as a separate component of equity in the Consolidated Balance Sheets.

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

nVent Electric plc
Notes to consolidated and combined financial statements

Foreign currency translation
The financial statements of subsidiaries located outside of the U.S. are generally measured using the local currency as the functional currency, except for certain corporate entities outside of the U.S. which are measured using USD. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in AOCI as a separate component of equity.

Adoption of new accounting standards
On January 1, 2019, we adopted Accounting Standards Update ("ASU") No. 2016-02, “Leases” using the alternative transition method and did not recast comparative periods in transition to the new standard. In addition, we elected the package of practical expedients permitted under the transition guidance, which among other things, allowed us to carry forward the historical lease classification. We also elected to apply the practical expedient to not separate non-lease components from the lease components for all leases. Accordingly, all costs associated with a lease contract are accounted for as lease cost. In addition, we did not elect to apply the hindsight practical expedient. Adoption of the new standard resulted in the recording of additional right-of-use assets and lease liabilities of $44.2 million, as of January 1, 2019. The adoption of the standard did not have a material impact on our Consolidated and Combined Statements of Operations and Comprehensive Income or our Consolidated and Combined Statements of Cash Flows. We implemented internal controls and key system functionality to enable the preparation of financial information upon adoption.

On January 1, 2018, we adopted ASU No. 2014-09, "Revenue from Contracts with Customers" and the related amendments (the "new revenue standard") using the modified retrospective method. As a result of adoption, the cumulative impact to our beginning equity at January 1, 2018 was $1.8 million. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption of the new standard to be immaterial to our net income on an ongoing basis. The adoption of the new standard had an impact on our accounting for certain custom products manufactured by our Enclosures segment. Prior to the adoption of the standard revenue was recognized for these custom products upon shipment. However, as these products have no alternative use to the Company and we have an enforceable right to payment for our performance completed to date, revenue related to these custom products are now recognized over time. Additionally, the new revenue standard resulted in reclassifications on the Consolidated Balance Sheets related to accounting for sales returns. The impact of adoption of the new revenue standard on our Consolidated and Combined Statements of Operations and Comprehensive Income and Consolidated Balance Sheets was not material.

On January 1, 2018, we adopted ASU No. 2017-07, "Retirement Benefits-Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost." As a result of the adoption, the interest cost, expected return on plan assets and net actuarial gain/loss components of net periodic pension and post-retirement benefit cost have been reclassified from Selling, general and administrative expense to Other expense. Only the service cost component remains in Operating income and will be eligible for capitalization in assets on a prospective basis. The effect of the retrospective presentation change related to the net periodic cost of our defined benefit pension and other post-retirement plans on our Consolidated and Combined Statements of Operations and Comprehensive Income was a reclassification of $2.6 million of pension and post-retirement expense for the year ended December 31, 2017, from Selling, general and administrative expense to Other expense.

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

The cumulative effect of the changes made to our January 1, 2018 Combined Balance Sheets from the modified retrospective adoption of ASU 2016-16 and ASU 2014-09 was as follows:

nVent Electric plc
Notes to consolidated and combined financial statements

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

Disaggregation of revenue
We disaggregate our revenue from contracts with customers by geographic location and vertical market, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Year ended December 31, 2019
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$715.5	$351.9	$414.7	$1,482.1
Developed Europe (1)	212.5	136.3	109.3	458.1
Developing (2)	92.5	87.7	42.0	222.2
Other Developed (3)	13.3	14.7	13.6	41.6
Total	$1,033.8	$590.6	$579.6	$2,204.0

	Year ended December 31, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$704.3	$351.4	$397.8	$1,453.5
Developed Europe (1)	202.7	174.4	110.8	487.9
Developing (2)	101.0	80.9	47.1	229.0
Other Developed (3)	11.7	16.5	15.0	43.2
Total	$1,019.7	$623.2	$570.7	$2,213.6
(1) Developed Europe includes Western Europe and Eastern Europe included in European Union.
(2) Developing includes China, Eastern Europe not included in European Union, Latin America, Middle East and Southeast Asia.
(3) Other Developed includes Australia and Japan.
Vertical net sales information was as follows:

	Year ended December 31, 2019
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$623.2	$224.5	$114.7	$962.4
Commercial & Residential	113.2	186.2	338.1	637.5
Energy	103.4	171.4	55.2	330.0
Infrastructure	194.0	8.5	71.6	274.1
Total	$1,033.8	$590.6	$579.6	$2,204.0

	Year ended December 31, 2018
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$626.1	$263.0	$112.7	$1,001.8
Commercial & Residential	87.5	187.7	329.7	604.9
Energy	103.4	166.9	52.1	322.4
Infrastructure	202.7	5.6	76.2	284.5
Total	$1,019.7	$623.2	$570.7	$2,213.6

nVent Electric plc
Notes to consolidated and combined financial statements

Contract balances
Contract assets and liabilities consisted of the following:

In millions	December 31, 2019	December 31, 2018	$ Change	% Change
Contract assets	$69.4	$74.4	$(5.0)	(6.7%)
Contract liabilities	13.7	13.2	0.5	3.8%
Net contract assets	$55.7	$61.2	$(5.5)	(9.0%)

In millions	December 31, 2018	January 1, 2018	$ Change	% Change
Contract assets	$74.4	$69.9	$4.5	6.4%
Contract liabilities	13.2	14.3	(1.1)	(7.7%)
Net contract assets	$61.2	$55.6	$5.6	10.1%

The $5.5 million decrease in net contract assets from December 31, 2018 to December 31, 2019 and the $5.6 million increase in net contract assets from January 1, 2018 to December 31, 2018 were primarily the result of timing of milestone payments. The majority of our contract liabilities at December 31, 2018 and January 1, 2018 were recognized in revenue as of December 31, 2019 and December 31, 2018, respectively. There were no impairment losses recognized on our contract assets for the twelve months ended December 31, 2019 and 2018.
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On December 31, 2019, we had $79.0 million of remaining performance obligations on contracts with original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next twelve to eighteen months.

3.	Restructuring
During 2019, 2018 and 2017, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Initiatives during the years ended December 31, 2019, 2018 and 2017, respectively, included a reduction in hourly and salaried headcount of approximately 425, 50 and 250 employees.

Restructuring related costs included in Selling, general and administrative expense in the Consolidated and Combined Statements of Operations and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2019	2018	2017
Severance and related costs	$19.6	$7.3	$16.0
Other	2.3	0.4	0.8
Total restructuring costs	$21.9	$7.7	$16.8

Restructuring costs by reportable segment were as follows:

	Years ended December 31
In millions	2019	2018	2017
Enclosures	$5.3	$1.3	$6.7
Thermal Management	6.6	2.8	7.5
Electrical & Fastening Solutions	2.2	1.9	2.6
Other	7.8	1.7	—
Consolidated	$21.9	$7.7	$16.8

nVent Electric plc
Notes to consolidated and combined financial statements

Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2019	2018
Beginning balance	$3.8	$5.1
Costs incurred	19.6	7.3
Cash payments and other	(13.9)	(8.6)
Ending balance	$9.5	$3.8

4.	Earnings Per Share
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
Basic and diluted earnings per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2019	2018	2017
Net income	$222.7	$230.8	$361.7
Weighted average ordinary shares outstanding
Basic	171.6	178.6	179.0
Dilutive impact of stock options, restricted stock units and performance share units	1.4	2.2	2.2
Diluted	173.0	180.8	181.2
Earnings per ordinary share
Basic earnings per ordinary share	$1.30	$1.29	$2.02
Diluted earnings per ordinary share	$1.29	$1.28	$2.00
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	2.1	1.0	0.4

5.	Acquisitions
On August 30, 2019, we completed the acquisition of Eldon Holding AB ("Eldon") for $127.8 million, net of cash acquired. Eldon, now part of our Enclosures segment, is an innovative European based manufacturer of enclosures that protect sensitive electrical, electronic and data and telecommunications components. The purchase price was funded primarily through borrowings under our Revolving Credit Facility (as defined in note 9).
The excess purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $45.1 million, none of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $46.7 million of definite-lived customer relationships with an estimated useful life of 17 years. During the quarter ended December 31, 2019, we further refined certain income tax and working capital accounts resulting in a $9.1 million decrease in goodwill compared to the preliminary provisional value that was recorded at September 30, 2019. The preliminary purchase price allocation is subject to further refinement, primarily related to the impacts associated with income taxes and other accruals, and may require significant adjustments to arrive at the final purchase price allocation.
Eldon's net sales for the period from the acquisition date to December 31, 2019 were $30.6 million. The pro forma impact of the acquisition is not material.

On February 10, 2020, we acquired substantially all of the assets of WBT LLC ("WBT") for approximately $30.0 million in cash, subject to purchase price adjustments and holdbacks. WBT is a U.S. based manufacturer of high-quality cable tray that will be marketed as part of the nVent CADDY product line within our Electrical and Fastening Solutions segment.

nVent Electric plc
Notes to consolidated and combined financial statements

6.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2018	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2019
Enclosures	$272.0	$45.1	$(1.7)	$315.4
Thermal Management	924.1	—	1.4	925.5
Electrical & Fastening Solutions	1,038.2	—	—	1,038.2
Total goodwill	$2,234.3	$45.1	$(0.3)	$2,279.1

In millions	December 31, 2017	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2018
Enclosures	$274.8	$—	$(2.8)	$272.0
Thermal Management	927.1	—	(3.0)	924.1
Electrical & Fastening Solutions	1,036.3	1.9	—	1,038.2
Total goodwill	$2,238.2	$1.9	$(5.8)	$2,234.3

Identifiable intangible assets consisted of the following at December 31:

	2019			2018
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,197.9	$(326.1)	$871.8	$1,149.7	$(266.4)	$883.3
Proprietary technologies and patents	14.8	(7.4)	7.4	14.8	(6.1)	8.7
Total definite-life intangibles	1,212.7	(333.5)	879.2	1,164.5	(272.5)	892.0
Indefinite-life intangibles
Trade names	281.3	—	281.3	281.3	—	281.3
Total intangibles	$1,494.0	$(333.5)	$1,160.5	$1,445.8	$(272.5)	$1,173.3

Identifiable intangible asset amortization expense in 2019, 2018 and 2017 was $61.4 million, $60.9 million and $61.4 million, respectively.

There were no impairment charges recorded in 2019 or 2018. In 2017, we recorded impairment charges for trade name intangible assets of $16.4 million.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2020	2021	2022	2023	2024
Estimated amortization expense	$63.2	$62.0	$61.9	$61.7	$61.1

nVent Electric plc
Notes to consolidated and combined financial statements

7.	Supplemental Balance Sheet Information

	December 31
In millions	2019	2018
Inventories
Raw materials and supplies	$67.1	$63.1
Work-in-process	25.6	25.3
Finished goods	152.0	139.8
Total inventories	$244.7	$228.2
Other current assets
Contract assets	$69.4	$74.4
Prepaid expenses	32.5	31.7
Prepaid income taxes	9.0	9.1
Other current assets	2.4	3.2
Total other current assets	$113.3	$118.4
Property, plant and equipment, net
Land and land improvements	$40.6	$39.1
Buildings and leasehold improvements	181.6	172.6
Machinery and equipment	440.4	410.8
Construction in progress	16.5	14.6
Total property, plant and equipment	679.1	637.1
Accumulated depreciation and amortization	394.6	372.3
Total property, plant and equipment, net	$284.5	$264.8
Other non-current assets
Deferred compensation plan assets	$17.3	$23.1
Lease right-of-use assets	44.2	—
Deferred tax assets	40.9	4.6
Other non-current assets	15.1	6.1
Total other non-current assets	$117.5	$33.8
Other current liabilities
Dividends payable	$29.7	$31.0
Accrued rebates	44.1	46.1
Contract liabilities	13.7	13.2
Accrued taxes payable	24.8	27.4
Current lease liabilities	14.7	—
Other current liabilities	58.7	69.3
Total other current liabilities	$185.7	$187.0
Other non-current liabilities
Income taxes payable	$31.9	$41.9
Deferred compensation plan liabilities	17.3	23.1
Non-current lease liabilities	33.7	—
Other non-current liabilities	10.6	7.0
Total other non-current liabilities	$93.5	$72.0

nVent Electric plc
Notes to consolidated and combined financial statements

8.	Accumulated Other Comprehensive Income (Loss)
Components of AOCI consist of the following at December 31:

In millions	2019	2018
Cumulative translation adjustments	$(100.5)	$(105.3)
Change in market value of derivative financial instruments, net of tax	1.9	(2.5)
Accumulated other comprehensive loss	$(98.6)	$(107.8)

9.	Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity year	December 31
	December 31, 2019		2019	2018
Revolving credit facility	3.174%	2023	$134.6	$—
Senior notes - fixed rate	3.950%	2023	300.0	300.0
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Term loan facility	3.160%	2023	135.0	147.5
Unamortized issuance costs and discounts	N/A	N/A	(5.0)	(5.8)
Total debt			1,064.6	941.7
Less: Current maturities and short-term borrowings			(17.5)	(12.5)
Long-term debt			$1,047.1	$929.2

Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance” or "Subsidiary Issuer"), a 100-percent owned subsidiary of nVent, issued $300.0 million aggregate principal amount of 3.950% senior notes due 2023 (the "2023 Notes") and $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes" and, collectively with the 2023 Notes, the "Notes"). Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year.

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

There are no significant restrictions on the ability of nVent to obtain funds from its subsidiaries by dividend or loan. None of the assets of nVent or its subsidiaries represents restricted net assets pursuant to the guidelines established by the Securities and Exchange Commission.

nVent Electric plc
Notes to consolidated and combined financial statements

Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. Total availability under the Revolving Credit Facility was $465.4 million as of December 31, 2019.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of December 31, 2019, we were in compliance with all financial covenants in our debt agreements.
Debt outstanding at December 31, 2019, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

In millions	2020	2021	2022	2023	2024	Thereafter	Total
Contractual debt obligation maturities	$17.5	$20.0	$20.0	$512.1	$—	$500.0	$1,069.6

10.	Derivatives and Financial Instruments
Derivative financial instruments
We are exposed to market risk related to changes in foreign currency exchange rates. To manage the volatility related to this exposure, we periodically enter into a variety of derivative financial instruments. Our objective is to reduce, where it is deemed appropriate to do so, fluctuations in earnings and cash flows associated with changes in foreign currency exchange rates. The derivative contracts contain credit risk to the extent that our bank counterparties may be unable to meet the terms of the agreements. The amount of such credit risk is generally limited to the unrealized gains, if any, in such contracts. Such risk is minimized by limiting those counterparties to major financial institutions of high credit quality.

Foreign currency contracts
We conduct business in various locations throughout the world and are subject to market risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. We manage our economic and transaction exposure to certain market-based risks through the use of foreign currency derivative financial instruments. Our objective in holding these derivatives is to reduce the volatility in net earnings and cash flows associated with changes in foreign currency rates. The majority of our foreign currency contracts have an original maturity date of less than one year.

At December 31, 2019 and 2018, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $34.5 million and $28.4 million, respectively. The impact of these contracts on the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) was not material for any period presented.

Cross currency swaps
At December 31, 2019 and 2018, we had outstanding cross currency swap agreements with a combined notional amount of $303.5 million and $169.7 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedge, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. The impact of the foreign currency activity in AOCI associated with the cross currency swaps was not material for any period presented.

nVent Electric plc
Notes to consolidated and combined financial statements

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

•
foreign currency contract agreements — fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are observable inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance; and

•
deferred compensation plan assets (mutual funds, common/collective trusts and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees) — fair value of mutual funds and cash equivalents are based on quoted market prices in active markets that are classified as Level 1 in the valuation hierarchy defined by the accounting guidance; fair value of common/collective trusts are valued at net asset value ("NAV"), which is based on the fair value of the underlying securities owned by the fund divided by the number of shares outstanding.

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2019		2018
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$269.6	$269.6	$147.5	$147.5
Fixed rate debt	800.0	863.5	800.0	793.5
Total debt	$1,069.6	$1,133.1	$947.5	$941.0

Financial assets and liabilities measured at fair value on a recurring basis at December 31 were as follows:

Recurring fair value measurements	2019
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(3.4)	$—	$—	$(3.4)
Foreign currency contract assets	—	7.6	—	—	7.6
Deferred compensation plan assets	12.8	—	—	4.5	17.3
Total recurring fair value measurements	$12.8	$4.2	$—	$4.5	$21.5

Recurring fair value measurements	2018
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(2.6)	$—	$—	$(2.6)
Deferred compensation plan assets	19.1	—	—	4.0	23.1
Total recurring fair value measurements	$19.1	$(2.6)	$—	$4.0	$20.5

nVent Electric plc
Notes to consolidated and combined financial statements

11.	Income Taxes
Income before income taxes consisted of the following:

	Years ended December 31
In millions	2019	2018	2017
Federal (1)	$(21.1)	$(20.4)	$(19.9)
International (2)	278.5	289.1	333.2
Income before income taxes	$257.4	$268.7	$313.3

(1)	"Federal" reflects United Kingdom ("U.K.") income before income taxes.

(2)	"International" reflects non-U.K. income before income taxes.
The provision for income taxes consisted of the following:

	Years ended December 31
In millions	2019	2018	2017
Currently payable
Federal (1)	$—	$—	$1.0
International (2)	55.6	47.0	94.5
Total current taxes	55.6	47.0	95.5
Deferred
International (2)	(20.9)	(9.1)	(143.9)
Total deferred taxes	(20.9)	(9.1)	(143.9)
Total provision (benefit) for income taxes	$34.7	$37.9	$(48.4)

(1)	"Federal" represents U.K. taxes.

(2)	"International" represents non-U.K. taxes.
Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2019	2018	2017
Federal statutory income tax rate (1)	19.0%	19.0%	19.3%
Tax effect of international operations (2)	(1.8)	(5.8)	(5.9)
Change in valuation allowances	(3.6)	0.9	(2.2)
Non-deductible transaction costs	—	—	0.5
Excess tax benefits on stock-based compensation	(0.1)	—	(0.1)
Tax effect of U.S. tax reform	—	—	(27.0)
Effective tax rate	13.5%	14.1%	(15.4%)

(1)	The statutory rate for 2019, 2018 and 2017 reflects the U.K. statutory rate of 19.0%, 19.0% and 19.3%, respectively.

(2)	The tax effect of international operations consists of non-U.K. jurisdictions.

nVent Electric plc
Notes to consolidated and combined financial statements

Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2019	2018	2017
Beginning balance	$16.8	$24.6	$26.6
Gross increases for tax positions in prior periods	0.3	2.3	1.2
Gross decreases for tax positions in prior periods	(1.3)	(1.6)	(2.2)
Gross increases based on tax positions related to the current year	1.8	1.2	1.3
Gross decreases related to settlements with taxing authorities	(0.2)	(8.0)	(2.3)
Reductions due to statute expiration	(0.1)	(1.9)	(1.3)
Gross increases (decreases) due to currency fluctuations	(0.3)	0.2	1.3
Ending balance	$17.0	$16.8	$24.6

We record gross unrecognized tax benefits in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Included in the $17.0 million of total gross unrecognized tax benefits as of December 31, 2019 was $15.7 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2019 may decrease by a range of zero to $3.0 million during 2020, primarily as a result of the resolution of non-U.K. examinations and the expiration of various statutes of limitations.

Based on the outcome of tax examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. A number of tax periods from 2008 to present are under audit by tax authorities in various jurisdictions, including Canada, China, France, Germany and Romania. We anticipate that several of these audits may be concluded in the foreseeable future.

We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Net interest expense, respectively, in the Consolidated and Combined Statements of Operations and Comprehensive Income. As of December 31, 2019 and 2018, we have liabilities of $1.7 million and $1.7 million, respectively, for the possible payment of penalties and $3.0 million and $2.7 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.

No additional income taxes have been provided for any undistributed foreign earnings or outside basis difference inherent in subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as "temporary differences." We record the tax effect of these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in future periods) and "deferred tax liabilities" (generally items for which we received a tax deduction but the tax impact has not yet been recorded in the Consolidated and Combined Statements of Operations and Comprehensive Income).

Deferred taxes were recorded in the Consolidated Balance Sheets at December 31 as follows:

In millions	2019	2018
Other non-current assets	$40.9	$4.6
Deferred tax liabilities	237.8	224.8
Net deferred tax liabilities	$196.9	$220.2

nVent Electric plc
Notes to consolidated and combined financial statements

The tax effects of the major items recorded as deferred tax assets and liabilities at December 31 were as follows:

In millions	2019	2018
Deferred tax assets
Accrued liabilities and reserves	$10.4	$10.6
Pension and other post-retirement compensation and benefits	36.9	26.8
Employee compensation and benefits	11.8	12.8
Tax loss and credit carryforwards	138.1	143.0
Interest limitation	20.0	7.7
Other assets	9.0	—
Total deferred tax assets	226.2	200.9
Valuation allowance	125.3	137.8
Deferred tax assets, net of valuation allowance	100.9	63.1
Deferred tax liabilities
Property, plant and equipment	17.6	15.3
Goodwill and other intangibles	262.2	260.4
Other liabilities	18.0	7.6
Total deferred tax liabilities	297.8	283.3
Net deferred tax liabilities	$196.9	$220.2

Included in tax loss and credit carryforwards in the table above is a deferred tax asset of $3.1 million as of December 31, 2019 related to foreign tax credit carryover from the tax period ended December 31, 2017 and related to transition taxes. The entire amount is subject to a valuation allowance. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2027.

As of December 31, 2019, tax loss carryforwards of $460.7 million were available to offset future income. A valuation allowance of $117.0 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses relate to non-U.S. carryforwards which are subject to varying expiration periods. Non-U.S. carryforwards of $423.5 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2020.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.

We recorded an income tax benefit of $84.8 million in the fourth quarter of 2017, the period in which the legislation was enacted. The amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was a decrease to income tax expense of $122.0 million. Upon completion of our analysis of the impact of the Act, there were no adjustments to the amount recorded at December 31, 2017.

The amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was an increase to income tax expense of $32.9 million, which represents a decrease of $4.3 million compared to the provisional amount recorded at December 31, 2017.

12.	Benefit Plans
Pension and other post-retirement plans
We sponsor U.S. and non-U.S. defined-benefit pension and other post-retirement plans ("Direct Plans"). The defined benefit pension plans cover certain non-U.S. employees and retirees, and the pension benefits are based principally on an employee's years of service and/or compensation levels near retirement. In addition, we provide certain post-retirement health care and life insurance benefits. Generally, the post-retirement health care and life insurance plans require contributions from retirees.

nVent Electric plc
Notes to consolidated and combined financial statements

For periods prior to the separation, certain nVent employees participated in defined benefit pension plans and post-retirement health plans sponsored by the former Parent. For purposes of these consolidated and combined financial statements, nVent accounted for these plans as multi-employer benefit plans. Accordingly, the Company did not record an asset or liability to recognize the funded status of these plans. However, for periods prior to the separation, the Company recorded expense attributable to its employees who participate in these plans, as well as expense allocated for the former Parent’s corporate and shared functional employees. The total allocated expense was $2.7 million and $11.1 million for the years ended December 31, 2018 and 2017, respectively.

The following information is applicable to only Direct Plans.

Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2019 and 2018:

	Pension plans		Post-retirement health plan
In millions	2019	2018	2019	2018
Change in benefit obligations
Benefit obligation beginning of year	$199.5	$195.3	$16.2	$18.2
Service cost	5.9	5.8	0.1	0.1
Interest cost	4.0	4.2	0.6	0.6
Benefit obligations from new plans	—	1.6	—	—
Plan settlements	(0.5)	—	—	—
Actuarial loss (gain)	27.3	5.0	1.5	(2.0)
Foreign currency translation	(4.2)	(8.0)	—	—
Benefits paid	(5.0)	(4.4)	(1.1)	(0.7)
Plan transfer	(16.2)	—	—	—
Benefit obligation end of year	$210.8	$199.5	$17.3	$16.2
Change in plan assets
Fair value of plan assets beginning of year	$41.8	$42.2	$—	$—
Actual return on plan assets	3.0	(0.6)	—	—
Assets from new plans	—	0.7	—	—
Company contributions	5.2	6.1	1.1	0.6
Plan settlements	(0.5)	—	—	—
Foreign currency translation	0.4	(2.2)	—	—
Benefits paid	(5.0)	(4.4)	(1.1)	(0.6)
Plan transfer	(16.2)	—	—	—
Fair value of plan assets end of year	$28.7	$41.8	$—	$—
Funded status
Fair value of plan assets end of year	$28.7	$41.8	$—	$—
Benefit obligation end of year	210.8	199.5	17.3	16.2
Benefit obligations in excess of the fair value of plan assets	$(182.1)	$(157.7)	$(17.3)	$(16.2)

In the fourth quarter of 2019, we transferred all of our remaining benefit obligations and plan assets attributed to a pension plan in the U.K. to a third-party insurance company purchased through an annuity contract. The transfer of benefit obligations and plan assets are reflected in the Plan transfer lines in the table above.

nVent Electric plc
Notes to consolidated and combined financial statements

Amounts recorded in the Consolidated Balance Sheets at December 31 were as follows:

	Pension plans		Post-retirement health plan
In millions	2019	2018	2019	2018
Other non-current assets	$1.7	$1.0	$—	$—
Current liabilities	(3.7)	(3.8)	(1.2)	(1.2)
Non-current liabilities	(180.1)	(154.9)	(16.1)	(15.0)
Benefit obligations in excess of the fair value of plan assets	$(182.1)	$(157.7)	$(17.3)	$(16.2)

The accumulated benefit obligation for all defined benefit plans was $199.5 million and $191.2 million at December 31, 2019 and 2018, respectively.

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2019	2018	2019	2018
Projected benefit obligation	$198.3	$188.7	$198.3	$185.8
Fair value of plan assets	14.6	30.0	14.6	27.4
Accumulated benefit obligation	N/A	N/A	187.1	177.8

Components of net periodic benefit expense for our pension plans were as follows:

	Years ended December 31
In millions	2019	2018	2017
Service cost	$5.9	$5.8	$6.3
Interest cost	4.0	4.2	4.0
Expected return on plan assets	(1.1)	(1.4)	(1.4)
Net actuarial loss (gain)	25.4	7.5	(6.8)
Net periodic benefit expense	$34.2	$16.1	$2.1

Components of net periodic benefit expense for our post-retirement plan for the years ended December 31, 2019, 2018 and 2017, were not material.
Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension plans			Post-retirement health plan
Percentages	2019	2018	2017	2019	2018	2017
Discount rate	1.54%	2.25%	2.25%	3.08%	4.10%	3.40%
Rate of compensation increase	2.97%	2.97%	2.98%	—	—	—

Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31 were as follows:

	Pension plans			Post-retirement health plan
Percentages	2019	2018	2017	2019	2018	2017
Discount rate	2.25%	2.25%	2.06%	4.10%	3.40%	3.80%
Expected long-term return on plan assets	4.15%	3.45%	3.38%	—	—	—
Rate of compensation increase	2.97%	2.98%	2.97%	—	—	—

nVent Electric plc
Notes to consolidated and combined financial statements

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
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rates on our pension plans ranged from 0.25% to 3.25%, 0.50% to 4.25% and 0.50% to 3.50% in 2019, 2018 and 2017, respectively. The discount rates are determined by matching high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. There are no known or anticipated changes in our discount rate assumptions that will materially impact our pension expense in 2020.
Expected rates of return
The expected rates of return on our pension plan assets ranged from 1.00% to 5.25%, 1.00% to 5.50% and 1.00% to 5.50% in 2019, 2018 and 2017, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
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
Asset allocation
The majority of our pension plan assets are invested in fixed income and equity securities which is consistent with our investment policy goals. Actual investments for our pension plans as of December 31 were as follows:

	Actual
Percentages	2019	2018
Equity securities	43%	23%
Fixed income	42%	65%
Alternative investments	11%	8%
Cash equivalents	4%	4%

Fair value measurement
The fair values of our pension plan assets as of December 31 were as follows:

In millions	2019	2018
Cash equivalents	$1.2	$1.5
Fixed income:
Corporate and non U.S. government	11.9	27.1
Other investments (alternative investments)	3.1	3.5
Total investments at fair value	$16.2	$32.1
Investments measured at net asset value (equity securities)	12.5	9.7
Total	$28.7	$41.8

nVent Electric plc
Notes to consolidated and combined financial statements

Valuation methodologies used for investments measured at fair value, each of which is classified as Level 2 in the fair value hierarchy, were as follows:

•	cash equivalents — Cash equivalents consist of investments in commingled funds valued based on observable market data.

•
fixed income — Investments in corporate bonds, government securities, mortgages and asset backed securities were valued based upon quoted market prices for similar securities and other observable market data. Investments in commingled funds were generally valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service.

•
other investments — Other investments include investments in commingled funds with diversified investment strategies. Investments in commingled funds were valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service.

Cash flows
Contributions
Pension contributions to the Direct Plans totaled $5.2 million and $6.1 million in 2019 and 2018, respectively. The 2020 expected contributions will equal or exceed our minimum funding requirements of $6.7 million.
Estimated future benefit payments
The following benefit payments, which reflect expected future service or payout from termination, as appropriate, are expected to be paid by the plans for the years ended December 31 as follows:

In millions	Pension plans	Post-retirement health plan
2020	$4.6	$1.2
2021	5.0	1.2
2022	7.4	1.2
2023	5.2	1.2
2024	6.9	1.2
Thereafter	37.2	5.3

Savings plan
Effective January 1, 2019, nVent established and is the plan sponsor of a 401(k) retirement plan (nVent Management Company Retirement Savings and Incentive Plan or "401(k) plan") and employee share ownership plan (nVent Electric plc Employee Stock Purchase and Bonus Plan). The 401(k) plan covers certain union and all non-union U.S. employees who met certain age requirements. Under the 401(k) plan, eligible U.S. employees could voluntarily contribute a percentage of their eligible compensation and we match contributions made by employees who met certain eligibility and service requirements. The eligibility criteria and benefits provided by the plans sponsored by nVent are consistent with the provisions of the plans sponsored by the former Parent. During 2019, the matching contribution was 100% of eligible employee contributions for the first 5% of eligible contributions contributed as pre-tax contribution. Expense for the 401(k) plan was $10.9 million in 2019.

During 2018 and 2017, certain U.S. nVent employees were eligible to participate in a 401(k) plan with an employee share ownership ("ESOP") bonus component, sponsored by the former Parent. During 2017, the matching contribution was 100% of eligible employee contributions for the first 1% of eligible compensation and 50% of the next 5% of eligible compensation. In addition to the matching contribution, all employees who met certain service requirements received a discretionary ESOP contribution equal to 1.5% of annual eligible compensation. During 2018, the matching contribution was 100% of eligible employee contributions for the first 5% of eligible contributions contributed as pre-tax contribution. Expense was $10.5 million in 2018, and the allocated expense for the Company was $7.1 million in 2017.

13.	Shareholders' Equity
Authorized shares
Our authorized share capital consists of 400.0 million ordinary shares with a par value of $0.01 per share.

nVent Electric plc
Notes to consolidated and combined financial statements

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

During the year ended December 31, 2018, we repurchased 2.4 million of our ordinary shares for $59.0 million under the 2018 authorization. During the year ended December 31, 2019, we repurchased 9.0 million of our ordinary shares for $232.7 million under the 2018 Authorization. As of December 31, 2019 and 2018, outstanding share repurchases recorded in Accounts payable were zero and $3.0 million, respectively.

As of December 31, 2019, we had $588.3 million available for repurchases under the 2018 and 2019 Authorizations, which totaled $880.0 million.
Dividends
Dividends paid per ordinary share were $0.70 and $0.35 for the years ended December 31, 2019 and 2018, respectively.

On December 10, 2019, the Board of Directors declared a quarterly cash dividend of $0.175 that was paid on February 7, 2020 to shareholders of record at the close of business on January 24, 2020. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $29.7 million and $31.0 million at December 31, 2019 and 2018, respectively.

On February 25, 2020, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May 8, 2020 to shareholders of record at the close of business on April 24, 2020.

14.	Segment Information
We classify our operations into the following business segments based primarily on types of products offered and markets served:

•
Enclosures — The Enclosures segment provides inventive solutions that protect, connect and manage heat in critical electronics, communication, control, and power equipment. From metallic and non-metallic enclosures to cabinets, subracks and backplanes, it offers the physical infrastructure to host, connect and protect server and network equipment, as well as indoor and outdoor protection for test and measurement, aerospace and defense applications in industrial, infrastructure, energy and commercial verticals.

•
Thermal Management —The Thermal Management segment provides electric thermal solutions that connect and protect critical buildings, infrastructure, industrial processes and people. Its thermal management systems include heat tracing, floor heating, fire-rated and specialty wiring, sensing and snow melting and de-icing solutions for use in industrial, commercial & residential, energy and infrastructure verticals. It's highly reliable and easy to install solutions lower total cost of ownership to building owners, facility managers, operators and end users.

•
Electrical & Fastening Solutions — The Electrical & Fastening Solutions segment provides fastening solutions that connect and protect electrical and mechanical systems and civil structures. Its engineered electrical and fastening products are innovative cost efficient and labor saving connections that are used across a wide range of verticals, including commercial, industrial, infrastructure and energy.

Other — Other is primarily composed of unallocated corporate expenses, our captive insurance subsidiary and intermediate finance companies.
The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on the net sales and segment income (loss) and use a variety of ratios to measure performance of our reporting segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Segment income (loss) represents operating income exclusive of intangible amortization, separation costs, costs of restructuring activities, "mark-to-market" gain/loss for pension and other post-retirement plans, impairments and other unusual non-operating items.

nVent Electric plc
Notes to consolidated and combined financial statements

Financial information by reportable segment is included in the following summary:

	Net sales			Segment income (loss)
In millions	2019	2018	2017	2019	2018	2017
Enclosures	$1,033.8	$1,019.7	$934.9	$181.3	$174.8	$164.6
Thermal Management	590.6	623.2	622.2	145.3	154.2	147.3
Electrical & Fastening Solutions	579.6	570.7	540.8	149.7	144.5	140.7
Other	—	—	—	(52.0)	(49.1)	(29.6)
Consolidated	$2,204.0	$2,213.6	$2,097.9	$424.3	$424.4	$423.0
No customer accounted for more than 10% of net sales in 2019, 2018, or 2017.

	Identifiable assets			Depreciation
In millions	2019	2018	2017	2019	2018	2017
Enclosures	$787.0	$665.9	$672.3	$16.1	$15.9	$16.0
Thermal Management	1,543.7	1,557.1	1,800.9	7.9	8.6	8.7
Electrical & Fastening Solutions	2,129.3	2,157.7	2,189.0	9.1	10.1	9.6
Other	180.3	172.0	62.8	2.3	1.6	2.2
Consolidated	$4,640.3	$4,552.7	$4,725.0	$35.4	$36.2	$36.5

	Capital expenditures
In millions	2019	2018	2017
Enclosures	$15.3	$13.3	$21.7
Thermal Management	6.8	5.1	4.9
Electrical & Fastening Solutions	13.3	7.9	5.2
Other	3.4	13.2	—
Consolidated	$38.8	$39.5	$31.8

The following table presents a reconciliation of consolidated and combined segment income to consolidated and combined income before income taxes for the years ended December 31:

In millions	2019	2018	2017
Segment income	$424.3	$424.4	$423.0
Restructuring and other	(24.2)	(7.7)	(13.0)
Intangible amortization	(61.4)	(60.9)	(61.4)
Pension and other post-retirement mark-to-market (loss) gain	(27.3)	(7.0)	3.0
Acquisition transaction and integration costs	(2.4)	—	—
Inventory step-up amortization	(3.2)	—	—
Trade name impairment	—	—	(16.4)
Separation costs	—	(45.0)	(16.1)
Interest expense, net	(44.7)	(31.2)	(0.2)
Other expense	(3.7)	(3.9)	(5.6)
Income before income taxes	$257.4	$268.7	$313.3

nVent Electric plc
Notes to consolidated and combined financial statements

15.	Leases
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
During the years ended December 31, 2019, 2018 and 2017, rent expense was $19.8 million, $15.8 million and $17.6 million, respectively, primarily related to operating lease costs. Costs associated with short-term leases, variable rent and subleases were immaterial.
Our leases have remaining lease terms of one to ten years, some of which include options to extend the leases for up to five years. Renewal options that are reasonably certain to be exercised are included in the lease term. The incremental borrowing rate is used in determining the present value of lease payments, unless an implicit rate is specified. Incremental borrowing rates on a collateralized basis are determined based on the economic environment in which leases are denominated and the lease term. The weighted average remaining lease term and weighted average discount rate as of December 31, 2019 were as follows:

December 31, 2019
Weighted average remaining lease term
Operating leases	5 years
Weighted average discount rate
Operating leases	4.0%

Future lease payments under non-cancelable operating leases as of December 31, 2019 were as follows:

In millions
2020	$16.7
2021	11.4
2022	7.5
2023	4.4
2024	3.5
Thereafter	10.9
Total lease payments	54.4
Less imputed interest	(6.0)
Total reported lease liability	$48.4

As of December 31, 2019, we have no material additional operating leases that have not yet commenced.
Future minimum lease commitments under non-cancelable operating leases based on accounting standards applicable as of December 31, 2018 were as follows:

In millions
2019	$16.2
2020	12.6
2021	8.0
2022	5.6
2023	2.7
Thereafter	9.6
Total	$54.7

nVent Electric plc
Notes to consolidated and combined financial statements

Supplemental cash flow information related to operating leases was as follows:

Year ended
In millions	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$18.0
Lease right-of-use assets obtained in exchange for new lease liabilities	15.5

Supplemental balance sheet information related to operating leases was as follows:

In millions	Classification	December 31, 2019	January 1, 2019
Assets
Lease right-of-use assets	Other non-current assets	$44.2	$44.2
Liabilities
Current lease liabilities	Other current liabilities	$14.7	$13.6
Non-current lease liabilities	Other non-current liabilities	33.7	34.8
Total lease liabilities		$48.4	$48.4

16.	Commitments and Contingencies
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of December 31, 2019 and 2018 was not material.

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
As of December 31, 2019 and 2018, the outstanding value of bonds, letters of credit and bank guarantees totaled $70.0 million and $75.8 million, respectively.

nVent Electric plc
Notes to consolidated and combined financial statements

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

17.	Selected Quarterly Data (Unaudited)
The following tables present 2019 and 2018 quarterly financial information:

	2019
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$538.0	$539.5	$559.8	$566.7	$2,204.0
Gross profit	209.9	212.2	224.1	219.6	865.8
Operating income	77.5	87.0	86.1	82.5	333.1
Net income	56.4	60.9	59.9	45.5	222.7
Earnings per ordinary share (1)
Basic	$0.32	$0.36	$0.35	$0.27	$1.30
Diluted	$0.32	$0.35	$0.35	$0.27	$1.29

	2018
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$538.9	$542.7	$563.9	$568.1	$2,213.6
Gross profit	208.9	219.4	229.1	218.7	876.1
Operating income	65.6	65.3	93.7	86.2	310.8
Net income	52.3	43.3	68.2	67.0	230.8
Earnings per ordinary share (1)
Basic	$0.29	$0.24	$0.38	$0.38	$1.29
Diluted	$0.29	$0.24	$0.38	$0.37	$1.28

(1)
Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average ordinary shares outstanding during that period. The computations of basic and diluted earnings per share for periods prior to the separation were calculated using the shares that were distributed to Pentair shareholders upon the separation.

Fourth quarter 2019 includes a decrease in net income of $27.3 million related to a "mark-to-market" actuarial loss on pension and other post-retirement plans. First quarter 2018 includes $9.7 million of separation costs and $2.8 million of restructuring and other costs. Second quarter 2018 includes $24.8 million of separation costs and $2.3 million of restructuring and other costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.  CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2019, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2019 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.  OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2020 annual general meeting of shareholders under the captions "Proposal 1 Re-elect Director Nominees" and "Corporate Governance Matters," and is incorporated herein by reference.
Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption "Information About Our Executive Officers."
Our Board of Directors has adopted nVent's Code of Business Conduct and Ethics and designated it as the code of ethics for the Company's Chief Executive Officer and senior financial officers. The Code of Business Conduct and Ethics also applies to all employees and directors in accordance with New York Stock Exchange Listing Standards. We have posted a copy of nVent's Code of Business Conduct and Ethics on our website at https://investors.nvent.com/corporate-governance/. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to or waivers from, nVent's Code of Business Conduct and Ethics by posting such information on our website at https://investors.nvent.com/corporate-governance/.
We are not including the information contained on our website as part of, or incorporating it by reference into, this report.
ITEM 11. EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2020 annual general meeting of shareholders under the captions "Corporate Governance Matters - Director Compensation," "Compensation Committee Report," "Compensation Discussion and Analysis," and "Executive Compensation Tables" and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2020 annual general meeting of shareholders under the caption "Security Ownership" and is incorporated herein by reference.
The following table summarizes, as of December 31, 2019, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2018 Omnibus Incentive Plan	2,528,680	(1)	$27.75	(2)	3,346,054	(3)
Total	2,528,680		$27.75		3,346,054

(1)	Consists of 1,766,295 shares subject to stock options, 387,929 shares subject to restricted stock units and 374,456 shares subject to performance share awards.

(2)	Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units or performance share units.

(3)	Represents securities remaining available for issuance under the 2018 Omnibus Incentive Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2020 annual general meeting of shareholders under the captions "Proposal 1 Re-elect Director Nominees - Director Independence" and "Corporate Governance Matters - The Board's Role and Responsibilities - Policies and Procedures Regarding Related Person Transactions" and is incorporated herein by reference.
ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2020 annual general meeting of shareholders under the caption "Proposal 4 Ratify, by Non-Binding Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditor of nVent Electric plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditor's Remuneration" and is incorporated herein by reference.

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

4.5
Credit Agreement, dated as of March 23, 2018, among nVent Electric plc, nVent Finance S.à r.l., Hoffman Schroff Holdings, Inc. (formerly known as Pentair Technical Products Holdings, Inc.) and the lenders and agents party thereto (incorporated by reference to Exhibit 4.4 to Amendment No. 4 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on March 26, 2018 (File No. 001-38265)).

4.6
Amendment No. 1, dated as of December 20, 2019, to Credit Agreement, dated as of March 23, 2018, among nVent Electric plc, nVent Finance S.à r.l., Hoffman Schroff Holdings, Inc. (formerly known as Pentair Technical Products Holdings, Inc) and the lenders and agents party thereto.

4.7	Description of Securities.

10.1
nVent Electric plc 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.2
Form of Executive Officer Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.3
Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.4
Form of Executive Officer Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.5
nVent Electric plc Management Incentive Plan (incorporated by reference to Exhibit 10.5 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.6
Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.7
Form of Key Executive Employment and Severance Agreement for Beth A. Wozniak, Michael B. Faulconer, Lynnette R. Heath, Jon D. Lammers, Elizabeth C. Noonan, Aravind Padmanabhan, Joseph A. Ruzynski, Randolph A. Wacker, and Sara E. Zawoyski (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.8
nVent Electric plc Employee Stock Purchase and Bonus Plan, as amended and restated January 1, 2019.* (incorporated by reference to Exhibit 10.8 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 19, 2019 (File No. 001-38265)).*

10.9
nVent Management Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.10
nVent Electric plc Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.11
nVent Management Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.12
Flow Control Supplemental Savings and Retirement Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.13
Form of Deed of Indemnification for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.14
Form of Indemnification Agreement for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.15
Form of Key Executive Employment and Severance Agreement for Robert J. van der Kolk (incorporated by reference to Exhibit 10.15 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 26, 2018 (File No. 001-38625)).*

10.16
Separation Agreement and Release, dated October 1, 2019, between Stacy P. McMahan and nVent Management Company (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on October 30, 2019 (File No. 001-38625)).*

10.17	Separation Agreement and Release, dated November 7, 2019, between Thomas F. Pettit and nVent Management Company.*

10.18
nVent Electric plc Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.17 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 19, 2019 (File No. 001-38265)).*

10.19	nVent Management Company Severance Plan for Executives effective March 1, 2019, as amended effective December 9, 2019.*

21	List of nVent Electric plc subsidiaries.

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from nVent Electric plc's Annual Report on Form 10-K for the year ended December 31, 2019 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated and Combined Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017, (ii) the Consolidated Balance Sheets as of December 31, 2019 and 2018, (iii) the Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017, (iv) the Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017 and (v) the Notes to the Consolidated and Combined Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.
ITEM 16.  FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2020.

NVENT ELECTRIC PLC

By	/s/ Sara E. Zawoyski
Sara E. Zawoyski
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 25, 2020.

Signature	Title
/s/ Beth A. Wozniak	Chief Executive Officer and Director
Beth A. Wozniak

/s/ Sara E. Zawoyski	Executive Vice President and Chief Financial Officer
Sara E. Zawoyski

/s/ Randolph A. Wacker	Senior Vice President, Chief Accounting Officer and Treasurer
Randolph A. Wacker

*	Director
Brian M. Baldwin

*	Director
Jerry W. Burris

*	Director
Susan M. Cameron

*	Director
Michael L. Ducker

*	Director
David H. Y. Ho

*	Director
Randall J. Hogan

*	Director
Ronald L. Merriman

*	Director
William T. Monahan

*	Director
Herbert K. Parker

*By	/s/ Jon D. Lammers
Jon D. Lammers
Attorney-in-fact