Form 10-Q
period 2020-03-31
nVent Electric plc
filed 2020-04-29
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 31, 2020, 169,849,544 shares of Registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended
In millions, except per-share data	March 31, 2020	March 31, 2019
Net sales	$520.9	$538.0
Cost of goods sold	325.6	328.1
Gross profit	195.3	209.9
Selling, general and administrative	123.1	120.1
Research and development	11.9	12.3
Operating income	60.3	77.5
Net interest expense	9.9	10.5
Other expense	0.8	0.9
Income before income taxes	49.6	66.1
Provision for income taxes	31.0	9.7
Net income	$18.6	$56.4
Comprehensive income, net of tax
Net income	$18.6	$56.4
Changes in cumulative translation adjustment	(23.5)	3.0
Changes in market value of derivative financial instruments, net of tax	17.0	(6.2)
Comprehensive income	$12.1	$53.2
Earnings per ordinary share
Basic	$0.11	$0.32
Diluted	$0.11	$0.32
Weighted average ordinary shares outstanding
Basic	169.8	176.5
Diluted	171.0	178.2
Cash dividends paid per ordinary share	$0.175	$0.175
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2020	December 31, 2019
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$187.9	$106.4
Accounts and notes receivable, net of allowances of $5.7 and $5.4, respectively	333.1	334.3
Inventories	249.0	244.7
Other current assets	115.8	113.3
Total current assets	885.8	798.7
Property, plant and equipment, net	278.6	284.5
Other assets
Goodwill	2,290.8	2,279.1
Intangibles, net	1,154.4	1,160.5
Other non-current assets	120.6	117.5
Total other assets	3,565.8	3,557.1
Total assets	$4,730.2	$4,640.3
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$18.8	$17.5
Accounts payable	150.9	187.1
Employee compensation and benefits	60.9	71.9
Other current liabilities	178.6	185.7
Total current liabilities	409.2	462.2
Other liabilities
Long-term debt	1,192.4	1,047.1
Pension and other post-retirement compensation and benefits	208.2	207.2
Deferred tax liabilities	254.0	237.8
Other non-current liabilities	89.8	93.5
Total liabilities	2,153.6	2,047.8
Equity
Ordinary shares $0.01 par value, 400.0 authorized, 169.8 and 169.5 issued at March 31, 2020 and December 31, 2019, respectively	1.7	1.7
Additional paid-in capital	2,504.5	2,502.7
Retained earnings	175.5	186.7
Accumulated other comprehensive loss	(105.1)	(98.6)
Total equity	2,576.6	2,592.5
Total liabilities and equity	$4,730.2	$4,640.3
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2020	March 31, 2019
Operating activities
Net income	$18.6	$56.4
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	9.6	8.4
Amortization	16.0	15.1
Deferred income taxes	26.0	(2.1)
Share-based compensation	1.9	4.3
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(2.6)	(1.5)
Inventories	(6.1)	(16.8)
Other current assets	(5.7)	(8.8)
Accounts payable	(33.3)	(40.8)
Employee compensation and benefits	(9.3)	(11.2)
Other current liabilities	(8.6)	(2.5)
Other non-current assets and liabilities	0.2	(13.6)
Net cash provided by (used for) operating activities	6.7	(13.1)
Investing activities
Capital expenditures	(10.2)	(9.2)
Proceeds from sale of property and equipment	1.1	6.0
Acquisitions, net of cash acquired	(27.0)	—
Net cash provided by (used for) investing activities	(36.1)	(3.2)
Financing activities
Net receipts of revolving long-term debt	150.0	—
Repayments of long-term debt	(3.8)	(2.5)
Dividends paid	(29.7)	(31.0)
Shares issued to employees, net of shares withheld	3.0	1.0
Repurchases of ordinary shares	(3.2)	(76.1)
Net cash provided by (used for) financing activities	116.3	(108.6)
Effect of exchange rate changes on cash and cash equivalents	(5.4)	(1.5)
Change in cash and cash equivalents	81.5	(126.4)
Cash and cash equivalents, beginning of period	106.4	159.0
Cash and cash equivalents, end of period	$187.9	$32.6
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2019	169.5	$1.7	$2,502.7	$186.7	$(98.6)	$2,592.5
Net income	—	—	—	18.6	—	18.6
Other comprehensive income (loss), net of tax	—	—	—		(6.5)	(6.5)
Dividends declared	—	—	—	(29.8)	—	(29.8)
Share repurchases	(0.2)	—	(3.2)	—	—	(3.2)
Exercise of options, net of shares tendered for payment	0.3	—	6.4	—	—	6.4
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(3.3)	—	—	(3.3)
Share-based compensation	—	—	1.9	—	—	1.9
Balance - March 31, 2020	169.8	$1.7	$2,504.5	$175.5	$(105.1)	$2,576.6

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2018	177.2	$1.8	$2,709.7	$83.4	$(107.8)	$2,687.1
Net income	—	—	—	56.4	—	56.4
Other comprehensive income (loss), net of tax	—	—	—	—	(3.2)	(3.2)
Dividends declared	—	—	—	(30.6)	—	(30.6)
Share repurchases	(3.0)	(0.1)	(79.8)	—	—	(79.9)
Exercise of options, net of shares tendered for payment	0.3	—	3.6	—	—	3.6
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(2.6)	—	—	(2.6)
Share-based compensation	—	—	4.3	—	—	4.3
Balance - March 31, 2019	174.7	$1.7	$2,635.2	$109.2	$(111.0)	$2,635.1
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements of nVent have been prepared following the requirements of the Securities and Exchange Commission ("SEC") for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the United States of America ("GAAP") can be condensed or omitted.
We are responsible for the unaudited condensed consolidated financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated and combined financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2019.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Additionally, in March 2020, the World Health Organization declared novel coronavirus 2019 (“COVID-19”) a pandemic. The broader implication of COVID-19 on our results of operations and overall financial performance remains uncertain. We may experience constrained supply or reduced customer demand that could materially adversely impact our business, financial condition, results of operations and overall financial performance in future periods.
Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Adoption of new accounting standards
In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors. This amended rule narrows the circumstances that require separate financial statements or summarized financial disclosures of subsidiary issuers and guarantors and simplifies the summarized disclosures required in lieu of those statements. As a result of this amended rule, we have included narrative disclosures in lieu of separate financial statements and summarized financial disclosures as amounts presented in the summarized financial information would not be material because the guarantor and subsidiary issuer do not have material independent assets and operations unrelated to investments in consolidated subsidiaries.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

2.Revenue
Disaggregation of revenue
We disaggregate our revenue from contracts with customers by geographic location and vertical for each of our segments, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended March 31, 2020
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$174.1	$70.6	$102.5	$347.2
Developed Europe (1)	61.9	29.6	27.2	118.7
Developing (2)	19.4	16.9	8.7	45.0
Other Developed (3)	3.1	3.4	3.5	10.0
Total	$258.5	$120.5	$141.9	$520.9

	Three months ended March 31, 2019
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$180.4	$83.9	$97.4	$361.7
Developed Europe (1)	50.9	35.1	26.6	112.6
Developing (2)	21.7	21.0	10.1	52.8
Other Developed (3)	2.5	5.1	3.3	10.9
Total	$255.5	$145.1	$137.4	$538.0
(1) Developed Europe includes Western Europe and Eastern Europe included in European Union.
(2) Developing includes China, Eastern Europe not included in European Union, Latin America, Middle East and Southeast Asia.
(3) Other Developed includes Australia and Japan.
Vertical net sales information was as follows:

	Three months ended March 31, 2020
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$156.5	$46.5	$26.0	$229.0
Commercial & Residential	31.7	39.8	82.1	153.6
Energy	26.8	32.6	15.0	74.4
Infrastructure	43.5	1.6	18.8	63.9
Total	$258.5	$120.5	$141.9	$520.9

	Three months ended March 31, 2019
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$155.1	$58.7	$26.7	$240.5
Commercial & Residential	22.6	44.5	79.9	147.0
Energy	25.9	40.1	13.5	79.5
Infrastructure	51.9	1.8	17.3	71.0
Total	$255.5	$145.1	$137.4	$538.0

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

Contract balances
Contract assets and liabilities consisted of the following:

In millions	March 31, 2020	December 31, 2019	$ Change	% Change
Contract assets	$61.1	$69.4	$(8.3)	(12.0)%
Contract liabilities	14.6	13.7	0.9	6.6%
Net contract assets	$46.5	$55.7	$(9.2)	(16.5)%

The $9.2 million decrease in net contract assets from December 31, 2019 to March 31, 2020 was primarily the result of timing of milestone payments. The majority of our contract liabilities at December 31, 2019 were recognized in revenue during the three months ended March 31, 2020. There were no impairment losses recognized on our contract assets for the three months ended March 31, 2020.
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On March 31, 2020, we had $82.3 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

3.Restructuring
During the three months ended March 31, 2020 and the year ended December 31, 2019, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Specifically in the first three months of 2020, the initiatives were executed primarily in response to the decrease in expected demand attributed to the effect of the COVID-19 pandemic and significant decline in oil and gas prices. Initiatives during the three months ended March 31, 2020 included the reduction in hourly and salaried headcount of approximately 100 employees.
Restructuring related costs included in Selling, general and administrative expense in the Condensed Consolidated Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019
Severance and related costs	$3.5	$2.8
Other	0.8	0.8
Total restructuring costs	$4.3	$3.6
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019
Enclosures	$3.1	$—
Thermal Management	1.1	2.0
Electrical & Fastening Solutions	—	0.9
Other	0.1	0.7
Total	$4.3	$3.6

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the three months ended March 31, 2020:

In millions	March 31, 2020
Beginning balance	$9.5
Costs incurred	3.5
Cash payments and other	(3.1)
Ending balance	$9.9

4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 31, 2020	March 31, 2019
Net income	$18.6	$56.4
Weighted average ordinary shares outstanding
Basic	169.8	176.5
Dilutive impact of stock options, restricted stock units and performance share units	1.2	1.7
Diluted	171.0	178.2
Earnings per ordinary share
Basic earnings per ordinary share	$0.11	$0.32
Diluted earnings per ordinary share	$0.11	$0.32
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	2.9	1.9

5.Acquisitions
On August 30, 2019, we completed the acquisition of Eldon Holding AB ("Eldon") for $127.8 million, net of cash acquired. Eldon, now part of our Enclosures segment, is an innovative European based manufacturer of enclosures that protect sensitive electrical, electronic and data and telecommunications components.

The excess purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $45.6 million, none of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $46.7 million of definite-lived customer relationships with an estimated useful life of 17 years. The preliminary purchase price allocation is subject to further refinement, primarily related to the impacts associated with income taxes and other accruals, and may require significant adjustments to arrive at the final purchase price allocation.

Eldon's net sales for the quarter ended March 31, 2020 were $26.2 million.

On February 10, 2020, we acquired substantially all of the assets of WBT LLC ("WBT") for approximately $30.0 million in cash, subject to purchase price adjustments and a holdback. The U.S. based WBT business manufactures high-quality cable tray systems that will be marketed as part of the nVent CADDY product line within our Electrical & Fastening Solutions segment and nVent HOFFMAN product line within our Enclosures segment.

The excess purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $13.9 million, substantially all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $11.3 million of definite-lived customer relationships with an estimated useful life of 12 years.

The pro forma impact of these acquisitions is not material.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

6.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2019	Acquisitions/ divestitures	Foreign currency translation/other	March 31, 2020
Enclosures	$315.4	$0.5	$(0.2)	$315.7
Thermal Management	925.5	—	(2.5)	923.0
Electrical & Fastening Solutions	1,038.2	13.9	—	1,052.1
Total goodwill	$2,279.1	$14.4	$(2.7)	$2,290.8
Identifiable intangible assets consisted of the following:

	March 31, 2020			December 31, 2019
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,205.5	$(340.9)	$864.6	$1,197.9	$(326.1)	$871.8
Proprietary technology and patents	16.3	(7.8)	8.5	14.8	(7.4)	7.4
Total definite-life intangibles	1,221.8	(348.7)	873.1	1,212.7	(333.5)	879.2
Indefinite-life intangibles
Trade names	281.3	—	281.3	281.3	—	281.3
Total intangibles	$1,503.1	$(348.7)	$1,154.4	$1,494.0	$(333.5)	$1,160.5

Identifiable intangible asset amortization expense was $16.0 million and $15.1 million for the three months ended March 31, 2020 and 2019, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2020 and the next five years is as follows:

	Q2-Q4
In millions	2020	2021	2022	2023	2024	2025
Estimated amortization expense	$48.0	$62.9	$62.8	$62.6	$62.0	$62.0

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

7.Supplemental Balance Sheet Information

In millions	March 31, 2020	December 31, 2019
Inventories
Raw materials and supplies	$71.6	$67.1
Work-in-process	27.6	25.6
Finished goods	149.8	152.0
Total inventories	$249.0	$244.7
Other current assets
Contract assets	$61.1	$69.4
Prepaid expenses	37.0	32.5
Prepaid income taxes	15.3	9.0
Other current assets	2.4	2.4
Total other current assets	$115.8	$113.3
Property, plant and equipment, net
Land and land improvements	$39.6	$40.6
Buildings and leasehold improvements	176.1	181.6
Machinery and equipment	444.0	440.4
Construction in progress	16.6	16.5
Total property, plant and equipment	676.3	679.1
Accumulated depreciation and amortization	397.7	394.6
Total property, plant and equipment, net	$278.6	$284.5
Other non-current assets
Deferred compensation plan assets	$13.8	$17.3
Lease right-of-use assets	43.9	44.2
Deferred tax assets	30.8	40.9
Other non-current assets	32.1	15.1
Total other non-current assets	$120.6	$117.5
Other current liabilities
Dividends payable	$29.7	$29.7
Accrued rebates	31.8	44.1
Contract liabilities	14.6	13.7
Accrued taxes payable	18.9	24.8
Current lease liabilities	14.5	14.7
Other current liabilities	69.1	58.7
Total other current liabilities	$178.6	$185.7
Other non-current liabilities
Income taxes payable	$34.5	$31.9
Deferred compensation plan liabilities	13.8	17.3
Non-current lease liabilities	33.6	33.7
Other non-current liabilities	7.9	10.6
Total other non-current liabilities	$89.8	$93.5

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

8.Derivatives and Financial Instruments
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

At March 31, 2020 and December 31, 2019, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $27.4 million and $34.5 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Income and Comprehensive Income was not material for any period presented.

Cross currency swaps
At both March 31, 2020 and December 31, 2019, we had outstanding cross currency swap agreements with a combined notional amount of $303.5 million. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. At March 31, 2020 and December 31, 2019, we had deferred foreign currency gains of $18.9 million and $1.9 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.

Fair value of financial instruments
The following methods were used to estimate the fair values of each class of financial instruments:
•short-term financial instruments (cash and cash equivalents, accounts and notes receivable, accounts and notes payable and variable-rate debt) — recorded amount approximates fair value because of the short maturity period;
•long-term fixed-rate debt, including current maturities — fair value is based on market quotes available for issuance of debt with similar terms, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance;
•foreign currency contract agreements — fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance; and
•deferred compensation plan assets (mutual funds, common/collective trusts and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees) — fair value of mutual funds and cash equivalents are based on quoted market prices in active markets that are classified as Level 1 in the valuation hierarchy defined by the accounting guidance; fair value of common/collective trusts are valued at net asset value ("NAV"), which is based on the fair value of underlying securities owned by the fund divided by the number of shares outstanding.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2020		December 31, 2019
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$415.9	$415.9	$269.6	$269.6
Fixed rate debt	800.0	842.0	800.0	863.5
Total debt	$1,215.9	$1,257.9	$1,069.6	$1,133.1

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	March 31, 2020
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(0.2)	$—	$—	$(0.2)
Foreign currency contract assets	—	21.0	—	—	21.0
Deferred compensation plan assets	9.8	—	—	4.0	13.8
Total recurring fair value measurements	$9.8	$20.8	$—	$4.0	$34.6

Recurring fair value measurements	December 31, 2019
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(3.4)	$—	$—	$(3.4)
Foreign currency contract assets	—	7.6	—	—	7.6
Deferred compensation plan assets	12.8	—	—	4.5	17.3
Total recurring fair value measurements	$12.8	$4.2	$—	$4.5	$21.5

9.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at March 31, 2020	Maturity Year	March 31, 2020	December 31, 2019
Revolving credit facility	2.330%	2023	$284.6	$134.6
Senior notes - fixed rate	3.950%	2023	300.0	300.0
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Term loan facility	2.304%	2023	131.3	135.0
Unamortized debt issuance costs and discounts	N/A	N/A	(4.7)	(5.0)
Total debt			1,211.2	1,064.6
Less: Current maturities and short-term borrowings			(18.8)	(17.5)
Long-term debt			$1,192.4	$1,047.1

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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

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
In March 2020, as a proactive measure to maximize our liquidity in response to the effect of the COVID-19 pandemic, we drew down $150.0 million on our Revolving Credit Facility. The proceeds will be available to be used for working capital, general corporate or other purposes. Total availability under the Revolving Credit Facility was $315.4 million as of March 31, 2020.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of March 31, 2020, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding, excluding unamortized issuance costs and discounts, at March 31, 2020 matures on a calendar year basis as follows:

	Q2-Q4
In millions	2020	2021	2022	2023	2024	2025	Thereafter	Total
Contractual debt obligation maturities	$13.8	$20.0	$20.0	$662.1	$—	$—	$500.0	$1,215.9

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

10.Income Taxes
The effective income tax rate for the three months ended March 31, 2020 was 62.5%, compared to 14.7% for the three months ended March 31, 2019. The liability for uncertain tax positions was $19.5 million and $17.0 million at March 31, 2020 and December 31, 2019, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income, which is consistent with our past practices.

Valuation allowances are recorded to reduce the amount of deferred tax assets in jurisdictions where, based on the weight of information available to us, we determine that it is more likely than not the related tax benefits will not be realized. In the three-month period ended March 31, 2020, as a result of the assessment of the available information, we established a valuation allowance of $19.4 million on certain foreign deferred tax assets.

In April 2020, the U.S. Treasury finalized regulations which limit the availability of certain tax deductions we currently claim related to interest expense (the “Regulations”), and those Regulations have retroactive effect to January 1, 2019. Based on the effective timing of the Regulations, we expect to record a non-recurring tax expense of approximately $6 million during the second quarter (period of enactment) to account for the retrospective impact of the Regulations.

11.Shareholders' Equity
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
During the three months ended March 31, 2020, we repurchased 0.2 million of our ordinary shares for $3.2 million under the 2018 Authorization. During the three months ended March 31, 2019, we repurchased 3.0 million of our ordinary shares for $79.9 million under the 2018 Authorization.
As of March 31, 2020, we have $585.1 million available for share repurchases under the combined 2018 and 2019 Authorizations which total $880.0 million.
Dividends payable
On February 25, 2020, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May 8, 2020, to shareholders of record at the close of business on April 24, 2020. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $29.7 million at both March 31, 2020 and December 31, 2019.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

12.Segment Information
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
Financial information by reportable segment is as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019
Net sales
Enclosures	$258.5	$255.5
Thermal Management	120.5	145.1
Electrical & Fastening Solutions	141.9	137.4
Total	$520.9	$538.0
Segment income (loss)
Enclosures	$40.9	$45.6
Thermal Management	20.3	34.3
Electrical & Fastening Solutions	33.5	31.2
Other	(13.2)	(14.9)
Total	$81.5	$96.2

The following table presents a reconciliation of segment income to income before income taxes:

	Three months ended
In millions	March 31, 2020	March 31, 2019
Segment income	$81.5	$96.2
Intangible amortization	(16.0)	(15.1)
Restructuring and other	(4.3)	(3.6)
Acquisition transaction and integration costs	(0.9)	—
Net interest expense	(9.9)	(10.5)
Other expense	(0.8)	(0.9)
Income before income taxes	$49.6	$66.1

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

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
During the three months ended March 31, 2020 and March 31, 2019, rent expense was $5.1 million and $4.2 million, respectively, primarily related to operating lease costs. Costs associated with short-term leases, variable rent and subleases were immaterial.
Our leases have remaining lease terms of one to ten years, some of which include options to extend the leases for up to five years. Renewal options that are reasonably certain to be exercised are included in the lease term. The incremental borrowing rate is used in determining the present value of lease payments, unless an implicit rate is specified. Incremental borrowing rates on a collateralized basis are determined based on the economic environment in which leases are denominated and the lease term. The weighted average remaining lease term and weighted average discount rate were as follows:

	March 31, 2020	March 31, 2019
Weighted average remaining lease term
Operating leases	5 years	5 years
Weighted average discount rate
Operating leases	3.9%	4.3%
Future lease payments under non-cancelable operating leases as of March 31, 2020 were as follows:

In millions
Remainder of 2020	$12.7
2021	12.7
2022	8.7
2023	5.1
2024	3.7
2025	3.2
Thereafter	7.5
Total lease payments	$53.6
Less imputed interest	(5.5)
Total reported lease liability	$48.1
As of March 31, 2020, we have no material additional operating leases that have not yet commenced.
Supplemental cash flow information related to operating leases were as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$4.6	$3.9
Lease right-of-use assets obtained in exchange for new lease liabilities	5.2	0.6

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

Supplemental balance sheet information related to operating leases was as follows:

In millions	Classification	March 31, 2020	December 31, 2019
Assets
Lease right-of-use assets	Other non-current assets	$43.9	$44.2
Liabilities
Current lease liabilities	Other current liabilities	$14.5	$14.7
Non-current lease liabilities	Other non-current liabilities	33.6	33.7
Total lease liabilities		$48.1	$48.4

14.Commitments and Contingencies
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of March 31, 2020 and December 31, 2019 was not material.
Stand-by letters of credit, bank guarantees and bonds
In the ordinary course of business, we are required to commit to bonds, letters of credit and bank guarantees that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs. As of March 31, 2020 and December 31, 2019, the outstanding value of bonds, letters of credit and bank guarantees totaled $67.5 million and $70.0 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future," "forecast" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include adverse effects on our business operations or financial results, including due to the impact of the novel coronavirus 2019 ("COVID-19") pandemic; overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve, including the impacts of tariffs; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and ITEM 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across three segments: Enclosures, Thermal Management, and Electrical & Fastening Solutions, which represented approximately 50%, 23% and 27% of total revenues during the first three months of 2020, respectively.

•Enclosures—The Enclosures segment provides inventive solutions that protect, connect and manage heat in critical electronics, communication, control and power equipment. From metallic and non-metallic enclosures to cabinets, subracks and backplanes, it offers the physical infrastructure to host, connect and protect server and network equipment, as well as indoor and outdoor protection for test and measurement, aerospace and defense applications in industrial, infrastructure, energy and commercial verticals.

•Thermal Management—The Thermal Management segment provides electric thermal solutions that connect and protect critical buildings, infrastructure, industrial processes and people. Its thermal management systems include heat tracing, floor heating, fire-rated and specialty wiring, sensing and snow melting and de-icing solutions for use in industrial, commercial & residential, energy and infrastructure verticals. It's highly reliable and easy to install solutions lower total cost of ownership to building owners, facility managers, operators and end users.
•Electrical & Fastening Solutions—The Electrical & Fastening Solutions segment provides fastening solutions that connect and protect electrical and mechanical systems and civil structures. Its engineered electrical and fastening products are innovative cost efficient and labor saving connections that are used across a wide range of verticals, including commercial, industrial, infrastructure and energy.

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
On February 10, 2020, we acquired substantially all of the assets of WBT LLC ("WBT") for approximately $30.0 million in cash, subject to purchase price adjustments and a holdback. The U.S. based WBT business manufactures high-quality cable tray systems that will be marketed as part of the nVent CADDY product line within our Electrical & Fastening Solutions segment and nVent HOFFMAN product line within our Enclosures segment.

COVID-19
In March 2020, the World Health Organization declared COVID-19 a pandemic. COVID-19 has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected, and is likely to continue to adversely affect, our business. As of the date of this filing, significant uncertainty exists concerning the magnitude of the impact and duration of the COVID-19 pandemic and its impact on our business.
Governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their places of residence and practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis will negatively impact business activity globally.
Our top priority is the safety and well-being of our employees. We have taken proactive actions to adopt social distancing policies at our locations, including working remotely, where possible, limiting the number of employees attending meetings, and suspending employee travel. All our of our facilities have COVID-19 readiness plans and we have also launched updated wellness programs for employees. We continue to implement guidelines from the World Health Organization and Centers for Disease Control and Prevention as they evolve.
We also remain focused on continuing to serve our customers and support critical industries and essential infrastructure such as medical, data centers and networking solutions, energy and defense, among others. As of the date of this filing, all of our manufacturing sites are operational and we have not experienced any significant supply chain disruptions. During the latter part of the first quarter of 2020, we experienced a deceleration of order rates, corresponding with the timeline of the global spread of the pandemic and related heightened measures enacted by governments around the world.
In response to the adverse effects of the pandemic, we are taking actions to lower costs, preserve our liquidity and manage cash flow. These actions include, but are not limited to:
•Limiting discretionary spending across the organization;
•Reducing payroll costs, including through employee furloughs and temporarily reducing salaries for executive officers and other senior leaders;
•Aligning our cost structure to meet demand;
•Reducing capital expenditures;
•Temporarily suspending any share repurchases;
•Optimizing working capital through inventory reduction initiatives across business segments and focused actions to optimize customer and vendor payment terms; and
•Deferring payment of income and payroll taxes in certain jurisdictions where such opportunities are available.
In March 2020, as a proactive measure to maximize our liquidity in response to the effect of the pandemic, we drew down $150.0 million on our revolving credit facility. The proceeds will be available to be used for working capital, general corporate or other purposes.

In addition to actions taken to lower costs, preserve our liquidity and manage cash flow, we remain focused on enhancing our digital and technological capabilities. Our shift to working virtually where possible is allowing us to accelerate our digital initiatives as we collaborate with customers and distribution partners to enhance our websites and improve our digital product content. We are also continuing to invest in our technological capabilities, with new product launches in the first three months of 2020, and more expected to be launched during the balance of this year.
We will continue to actively monitor the impacts of the pandemic and may take further actions that alter our business operations as may be required by governments in the jurisdictions where we operate, or that we determine are in the best interests of our employees, customers, suppliers and shareholders.
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2019 and the first three months of 2020 and will likely impact our results in the future:
•There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and the extent of worldwide social, political, and economic disruption it may cause. The magnitude of the impact of the pandemic on our financial condition, liquidity and results of operations cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues, its effect on the demand for the Company’s products and services and the supply chain, as well as the impact of governmental regulations imposed in response to the pandemic. In addition, the recent decline in oil and gas prices could lead to a potential sustained downturn in the energy industry.
•We have identified specific product, vertical and geographic opportunities that we find attractive and continue to pursue, both within and outside the U.S. We are positioning our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these markets, our organic sales growth will likely be limited or may decline.
•We have experienced material and other cost inflation. We strive for productivity improvements, and we implement increases in selling prices to help mitigate this inflation. We expect the current economic environment, including the impacts of tariffs, will result in continuing price volatility for many of our raw materials and purchased components, and we are uncertain as to the timing and impact of these market changes.
•During 2019 and the first three months of 2020, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Specifically in the first three months of 2020, the initiatives were executed primarily in response to the decrease in expected demand attributed to the effect of the COVID-19 pandemic and significant decline in oil and gas prices.
In addition to the actions and objectives discussed in the Overview and COVID-19 sections above, our operating objectives in 2020 also include the following:
•Achieving differentiated revenue growth through new products and solutions and vertical market expansion in key developing regions;
•Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;
•Optimizing our technological capabilities to increasingly generate innovative new and connected products and advance digital transformation; and
•Focusing on developing global talent in light of our global presence.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2020 and 2019 were as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019	$ change	% / point change
Net sales	$520.9	$538.0	$(17.1)	(3.2)%
Cost of goods sold	325.6	328.1	(2.5)	(0.8)%
Gross profit	195.3	209.9	(14.6)	(7.0)%
% of net sales	37.5%	39.0%		(1.5)%

Selling, general and administrative	123.1	120.1	3.0	2.5%
% of net sales	23.6%	22.3%		1.3%
Research and development	11.9	12.3	(0.4)	(3.3)%
% of net sales	2.3%	2.3%		—%

Operating income	60.3	77.5	(17.2)	(22.2)%
% of net sales	11.6%	14.4%		(2.8)%

Net interest expense	9.9	10.5	(0.6)	N.M.
Other expense	0.8	0.9	(0.1)	N.M.

Income before income taxes	49.6	66.1	(16.5)	(25.0)%
Provision for income taxes	31.0	9.7	21.3	219.6%
Effective tax rate	62.5%	14.7%		47.8%
N.M. Not Meaningful

Net sales
The components of the consolidated net sales were as follows:

Three months ended March 31, 2020
over the prior year period
Volume	(8.1)%
Price	0.6
Organic growth	(7.5)
Acquisition	5.4
Currency	(1.1)
Total	(3.2)%
The 3.2 percentage point decrease in net sales in the first quarter of 2020 from 2019 was primarily the result of:
•slowdown in capital spending, including from the effects of the COVID-19 pandemic and significant decline in oil and gas prices, resulting in organic sales decline of approximately 4.5% from our industrial business, approximately 1.5% from our infrastructure business and approximately 1.0% from our energy business; and
•unfavorable foreign currency effects.
This decrease was partially offset by:
•sales of $28.5 million in the first quarter of 2020 as a result of the Eldon and WBT acquisitions.

Gross profit
The 1.5 percentage point decrease in gross profit as a percentage of net sales in the first quarter of 2020 from 2019 was primarily the result of:
•sales volume decline resulting in decreased leverage on fixed expenses in cost of goods sold; and
•inflationary increases related to certain raw materials, labor and freight costs.
This decrease was partially offset by:
•selective increases in selling prices to mitigate inflationary cost increases; and
•savings generated from our lean and supply management practices.
Selling, general and administrative ("SG&A")
The 1.3 percentage point increase in SG&A expense as a percentage of net sales in the first quarter of 2020 from 2019 was primarily the result of:
•sales volume decline resulting in decreased leverage on fixed operating expenses; and
•inflationary increases impacting our labor costs.
This increase was partially offset by:
•savings generated from restructuring and other lean initiatives.
Provision for income taxes
The 47.8 percentage point increase in the effective tax rate in the first quarter of 2020 from 2019 was primarily the result of:
•a $19.4 million non-cash charge related to the establishment of a valuation allowance on certain foreign deferred tax assets;
•the tax impact and timing of losses incurred during the first quarter of 2020, compared to the first quarter of 2019; and
•non-recurring adjustments related to the implementation of the March 2020 Coronavirus Aid, Relief and Economic Security Act.

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

Enclosures
The net sales, segment income and segment income as a percentage of net sales for Enclosures were as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019	% / point change
Net sales	$258.5	$255.5	1.2%
Segment income	40.9	45.6	(10.3)%
% of net sales	15.8%	17.8%	(2.0)	pts

Net sales
The components of the change in Enclosures net sales were as follows:

Three months ended March 31, 2020
over the prior year period
Volume	(8.3)%
Price	—
Organic growth	(8.3)
Acquisition	10.5
Currency	(1.0)
Total	1.2%
The 1.2 percent increase in Enclosures net sales in the first quarter of 2020 from 2019 was primarily the result of:
•sales of $26.2 million in the first quarter of 2020 as a result of the Eldon acquisition.
This increase was partially offset by:
•slowdown in capital spending, including the effect of the COVID-19 pandemic with heightened impact near the end of the quarter, resulting in organic sales decline of approximately 5.0% from our industrial business and approximately 3.5% from our infrastructure business; and
•unfavorable foreign currency effects.
Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2020
	over the prior year period
Growth/acquisition	(1.2)	pts
Price	—
Currency	0.3
Net productivity	(1.1)
Total	(2.0)	pts
The 2.0 percentage point decrease in segment income for Enclosures as a percentage of net sales in the first quarter of 2020 from 2019 was primarily the result of:
•lower sales volume resulting in decreased leverage on fixed expenses; and
•inflationary increases related to certain raw materials, labor and freight costs.
This decrease was partially offset by:
•savings generated from restructuring and lean initiatives.
Thermal Management
The net sales, segment income and segment income as a percentage of net sales for Thermal Management were as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019	% / point change
Net sales	$120.5	$145.1	(17.0)%
Segment income	20.3	34.3	(40.8)%
% of net sales	16.8%	23.6%	(6.8)	pts

Net sales
The components of the change in Thermal Management net sales were as follows:

Three months ended March 31, 2020
over the prior year period
Volume	(16.5)%
Price	0.7
Organic growth	(15.8)
Currency	(1.2)
Total	(17.0)%
The 17.0 percent decrease in Thermal Management net sales in the first quarter of 2020 from 2019 was primarily the result of:
•slowdown in capital spending, including the effects of the COVID-19 pandemic and significant decline in oil and gas prices, resulting in organic sales declines of approximately 8.0% from our industrial business, approximately 5.0% from our energy business and approximately 2.5% from our commercial & residential business; and
•unfavorable foreign currency effects.
Segment income
The components of the change in Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2020
	over the prior year period
Growth	(5.4)	pts
Price	0.5
Currency	—
Net productivity	(1.9)
Total	(6.8)	pts
The 6.8 percentage point decrease in segment income for Thermal Management as a percentage of net sales in the first quarter of 2020 from 2019 was primarily the result of:
•lower sales volume resulting in decreased leverage on fixed expenses;
•inflationary increases related to certain raw materials, labor and freight costs; and
•the impact of unfavorable product mix.
This decrease was partially offset by:
•savings generated from restructuring and lean initiatives; and
•selective increases in selling prices to mitigate inflationary cost increases.
Electrical & Fastening Solutions
The net sales, segment income and segment income as a percentage of net sales for Electrical & Fastening Solutions were as follows:

	Three months ended
In millions	March 31, 2020	March 31, 2019	% / point change
Net sales	$141.9	$137.4	3.3%
Segment income	33.5	31.2	7.4%
% of net sales	23.6%	22.7%	0.9	pts

Net sales
The components of the change in Electrical & Fastening Solutions net sales from the prior period were as follows:

Three months ended March 31, 2020
over the prior year period
Volume	0.9%
Price	1.6
Organic growth	2.5
Acquisition	1.6
Currency	(0.8)
Total	3.3%
The 3.3 percent increase in Electrical & Fastening Solutions net sales in the first quarter of 2020 from 2019 was primarily the result of:
•organic sales growth contributions of approximately 1.0% in both our energy and infrastructure businesses, which includes selective increases in selling prices; and
•sales of $2.3 million in the first quarter of 2020 as a result of the WBT acquisition.
This increase was partially offset by:
•unfavorable foreign currency effects; and
•the effect of the COVID-19 pandemic near the end of the quarter.
Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2020
	over the prior year period
Growth/acquisition	(0.2)	pts
Price	1.2
Currency	—
Net productivity	(0.1)
Total	0.9	pts
The 0.9 percentage point increase in segment income for Electrical & Fastening Solutions as a percentage of net sales in the first quarter of 2020 from 2019 was primarily the result of:
•selective increases in selling prices to mitigate inflationary cost increases; and
•savings generated from restructuring and lean initiatives.
This increase was partially offset by:
•inflationary increases related to certain raw materials, labor and freight costs.

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
As discussed in the COVID-19 section above, in response to the negative effects of the COVID-19 pandemic, we are taking a number of proactive actions to lower costs, preserve our liquidity and manage our cash flow. In March 2020, as a proactive measure to maximize our liquidity in response to the effect of the COVID-19 pandemic, we drew down $150.0 million on our revolving credit facility. The proceeds will be available to be used for working capital, general corporate or other purposes.
As of March 31, 2020, we had $187.9 million of cash on hand, of which only $12.8 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.

We experience seasonal cash flows primarily due to increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere and increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities was $6.7 million in the first three months of 2020, compared to cash used for operating activities of $13.1 million in the first three months of 2019. Net cash provided by operating activities in the first three months of 2020 primarily reflects net income of $70.2 million, net of non-cash depreciation, amortization and changes in deferred taxes, offset by a negative impact of $65.6 million as a result of increases in net working capital consistent with our seasonal cash pattern.
Investing activities
Net cash used for investing activities was $36.1 million in the first three months of 2020, compared to $3.2 million in the first three months of 2019. Net cash used for investing activities in the first three months of 2020 primarily reflects capital expenditures of $10.2 million and cash paid for the WBT acquisition of $27.0 million.
Net cash used for investing activities of $3.2 million in the first three months of 2019 relates primarily to capital expenditures of $9.2 million, partially offset by the sale of property and equipment of $6.0 million.
Financing activities
Net cash provided by financing activities of $116.3 million in the first three months of 2020 primarily relates to net receipts of revolving long-term debt of $150.0 million, offset by dividends paid of $29.7 million.
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
The Notes are fully and unconditionally guaranteed as to payment by nVent (the "Parent Company Guarantor"). There are no subsidiaries that guarantee the Notes. The Parent Company Guarantor is a holding company that has no independent assets or operations unrelated to its investments in consolidated subsidiaries. The Subsidiary Issuer is a holding company that has no independent assets or operations unrelated to its investments in consolidated subsidiaries and the issuance of the Notes and other external debt. The Parent Company Guarantor’s principal source of cash flow, including cash flow to make payments on the Notes pursuant to the guarantees, is dividends from its subsidiaries. The Subsidiary Issuer’s principal source of cash flow is interest income from its subsidiaries. None of the subsidiaries of the Parent Company Guarantor or the Subsidiary Issuer is under any direct obligation to pay or otherwise fund amounts due on the Notes or the guarantees, whether in the form of dividends, distributions, loans or other payments. In addition, there may be statutory and regulatory limitations on the payment of dividends from certain subsidiaries of the Parent Company Guarantor or the Subsidiary Issuer. If such subsidiaries are unable to transfer funds to the Parent Company Guarantor or the Subsidiary Issuer and sufficient cash or liquidity is not otherwise available, the Parent Company Guarantor or the Subsidiary Issuer may not be able to make principal and interest payments on their outstanding debt, including the Notes or the guarantees.

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
Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million. Total availability under the Revolving Credit Facility was $315.4 million as of March 31, 2020.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of March 31, 2020, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
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
During the three months ended March 31, 2020, we repurchased 0.2 million of our ordinary shares for $3.2 million under the 2018 Authorization. During the three months ended March 31, 2019, we repurchased 3.0 million of our ordinary shares for $79.9 million under the 2018 Authorization. As of March 31, 2020, we have $585.1 million available for share repurchases under the combined 2018 and 2019 Authorizations which total $880.0 million.
In March 2020, to enhance our liquidity position in response to the COVID-19 pandemic, we elected to temporarily suspend any share repurchases under our existing share repurchase program. The existing program remains authorized by the Board of Directors and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.
Dividends
During the three months ended March 31, 2020, we paid dividends of $29.7 million, or $0.175 per ordinary share. During the three months ended March 31, 2019, we paid dividends of $31.0 million, or $0.175 per ordinary share.
On February 25, 2020, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May 8, 2020, to shareholders of record at the close of business on April 24, 2020. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $29.7 million at both March 31, 2020 and December 31, 2019.

Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure our free cash flow. Free cash flow is a non-GAAP financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of liquidity because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, make acquisitions, repay debt and repurchase shares. In addition, free cash flow is used as a criterion to measure and pay compensation-based incentives. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies. The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2020	March 31, 2019
Net cash provided by (used for) operating activities	$6.7	$(13.1)
Capital expenditures	(10.2)	(9.2)
Proceeds from sale of property and equipment	1.1	6.0
Free cash flow	$(2.4)	$(16.3)

NEW ACCOUNTING STANDARDS
See Note 1 of the Notes to Condensed Consolidated Financial Statements for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

CRITICAL ACCOUNTING POLICIES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2019 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated and combined financial statements.
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
In connection with our 2019 annual impairment test, the percentages of excess fair value over carrying value of our Thermal Management and Electrical & Fastening Solutions reporting units were approximately 21% and 11%, respectively.
As a result of the changes in the current economic environment related to the COVID-19 pandemic, we evaluated whether current circumstances and market conditions indicate that it is more likely than not that either of these reporting units may be impaired and require an impairment test as of March 31, 2020. Our evaluation included consideration of changes in business performance assumptions compared to those used in our 2019 annual impairment test, such as estimates regarding future revenues and expenses, projected capital expenditures and income tax rates. We also considered changes in market-based inputs such as estimated market multiples, costs of invested capital and the most recent price of our ordinary shares. Based on our evaluation of these factors, we do not believe it is more likely than not that the Thermal Management or Electrical & Fastening Solutions reporting units may be impaired. As a result, we determined that an impairment test was not required as of March 31, 2020.
There is a risk that changes in economic and operating conditions affecting the assumptions used in our evaluation, including changes due to the evolving nature of the COVID-19 pandemic, could adversely affect future estimates or fair value and result in goodwill asset impairment charges in the future.
There have been no additional material changes to our critical accounting policies and estimates from those previously disclosed in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2020. For additional information, refer to our 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material developments with respect to the legal proceedings previously disclosed in Item 3 of our 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1A. RISK FACTORS

There have been no additional material changes from the risk factors previously disclosed in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019, except for the addition of the risk factor set forth below.
Our business, results of operations and financial condition may be materially adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19
Our business, consolidated results of operations and financial condition may be adversely affected if a global public health pandemic, including the current global COVID-19 pandemic, interferes with the ability of our employees, vendors, and customers to perform our and their respective responsibilities and obligations relative to the conduct of our business. The COVID-19 pandemic has significantly impacted economic activity and markets around the world, and it could have a material negative impact on our business in numerous ways, including but not limited to those outlined below:
•The risk that we or our employees, vendors or customers may be prevented from conducting business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities.
•Restrictions on travel to or from locations where we provide services, or restrictions on shipping products from certain jurisdictions where they are produced or into certain jurisdictions where customers are located.
•Inability to meet our customers’ needs and achieve costs targets due to disruptions in our manufacturing and supply arrangements caused by the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, transportation, workforce or other manufacturing and distribution capability.
•Failure of third parties on which we rely, including our suppliers, distributors, contractors and commercial banks, to meet their obligations to the Company, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations.
•Significant reductions in demand or significant volatility in demand for one or more of our products and a global economic recession that could further reduce demand and/or pricing for our products, resulting from actions taken by governments, businesses, and/or the general public in an effort to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines, and business shutdowns or slowdowns.
•Delays or modifications to our strategic plans, initiatives and goals due to disruptions or uncertainties related to the COVID-19 pandemic for a sustained period of time.
The global spread of the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which is likely to continue and could cause a global recession. While we have taken certain actions in response to the COVID-19 pandemic to lower costs, preserve our liquidity and manage cash flow, the extent to which the COVID-19 pandemic impacts our business, results of operations, liquidity and financial condition is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:
•the duration and scope of the pandemic;
•governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;
•the actions taken in response to economic disruption;
•the impact of business disruptions on our customers and the resulting impact on their demand for our products and services and;
•our customers' ability to pay for our products and services.
Any of these factors could cause or contribute to the risks and uncertainties identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and could materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2020:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 25, 2020	89,866	$25.90	—	$588,307,762
January 26 - February 22, 2020	1,548	25.37	—	588,307,762
February 23 - March 31, 2020	219,139	19.11	177,768	585,149,838
Total	310,553		177,768
(a)The purchases in this column include shares repurchased as part of our publicly announced plans and shares deemed surrendered to us by participants in the nVent Electric plc 2018 Omnibus Incentive Plan (the "2018 Plan") and earlier Pentair stock incentive plans that are now outstanding under the 2018 Plan (collectively the "Plans") to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options, vesting of restricted shares and vesting of performance shares.
(b)The average price paid in this column includes shares repurchased as part of our publicly announced plans and shares deemed surrendered to us by participants in the Plans to satisfy the exercise price of stock options and withholding tax obligations due upon stock option exercises and vesting of restricted and performance shares.
(c)The number of shares in this column represents the number of shares repurchased as part of our publicly announced plans to repurchase our ordinary shares up to a maximum dollar limit authorized by the Board of Directors, discussed below.
(d)On July 23, 2018, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2018 Authorization"). On February 19, 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million (the "2019 Authorization"). The 2018 and 2019 Authorizations expire on July 23, 2021. As of March 31, 2020, we have $585.1 million available for share repurchases under the combined 2018 and 2019 Authorizations.

ITEM 6.  EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended March 31, 2020

22	Guarantors and Subsidiary Issuers of Guaranteed Securities.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2020 and 2019, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2020.

nVent Electric plc
Registrant

By	/s/ Sara E. Zawoyski
Sara E. Zawoyski
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President, Chief Accounting Officer and Treasurer