Form 10-Q
period 2020-06-30
nVent Electric plc
filed 2020-07-31
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2020, 169,929,586 shares of Registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales	$447.2	$539.5	$968.1	$1,077.5
Cost of goods sold	286.9	327.3	612.5	655.4
Gross profit	160.3	212.2	355.6	422.1
Selling, general and administrative	104.3	113.1	227.4	233.2
Research and development	10.7	12.1	22.6	24.4
Operating income	45.3	87.0	105.6	164.5
Net interest expense	9.4	11.9	19.3	22.4
Other expense	0.7	1.0	1.5	1.9
Income before income taxes	35.2	74.1	84.8	140.2
Provision for income taxes	9.4	13.2	40.4	22.9
Net income	$25.8	$60.9	$44.4	$117.3
Comprehensive income, net of tax
Net income	$25.8	$60.9	$44.4	$117.3
Changes in cumulative translation adjustment	6.6	3.2	(16.9)	6.2
Changes in market value of derivative financial instruments, net of tax	(4.8)	12.7	12.2	6.5
Comprehensive income	$27.6	$76.8	$39.7	$130.0
Earnings per ordinary share
Basic	$0.15	$0.36	$0.26	$0.67
Diluted	$0.15	$0.35	$0.26	$0.67
Weighted average ordinary shares outstanding
Basic	169.9	171.5	169.9	174.0
Diluted	170.4	173.0	170.7	175.6
Cash dividends paid per ordinary share	$0.175	$0.175	$0.35	$0.35
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2020	December 31, 2019
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$235.0	$106.4
Accounts and notes receivable, net of allowances of $6.5 and $5.4, respectively	300.2	334.3
Inventories	247.5	244.7
Other current assets	100.4	113.3
Total current assets	883.1	798.7
Property, plant and equipment, net	276.8	284.5
Other assets
Goodwill	2,297.3	2,279.1
Intangibles, net	1,139.6	1,160.5
Other non-current assets	115.6	117.5
Total other assets	3,552.5	3,557.1
Total assets	$4,712.4	$4,640.3
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$20.0	$17.5
Accounts payable	134.9	187.1
Employee compensation and benefits	61.5	71.9
Other current liabilities	169.8	185.7
Total current liabilities	386.2	462.2
Other liabilities
Long-term debt	1,187.6	1,047.1
Pension and other post-retirement compensation and benefits	211.0	207.2
Deferred tax liabilities	253.8	237.8
Other non-current liabilities	95.6	93.5
Total liabilities	2,134.2	2,047.8
Equity
Ordinary shares $0.01 par value, 400.0 authorized, 169.9 and 169.5 issued at June 30, 2020 and December 31, 2019, respectively	1.7	1.7
Additional paid-in capital	2,508.3	2,502.7
Retained earnings	171.5	186.7
Accumulated other comprehensive loss	(103.3)	(98.6)
Total equity	2,578.2	2,592.5
Total liabilities and equity	$4,712.4	$4,640.3
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 30, 2020	June 30, 2019
Operating activities
Net income	$44.4	$117.3
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	19.0	17.2
Amortization	32.0	30.2
Deferred income taxes	26.2	(2.2)
Share-based compensation	6.1	8.4
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	31.9	(7.6)
Inventories	(2.9)	(19.7)
Other current assets	10.0	(7.5)
Accounts payable	(49.3)	(44.0)
Employee compensation and benefits	(9.4)	(11.9)
Other current liabilities	(16.5)	(21.5)
Other non-current assets and liabilities	(1.0)	(0.9)
Net cash provided by (used for) operating activities	90.5	57.8
Investing activities
Capital expenditures	(17.2)	(17.6)
Proceeds from sale of property and equipment	1.4	6.1
Acquisitions, net of cash acquired	(27.0)	—
Net cash provided by (used for) investing activities	(42.8)	(11.5)
Financing activities
Net receipts of revolving long-term debt	150.0	119.0
Repayments of long-term debt	(7.5)	(5.0)
Dividends paid	(59.5)	(61.5)
Shares issued to employees, net of shares withheld	2.7	5.2
Repurchases of ordinary shares	(3.2)	(235.7)
Net cash provided by (used for) financing activities	82.5	(178.0)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(2.0)
Change in cash and cash equivalents	128.6	(133.7)
Cash and cash equivalents, beginning of period	106.4	159.0
Cash and cash equivalents, end of period	$235.0	$25.3
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2019	169.5	$1.7	$2,502.7	$186.7	$(98.6)	$2,592.5
Net income	—	—	—	18.6	—	18.6
Other comprehensive income (loss), net of tax	—	—	—	—	(6.5)	(6.5)
Dividends declared	—	—	—	(29.8)	—	(29.8)
Share repurchases	(0.2)	—	(3.2)	—	—	(3.2)
Exercise of options, net of shares tendered for payment	0.3	—	6.4	—	—	6.4
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(3.3)	—	—	(3.3)
Share-based compensation	—	—	1.9	—	—	1.9
Balance - March 31, 2020	169.8	$1.7	$2,504.5	$175.5	$(105.1)	$2,576.6
Net income	—	—	—	25.8	—	25.8
Other comprehensive income (loss), net of tax	—	—	—	—	1.8	1.8
Dividends declared	—	—	—	(29.8)	—	(29.8)
Exercise of options, net of shares tendered for payment	—	—	0.2	—	—	0.2
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.6)	—	—	(0.6)
Share-based compensation	—	—	4.2	—	—	4.2
Balance - June 30, 2020	169.9	$1.7	$2,508.3	$171.5	$(103.3)	$2,578.2

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2018	177.2	$1.8	$2,709.7	$83.4	$(107.8)	$2,687.1
Net income	—	—	—	56.4	—	56.4
Other comprehensive income (loss), net of tax	—	—	—	—	(3.2)	(3.2)
Dividends declared	—	—	—	(30.6)	—	(30.6)
Share repurchases	(3.0)	(0.1)	(79.8)	—	—	(79.9)
Exercise of options, net of shares tendered for payment	0.3	—	3.6	—	—	3.6
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(2.6)	—	—	(2.6)
Share-based compensation	—	—	4.3	—	—	4.3
Balance - March 31, 2019	174.7	$1.7	$2,635.2	$109.2	$(111.0)	$2,635.1
Net income	—	—	—	60.9	—	60.9
Other comprehensive income (loss), net of tax	—	—	—	—	15.9	15.9
Dividends declared	—	—	—	(29.6)	—	(29.6)
Share repurchases	(5.9)	—	(152.8)	—	—	(152.8)
Exercise of options, net of shares tendered for payment	0.3	—	4.8	—	—	4.8
Shares surrendered by employees to pay taxes	—	—	(0.6)	—	—	(0.6)
Share-based compensation	—	—	4.1	—	—	4.1
Balance - June 30, 2019	169.1	$1.7	$2,490.7	$140.5	$(95.1)	$2,537.8
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
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Additionally, in March 2020, the World Health Organization declared novel coronavirus 2019 (“COVID-19”) a pandemic. The effects of the COVID-19 pandemic have had and may continue to have an unfavorable impact on our business. The broader implication of COVID-19 on our results of operations and overall financial performance remains uncertain. We may experience reduced customer demand or constrained supply that could materially adversely impact our business, financial condition, results of operations and overall financial performance in future periods. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
Adoption of new accounting standards
In March 2020, the SEC amended Rule 3-10 of Regulation S-X regarding financial disclosure requirements for registered debt offerings involving subsidiaries as either issuers or guarantors. This amended rule narrows the circumstances that require separate financial statements or summarized financial disclosures of subsidiary issuers and guarantors and simplifies the summarized disclosures required in lieu of those statements. As a result of this amended rule, we have included narrative disclosures in lieu of separate financial statements and summarized financial disclosures as amounts presented would not be material because the guarantor and subsidiary issuer do not have material independent assets and operations unrelated to investments in consolidated subsidiaries.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

2.Revenue
Disaggregation of revenue
We disaggregate our revenue from contracts with customers by geographic location and vertical for each of our segments, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended June 30, 2020
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$140.8	$51.2	$100.6	$292.6
Developed Europe (1)	55.5	24.0	21.4	100.9
Developing (2)	19.6	16.4	6.3	42.3
Other Developed (3)	3.4	4.2	3.8	11.4
Total	$219.3	$95.8	$132.1	$447.2

	Six months ended June 30, 2020
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$314.9	$121.8	$203.1	$639.8
Developed Europe (1)	117.4	53.6	48.6	219.6
Developing (2)	39.0	33.3	15.0	87.3
Other Developed (3)	6.5	7.6	7.3	21.4
Total	$477.8	$216.3	$274.0	$968.1

	Three months ended June 30, 2019
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$186.1	$73.4	$109.6	$369.1
Developed Europe (1)	47.5	30.2	28.2	105.9
Developing (2)	23.6	21.9	9.5	55.0
Other Developed (3)	2.8	3.3	3.4	9.5
Total	$260.0	$128.8	$150.7	$539.5

	Six months ended June 30, 2019
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
U.S. and Canada	$366.5	$157.3	$207.0	$730.8
Developed Europe (1)	98.4	65.3	54.8	218.5
Developing (2)	45.3	42.9	19.6	107.8
Other Developed (3)	5.3	8.4	6.7	20.4
Total	$515.5	$273.9	$288.1	$1,077.5
(1) Developed Europe includes Western Europe and Eastern Europe included in European Union.
(2) Developing includes China, Eastern Europe not included in European Union, Latin America, Middle East and Southeast Asia.
(3) Other Developed includes Australia and Japan.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

Vertical net sales information was as follows:

	Three months ended June 30, 2020
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$133.6	$35.7	$25.9	$195.2
Commercial & Residential	23.7	32.8	72.1	128.6
Energy	18.5	26.1	15.4	60.0
Infrastructure	43.5	1.2	18.7	63.4
Total	$219.3	$95.8	$132.1	$447.2

	Six months ended June 30, 2020
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$290.1	$82.2	$51.9	$424.2
Commercial & Residential	55.4	72.6	154.2	282.2
Energy	45.3	58.7	30.4	134.4
Infrastructure	87.0	2.8	37.5	127.3
Total	$477.8	$216.3	$274.0	$968.1

	Three months ended June 30, 2019
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$154.8	$54.7	$29.9	$239.4
Commercial & Residential	26.7	39.9	87.9	154.5
Energy	26.2	31.9	14.7	72.8
Infrastructure	52.3	2.3	18.2	72.8
Total	$260.0	$128.8	$150.7	$539.5

	Six months ended June 30, 2019
In millions	Enclosures	Thermal Management	Electrical & Fastening Solutions	Total
Industrial	$309.9	$113.4	$56.6	$479.9
Commercial & Residential	49.3	84.4	167.8	301.5
Energy	52.1	72.0	28.2	152.3
Infrastructure	104.2	4.1	35.5	143.8
Total	$515.5	$273.9	$288.1	$1,077.5

Contract balances
Contract assets and liabilities consisted of the following:

In millions	June 30, 2020	December 31, 2019	$ Change	% Change
Contract assets	$56.1	$69.4	$(13.3)	(19.2)%
Contract liabilities	13.1	13.7	(0.6)	(4.4)%
Net contract assets	$43.0	$55.7	$(12.7)	(22.8)%

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

The $12.7 million decrease in net contract assets from December 31, 2019 to June 30, 2020 was primarily the result of timing of milestone payments. The majority of our contract liabilities at December 31, 2019 were recognized in revenue during the six months ended June 30, 2020. There were no material impairment losses recognized on our contract assets for the three months or six months ended June 30, 2020.
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On June 30, 2020, we had $98.5 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

3.Restructuring
During the six months ended June 30, 2020 and the year ended December 31, 2019, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Specifically in the first six months of 2020, certain initiatives were executed in response to the decrease in expected demand attributed to the effect of the COVID-19 pandemic and significant decline in oil and gas prices. Restructuring initiatives during the six months ended June 30, 2020 included the reduction in hourly and salaried headcount of approximately 200 employees.
Restructuring related costs included in Selling, general and administrative expense in the Condensed Consolidated Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended		Six months ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Severance and related costs	$2.7	$0.7	$6.2	$3.5
Other	0.3	0.4	1.1	1.2
Total restructuring costs	$3.0	$1.1	$7.3	$4.7
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended		Six months ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Enclosures	$1.1	$0.1	$4.2	$0.1
Thermal Management	1.5	0.8	2.6	2.8
Electrical & Fastening Solutions	0.1	0.1	0.1	1.0
Other	0.3	0.1	0.4	0.8
Total	$3.0	$1.1	$7.3	$4.7

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the six months ended June 30, 2020:

In millions
Beginning balance	$9.5
Costs incurred	6.2
Cash payments and other	(6.7)
Ending balance	$9.0

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$25.8	$60.9	$44.4	$117.3
Weighted average ordinary shares outstanding
Basic	169.9	171.5	169.9	174.0
Dilutive impact of stock options, restricted stock units and performance share units	0.5	1.5	0.8	1.6
Diluted	170.4	173.0	170.7	175.6
Earnings per ordinary share
Basic earnings per ordinary share	$0.15	$0.36	$0.26	$0.67
Diluted earnings per ordinary share	$0.15	$0.35	$0.26	$0.67
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	4.5	2.1	3.4	2.0

5.Acquisitions
On August 30, 2019, we completed the acquisition of Eldon Holding AB ("Eldon") for $127.8 million, net of cash acquired. Eldon, now part of our Enclosures segment, is an innovative European based manufacturer of enclosures that protect sensitive electrical, electronic and data and telecommunications components.

The excess purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $50.6 million, none of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $46.7 million of definite-lived customer relationships with an estimated useful life of 17 years. The preliminary purchase price allocation is subject to further refinement, primarily related to the impacts associated with income taxes and other accruals.

On February 10, 2020, we acquired substantially all of the assets of WBT LLC ("WBT") for $29.9 million in cash. The U.S. based WBT business manufactures high-quality cable tray systems that will be marketed as part of the nVent CADDY product line within our Electrical & Fastening Solutions segment and nVent HOFFMAN product line within our Enclosures segment.

The excess purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $13.8 million, substantially all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $11.3 million of definite-lived customer relationships with an estimated useful life of 12 years.

The pro forma impact of these acquisitions is not material.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

6.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2019	Acquisitions/ divestitures	Foreign currency translation/other	June 30, 2020
Enclosures	$315.4	$5.6	$0.4	$321.4
Thermal Management	925.5	—	(1.6)	923.9
Electrical & Fastening Solutions	1,038.2	13.8	—	1,052.0
Total goodwill	$2,279.1	$19.4	$(1.2)	$2,297.3
Identifiable intangible assets consisted of the following:

	June 30, 2020			December 31, 2019
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,207.0	$(356.9)	$850.1	$1,197.9	$(326.1)	$871.8
Proprietary technology and patents	16.3	(8.1)	8.2	14.8	(7.4)	7.4
Total definite-life intangibles	1,223.3	(365.0)	858.3	1,212.7	(333.5)	879.2
Indefinite-life intangibles
Trade names	281.3	—	281.3	281.3	—	281.3
Total intangibles	$1,504.6	$(365.0)	$1,139.6	$1,494.0	$(333.5)	$1,160.5

Identifiable intangible asset amortization expense was $16.0 million and $15.1 million for the three months ended June 30, 2020 and 2019, respectively and $32.0 million and $30.2 million for the six months ended June 30, 2020 and 2019, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2020 and the next five years is as follows:

	Q3-Q4
In millions	2020	2021	2022	2023	2024	2025
Estimated amortization expense	$32.0	$63.0	$62.9	$62.7	$62.1	$62.1

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

7.Supplemental Balance Sheet Information

In millions	June 30, 2020	December 31, 2019
Inventories
Raw materials and supplies	$71.6	$67.1
Work-in-process	25.8	25.6
Finished goods	150.1	152.0
Total inventories	$247.5	$244.7
Other current assets
Contract assets	$56.1	$69.4
Prepaid expenses	32.3	32.5
Prepaid income taxes	9.4	9.0
Other current assets	2.6	2.4
Total other current assets	$100.4	$113.3
Property, plant and equipment, net
Land and land improvements	$39.8	$40.6
Buildings and leasehold improvements	177.3	181.6
Machinery and equipment	450.5	440.4
Construction in progress	17.6	16.5
Total property, plant and equipment	685.2	679.1
Accumulated depreciation and amortization	408.4	394.6
Total property, plant and equipment, net	$276.8	$284.5
Other non-current assets
Deferred compensation plan assets	$16.3	$17.3
Lease right-of-use assets	47.3	44.2
Deferred tax assets	24.8	40.9
Other non-current assets	27.2	15.1
Total other non-current assets	$115.6	$117.5
Other current liabilities
Dividends payable	$29.7	$29.7
Accrued rebates	31.5	44.1
Contract liabilities	13.1	13.7
Accrued taxes payable	19.2	24.8
Current lease liabilities	14.4	14.7
Other current liabilities	61.9	58.7
Total other current liabilities	$169.8	$185.7
Other non-current liabilities
Income taxes payable	$34.3	$31.9
Deferred compensation plan liabilities	16.3	17.3
Non-current lease liabilities	37.1	33.7
Other non-current liabilities	7.9	10.6
Total other non-current liabilities	$95.6	$93.5

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

At June 30, 2020 and December 31, 2019, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $38.4 million and $34.5 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Income and Comprehensive Income was not material for any period presented.

Cross currency swaps
At both June 30, 2020 and December 31, 2019, we had outstanding cross currency swap agreements with a combined notional amount of $303.5 million. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. At June 30, 2020 and December 31, 2019, we had deferred foreign currency gains of $14.1 million and $1.9 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.

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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	June 30, 2020		December 31, 2019
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$412.1	$412.1	$269.6	$269.6
Fixed rate debt	800.0	897.6	800.0	863.5
Total debt	$1,212.1	$1,309.7	$1,069.6	$1,133.1

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	June 30, 2020
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(0.1)	$—	$—	$(0.1)
Foreign currency contract assets	—	14.6	—	—	14.6
Deferred compensation plan assets	12.0	—	—	4.3	16.3
Total recurring fair value measurements	$12.0	$14.5	$—	$4.3	$30.8

Recurring fair value measurements	December 31, 2019
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(3.4)	$—	$—	$(3.4)
Foreign currency contract assets	—	7.6	—	—	7.6
Deferred compensation plan assets	12.8	—	—	4.5	17.3
Total recurring fair value measurements	$12.8	$4.2	$—	$4.5	$21.5

9.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at June 30, 2020	Maturity Year	June 30, 2020	December 31, 2019
Revolving credit facility	1.559%	2023	$284.6	$134.6
Senior notes - fixed rate	3.950%	2023	300.0	300.0
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Term loan facility	1.555%	2023	127.5	135.0
Unamortized debt issuance costs and discounts	N/A	N/A	(4.5)	(5.0)
Total debt			1,207.6	1,064.6
Less: Current maturities and short-term borrowings			(20.0)	(17.5)
Long-term debt			$1,187.6	$1,047.1

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
In March 2020, as a proactive measure to maximize our liquidity in response to the effect of the COVID-19 pandemic, we drew down $150.0 million on our Revolving Credit Facility. The proceeds remain available to be used for working capital, general corporate or other purposes. Total availability under the Revolving Credit Facility was $315.4 million as of June 30, 2020.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of June 30, 2020, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding, excluding unamortized issuance costs and discounts, at June 30, 2020 matures on a calendar year basis as follows:

	Q3-Q4
In millions	2020	2021	2022	2023	2024	2025	Thereafter	Total
Contractual debt obligation maturities	$10.0	$20.0	$20.0	$662.1	$—	$—	$500.0	$1,212.1

10.Income Taxes
The effective income tax rate for the six months ended June 30, 2020 was 47.6%, compared to 16.3% for the six months ended June 30, 2019. The liability for uncertain tax positions was $19.4 million and $17.0 million at June 30, 2020 and December 31, 2019, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income, which is consistent with our past practices.

Valuation allowances are recorded to reduce the amount of deferred tax assets in jurisdictions where, based on the weight of information available to us, we determine that it is more likely than not the related tax benefits will not be realized. In the six-month period ended June 30, 2020, as a result of the assessment of the available information, we established a valuation allowance of $19.4 million on certain foreign deferred tax assets.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in response to the COVID-19 pandemic. The CARES Act contains numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the ability to carryback net operating losses arising in taxable years from 2018 through 2020. The CARES Act provisions provided a permanent cash benefit of $7.5 million, offset by base erosion and anti-abuse tax of $1.1 million related to 2019 that was recorded as a discrete tax item in the first quarter of 2020.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

In April 2020, the Internal Revenue Service released final regulations as part of the Tax Cuts and Jobs Act of 2017 that place limitations on the deductibility of certain interest expense for U.S. tax purposes retroactively to 2019. These regulations resulted in a discrete tax expense of approximately $4.5 million in the second quarter of 2020.

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
During the six months ended June 30, 2020, we repurchased 0.2 million of our ordinary shares for $3.2 million under the 2018 Authorization. During the six months ended June 30, 2019, we repurchased 9.0 million of our ordinary shares for $232.7 million, respectively, under the 2018 Authorization.
As of June 30, 2020, we have $585.1 million available for share repurchases under the combined 2018 and 2019 Authorizations which total $880.0 million.
In March 2020, to enhance our liquidity position in response to the COVID-19 pandemic, we elected to temporarily suspend any share repurchases under our existing share repurchase program. In July 2020, we lifted the temporary suspension of share repurchases. The existing program remains authorized by the Board of Directors and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.
Dividends payable
On May 14, 2020, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on August 7, 2020, to shareholders of record at the close of business on July 24, 2020. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $29.7 million at both June 30, 2020 and December 31, 2019.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

12.Segment Information
We evaluate performance based on net sales and segment income (loss) and use a variety of ratios to measure performance of our reporting segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Segment income (loss) represents operating income exclusive of intangible amortization, acquisition related expenses, costs of restructuring activities, impairments and other unusual non-operating items.
Financial information by reportable segment is as follows:

	Three months ended		Six months ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net sales
Enclosures	$219.3	$260.0	$477.8	$515.5
Thermal Management	95.8	128.8	216.3	273.9
Electrical & Fastening Solutions	132.1	150.7	274.0	288.1
Total	$447.2	$539.5	$968.1	$1,077.5
Segment income (loss)
Enclosures	$28.2	$48.2	$69.1	$93.8
Thermal Management	14.4	25.3	34.7	59.6
Electrical & Fastening Solutions	34.7	41.6	68.2	72.8
Other	(9.0)	(10.3)	(22.2)	(25.2)
Total	$68.3	$104.8	$149.8	$201.0

The following table presents a reconciliation of segment income to income before income taxes:

	Three months ended		Six months ended
In millions	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Segment income	$68.3	$104.8	$149.8	$201.0
Intangible amortization	(16.0)	(15.1)	(32.0)	(30.2)
Restructuring and other	(6.2)	(2.7)	(10.5)	(6.3)
Acquisition transaction and integration costs	(0.8)	—	(1.7)	—
Net interest expense	(9.4)	(11.9)	(19.3)	(22.4)
Other expense	(0.7)	(1.0)	(1.5)	(1.9)
Income before income taxes	$35.2	$74.1	$84.8	$140.2

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
During the three months ended June 30, 2020 and June 30, 2019, rent expense was $5.0 million and $4.9 million, respectively. During the six months ended June 30, 2020 and June 30, 2019, rent expense was $10.1 million and $9.1 million, respectively. Rent expense figures are primarily related to operating lease costs. Costs associated with short-term leases, variable rent and subleases were immaterial.
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

	June 30, 2020	June 30, 2019
Weighted average remaining lease term
Operating leases	5 years	5 years
Weighted average discount rate
Operating leases	3.8%	4.5%
Future lease payments under non-cancelable operating leases as of June 30, 2020 were as follows:

In millions
Remainder of 2020	$8.8
2021	14.3
2022	10.1
2023	6.5
2024	4.8
2025	4.2
Thereafter	9.8
Total lease payments	$58.5
Less imputed interest	(7.0)
Total reported lease liability	$51.5
As of June 30, 2020, we have no material additional operating leases that have not yet commenced.
Supplemental cash flow information related to operating leases were as follows:

	Six months ended
In millions	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$9.2	$8.5
Lease right-of-use assets obtained in exchange for new lease liabilities	6.9	3.6

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

Supplemental balance sheet information related to operating leases was as follows:

In millions	Classification	June 30, 2020	December 31, 2019
Assets
Lease right-of-use assets	Other non-current assets	$47.3	$44.2
Liabilities
Current lease liabilities	Other current liabilities	$14.4	$14.7
Non-current lease liabilities	Other non-current liabilities	37.1	33.7
Total lease liabilities		$51.5	$48.4

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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of June 30, 2020 and December 31, 2019 was not material.
Stand-by letters of credit, bank guarantees and bonds
In the ordinary course of business, we are required to commit to bonds, letters of credit and bank guarantees that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs. As of June 30, 2020 and December 31, 2019, the outstanding value of bonds, letters of credit and bank guarantees totaled $69.4 million and $70.0 million, respectively.

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
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across three segments: Enclosures, Thermal Management and Electrical & Fastening Solutions, which represented approximately 50%, 22% and 28% of total revenues during the first six months of 2020, respectively.

•Enclosures—The Enclosures segment provides innovative solutions to connect and protect critical controls systems, electronics, data and electrical equipment. From metallic and non-metallic enclosures to cabinets, subracks and backplanes, it offers the physical infrastructure to host, connect and protect server and network equipment, as well as indoor and outdoor protection for test and measurement, aerospace and defense applications in industrial, infrastructure, energy and commercial verticals.

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
On February 10, 2020, we acquired substantially all of the assets of WBT LLC ("WBT") for approximately $29.9 million in cash. The U.S. based WBT business manufactures high-quality cable tray systems that will be marketed as part of the nVent CADDY product line within our Electrical & Fastening Solutions segment and nVent HOFFMAN product line within our Enclosures segment.

COVID-19
In March 2020, the World Health Organization declared COVID-19 a pandemic. COVID-19 has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected, and is likely to continue to adversely affect, our business. Governments around the world have implemented measures to help control the spread of the virus, including business curtailments and shutdowns, isolating residents to their places of residence and restricting travel. Significant uncertainty exists concerning the duration and magnitude of the impact of the COVID-19 pandemic on our business, but the effects of the COVID-19 pandemic have had an unfavorable impact on our business, and we anticipate that the global health crisis and related actions will negatively impact business activity globally.
Our top priority remains the safety and well-being of our employees. We have implemented safety and hygiene processes at our manufacturing and distribution locations to help keep our employees safe, including separation of shifts and workstations, temperature monitoring in most locations, and other recommended practices. We have also taken actions to help keep our non-manufacturing employees safe, including: directing employees to work from home, wherever possible, limiting and screening visitors to our facilities, travel restrictions, canceling events that involve large groups of people, encouraging social distancing best practices, and enhanced cleaning in our facilities. All of our facilities have a COVID-19 readiness plan, and we have also launched updated wellness programs for employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend, or as we determine to be in the best interests of our employees.

We also remain focused on continuing to serve our customers and support critical industries and essential infrastructure such as medical, data centers and networking solutions, energy and defense, among others. Government mandated measures providing for business curtailments or shutdowns have generally excluded certain essential businesses and services, including businesses that manufacture and sell products or services that are considered essential to daily lives, or otherwise operate in essential or critical sectors. While substantially all of our facilities are considered essential and have remained operational, we have experienced intermittent partial or full factory closures at certain facilities as a result of these measures or the need to sanitize the facilities and address employee well-being. As of the date of this filing, all of our manufacturing sites are operational and we have not experienced any significant disruptions to our supply chain. We have experienced and expect to continue to experience reductions in customer demand in several end-markets across our business segments. In the second quarter of 2020, organic sales declined by approximately 22%, which was primarily attributable to the adverse impacts of the pandemic.
In response to the adverse effects of the pandemic, we have taken, and expect to continue to take, actions to lower costs, preserve our liquidity and manage cash flow. These actions include, but are not limited to:
•Limiting discretionary spending across the organization;
•Reducing payroll costs, including through employee furloughs and temporarily reducing salaries for executive officers and other senior leaders;
•Temporarily reducing certain discretionary employee benefits;
•Aligning our cost structure to meet demand;
•Reducing capital expenditures;

•Optimizing working capital through inventory reduction initiatives across business segments and focused actions to optimize customer and vendor payment terms; and
•Deferring payment of income and payroll taxes and utilizing job retention subsidies in certain jurisdictions where such opportunities are available.
In addition to actions taken to lower costs, preserve our liquidity and manage cash flow, we remain focused on enhancing our digital and technological capabilities. Our shift to working virtually where possible is allowing us to accelerate our digital initiatives as we collaborate with customers and distribution partners to enhance our websites and improve our digital product content. We are also continuing to invest in our technological capabilities, with new product launches in the first six months of 2020, and more expected to be launched during the balance of this year.
We will continue to actively monitor the impacts of the pandemic and may take further actions that alter our business operations as may be required by governments in the jurisdictions where we operate, or that we determine are in the best interests of our employees, customers, suppliers and shareholders.
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2019 and the first six months of 2020 and will likely impact our results in the future:
•There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and severity of the pandemic and the extent of worldwide social, political and economic disruption it may cause. The magnitude of the impact of the pandemic on our financial condition, liquidity and results of operations cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues, its effect on the demand for the Company’s products and services and the supply chain, as well as the impact of governmental regulations imposed in response to the pandemic including potential business curtailments and shutdowns impacting our factories. In addition, the recent significant decline in oil and gas prices could lead to a potential sustained downturn in the energy industry.
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
•During 2019 and the first six months of 2020, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Specifically in the first six months of 2020, certain initiatives were executed in response to the decrease in demand attributed to the effect of the COVID-19 pandemic.
In addition to the actions and objectives discussed in the Overview and COVID-19 sections above, our operating objectives in 2020 also include the following:
•Achieving differentiated revenue growth through new products and solutions and vertical expansion in key developing regions;
•Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;
•Optimizing our technological capabilities to increasingly generate innovative new and connected products and advance digital transformation; and
•Focusing on developing global talent in light of our global presence.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended June 30, 2020 and 2019 were as follows:

	Three months ended
In millions	June 30, 2020	June 30, 2019	$ change	% / point change
Net sales	$447.2	$539.5	$(92.3)	(17.1)%
Cost of goods sold	286.9	327.3	(40.4)	(12.3)%
Gross profit	160.3	212.2	(51.9)	(24.5)%
% of net sales	35.8%	39.3%		(3.5)%

Selling, general and administrative	104.3	113.1	(8.8)	(7.8)%
% of net sales	23.3%	21.0%		2.3%
Research and development	10.7	12.1	(1.4)	(11.6)%
% of net sales	2.4%	2.2%		0.2%

Operating income	45.3	87.0	(41.7)	(47.9)%
% of net sales	10.1%	16.1%		(6.0)%

Net interest expense	9.4	11.9	(2.5)	N.M.
Other expense	0.7	1.0	(0.3)	N.M.

Income before income taxes	35.2	74.1	(38.9)	(52.5)%
Provision for income taxes	9.4	13.2	(3.8)	(28.8)%
Effective tax rate	26.7%	17.8%		8.9%
N.M. Not Meaningful

The consolidated results of operations for the six months ended June 30, 2020 and June 30, 2019 were as follows:

	Six months ended
In millions	June 30, 2020	June 30, 2019	$ change	% / point change
Net sales	$968.1	$1,077.5	$(109.4)	(10.2)%
Cost of goods sold	612.5	655.4	(42.9)	(6.5)%
Gross profit	355.6	422.1	(66.5)	(15.8)%
% of net sales	36.7%	39.2%		(2.5)%

Selling, general and administrative	227.4	233.2	(5.8)	(2.5)%
% of net sales	23.5%	21.6%		1.9%
Research and development	22.6	24.4	(1.8)	(7.4)%
% of net sales	2.3%	2.3%		—%

Operating income	105.6	164.5	(58.9)	(35.8)%
% of net sales	10.9%	15.3%		(4.4)%

Net interest expense	19.3	22.4	(3.1)	N.M.
Other expense	1.5	1.9	(0.4)	N.M.

Income before income taxes	84.8	140.2	(55.4)	(39.5)%
Provision for income taxes	40.4	22.9	17.5	76.4%
Effective tax rate	47.6%	16.3%		31.3%
N.M. Not Meaningful

Net sales
The components of the consolidated net sales were as follows:

	Three months ended June 30, 2020	Six months ended June 30, 2020
	over the prior year period	over the prior year period
Volume	(21.3)%	(14.7)%
Price	(0.3)	0.1
Organic growth	(21.6)	(14.6)
Acquisition	5.5	5.5
Currency	(1.0)	(1.1)
Total	(17.1)%	(10.2)%
The 17.1 and 10.2 percentage point decreases in net sales in the second quarter and first half of 2020 from 2019, respectively were primarily the result of:
•slowdown in capital spending, including from the effects of the COVID-19 pandemic, resulting in organic sales decline of approximately 10.5% and 7.5% from our industrial business in the second quarter and first half of 2020 from 2019, respectively, and approximately 6.0% and 3.0% from our commercial & residential business in the second quarter and first half of 2020 from 2019, respectively; and
•unfavorable foreign currency effects.
These decreases were partially offset by:
•sales of $29.8 and $58.8 million in the second quarter and first half of 2020, respectively, as a result of the Eldon and WBT acquisitions.
Gross profit
The 3.5 and 2.5 percentage point decreases in gross profit as a percentage of net sales in the second quarter and first half of 2020 from 2019, respectively was primarily the result of:
•lower sales volume resulting in decreased leverage on fixed expenses in cost of goods sold; and
•inflationary increases related to certain raw materials, labor and freight costs.
These decreases were partially offset by:
•actions taken to lower costs in response to the adverse effects of the COVID-19 pandemic, including temporarily reducing labor costs and limiting discretionary spending for purchased services and travel; and
•savings generated from our lean and supply management practices.
Selling, general and administrative ("SG&A")
The 2.3 and 1.9 percentage point increases in SG&A expense as a percentage of net sales in the second quarter and first half of 2020 from 2019, respectively were primarily the result of:
•lower sales volume resulting in decreased leverage on fixed operating expenses; and
•inflationary increases impacting our labor costs.
These increases were partially offset by:
•actions taken to lower costs in response to the adverse effects of the COVID-19 pandemic, including temporarily reducing labor costs and limiting discretionary spending for purchased services and travel; and
•savings generated from restructuring and other lean initiatives.

Provision for income taxes
The 8.9 and 31.3 percentage point increases in the effective tax rate in the second quarter and first half of 2020 from 2019, respectively were primarily the result of:
•a $19.4 million non-cash charge related to the establishment of a valuation allowance on certain foreign deferred tax assets recorded in the first quarter of 2020;
•a discrete tax charge of $4.5 million related to the finalization of U.S. tax regulations in April 2020 that impacted the deductibility of certain interest expenses; and
•non-recurring adjustments related to the implementation of the March 2020 Coronavirus Aid, Relief, and Economic Security Act.

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our three reportable segments (Enclosures, Thermal Management and Electrical & Fastening Solutions). Each of these segments comprises various product offerings that serve multiple end users.
We evaluate performance based on sales and segment income and use a variety of ratios to measure performance of our reporting segments. Segment income represents operating income exclusive of intangible amortization, acquisition related expenses, costs of restructuring activities, impairments and other unusual non-operating items.

Enclosures
The net sales, segment income and segment income as a percentage of net sales for Enclosures were as follows:

	Three months ended				Six months ended
In millions	June 30, 2020	June 30, 2019	% / point change		June 30, 2020	June 30, 2019	% / point change
Net sales	$219.3	$260.0	(15.7)%		$477.8	$515.5	(7.3)%
Segment income	28.2	48.2	(41.5)%		69.1	93.8	(26.3)%
% of net sales	12.9%	18.5%	(5.6)	pts	14.5%	18.2%	(3.7)	pts
Net sales
The components of the change in Enclosures net sales were as follows:

	Three months ended June 30, 2020	Six months ended June 30, 2020
	over the prior year period	over the prior year period
Volume	(23.3)%	(15.8)%
Price	(1.4)	(0.7)
Organic growth	(24.7)	(16.5)
Acquisition	9.9	10.2
Currency	(0.9)	(1.0)
Total	(15.7)%	(7.3)%
The 15.7 and 7.3 percent decreases in Enclosures net sales in the second quarter and first half of 2020 from 2019, respectively were primarily the result of:
•slowdown in capital spending, including the effects of the COVID-19 pandemic, resulting in organic sales decline of approximately 14.0% and 9.5% from our industrial business in the second quarter and first half of 2020 from 2019, respectively, and approximately 4.0% and 1.5% from our commercial & residential business in the second quarter and first half of 2020 from 2019, respectively; and
•unfavorable foreign currency effects.
These decreases were partially offset by:
•sales of $25.6 million and $52.4 million in the second quarter and first half of 2020, respectively, as a result of the Eldon acquisition.

Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2020		Six months ended June 30, 2020
	over the prior year period		over the prior year period
Growth/acquisition	(5.4)	pts	(3.2)	pts
Price	(1.1)		(0.6)
Currency	0.9		0.6
Net productivity	—		(0.5)
Total	(5.6)	pts	(3.7)	pts
The 5.6 and 3.7 percentage point decreases in segment income for Enclosures as a percentage of net sales in the second quarter and first half of 2020 from 2019, respectively were primarily the result of:
•lower sales volume resulting in decreased leverage on fixed expenses; and
•inflationary increases related to certain raw materials, labor and freight costs.
These decreases were partially offset by:
•actions taken to lower costs in response to the adverse effects of the COVID-19 pandemic, including temporarily reducing labor costs and limiting discretionary spending for purchased services and travel; and
•savings generated from restructuring and lean initiatives.
Thermal Management
The net sales, segment income and segment income as a percentage of net sales for Thermal Management were as follows:

	Three months ended				Six months ended
In millions	June 30, 2020	June 30, 2019	% / point change		June 30, 2020	June 30, 2019	% / point change
Net sales	$95.8	$128.8	(25.6)%		$216.3	$273.9	(21.0)%
Segment income	14.4	25.3	(43.1)%		34.7	59.6	(41.8)%
% of net sales	15.0%	19.6%	(4.6)	pts	16.0%	21.8%	(5.8)	pts
Net sales
The components of the change in Thermal Management net sales were as follows:

	Three months ended June 30, 2020	Six months ended June 30, 2020
	over the prior year period	over the prior year period
Volume	(24.0)%	(19.9)%
Price	—	0.3
Organic growth	(24.0)	(19.6)
Currency	(1.6)	(1.4)
Total	(25.6)%	(21.0)%
The 25.6 and 21.0 percent decreases in Thermal Management net sales in the second quarter and first half of 2020 from 2019, respectively were primarily the result of:
•slowdown in capital spending, including the effects of the COVID-19 pandemic and significant decline in oil and gas prices, resulting in organic sales decline of approximately 14.0% and 11.0% from our industrial business in the second quarter and first half of 2020 from 2019, respectively, and approximately 5.0% and 4.0% from our commercial & residential business in the second quarter and first half of 2020 from 2019, respectively; and
•unfavorable foreign currency effects.

Segment income
The components of the change in Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2020		Six months ended June 30, 2020
	over the prior year period		over the prior year period
Growth	(7.3)	pts	(6.3)	pts
Price	—		0.3
Net productivity	2.7		0.2
Total	(4.6)	pts	(5.8)	pts
The 4.6 and 5.8 percentage point decreases in segment income for Thermal Management as a percentage of net sales in the second quarter and first half of 2020 from 2019, respectively were primarily the result of:
•lower sales volume resulting in decreased leverage on fixed expenses; and
•inflationary increases related to certain raw materials, labor and freight costs.
These decreases were partially offset by:
•actions taken to lower costs in response to the adverse effects of the COVID-19 pandemic, including temporarily reducing labor costs and limiting discretionary spending for purchased services and travel; and
•savings generated from restructuring and lean initiatives.
Electrical & Fastening Solutions
The net sales, segment income and segment income as a percentage of net sales for Electrical & Fastening Solutions were as follows:

	Three months ended				Six months ended
In millions	June 30, 2020	June 30, 2019	% / point change		June 30, 2020	June 30, 2019	% / point change
Net sales	$132.1	$150.7	(12.3)%		$274.0	$288.1	(4.9)%
Segment income	34.7	41.6	(16.6)%		68.2	72.8	(6.3)%
% of net sales	26.3%	27.6%	(1.3)	pts	24.9%	25.3%	(0.4)	pts
Net sales
The components of the change in Electrical & Fastening Solutions net sales from the prior period were as follows:

	Three months ended June 30, 2020	Six months ended June 30, 2020
	over the prior year period	over the prior year period
Volume	(15.4)%	(7.6)%
Price	1.2	1.4
Organic growth	(14.3)	(6.2)
Acquisition	2.7	2.2
Currency	(0.7)	(0.9)
Total	(12.3)%	(4.9)%
The 12.3 and 4.9 percent decreases in Electrical & Fastening Solutions net sales in the second quarter and first half of 2020 from 2019, respectively were primarily the result of:
•slowdown in capital spending, including the effects of the COVID-19 pandemic, resulting in organic sales decline of approximately 10.0% and 4.5% from our commercial & residential business in the second quarter and first half of 2020 from 2019, respectively, and approximately 2.5% and 1.5% from our industrial business in the second quarter and first half of 2020 from 2019, respectively; and
•unfavorable foreign currency effects.

These decreases were partially offset by:
•sales of $4.1 million and $6.4 million in the second quarter and first half of 2020, respectively, as a result of the WBT acquisition; and
•selective increases in selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2020		Six months ended June 30, 2020
	over the prior year period		over the prior year period
Growth/acquisition	(4.4)	pts	(2.5)	pts
Price	0.8		1.0
Currency	0.1		0.1
Net productivity	2.2		1.0
Total	(1.3)	pts	(0.4)	pts
The 1.3 and 0.4 percentage point decreases in segment income for Electrical & Fastening Solutions as a percentage of net sales in the second quarter and first half of 2020 from 2019, respectively were primarily the result of:
•lower sales volume resulting in decreased leverage on fixed expenses; and
•inflationary increases related to certain raw materials, labor and freight costs.
These decreases were partially offset by:
•actions taken to lower costs in response to the adverse effects of the COVID-19 pandemic, including temporarily reducing labor costs and limiting discretionary spending for purchased services and travel; and
•selective increases in selling prices to mitigate inflationary cost increases.

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
In March 2020, as a proactive measure to maximize our liquidity in response to the effect of the COVID-19 pandemic, we drew down $150.0 million on our revolving credit facility. The proceeds remain available to be used for working capital, general corporate or other purposes. As of June 30, 2020, we had $235.0 million of cash on hand, of which only $9.2 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere and increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities was $90.5 million in the first six months of 2020, compared to net cash provided by operating activities of $57.8 million in the first six months of 2019. Net cash provided by operating activities in the first six months of 2020 primarily reflects net income of $121.6 million, net of non-cash depreciation, amortization and changes in deferred taxes, offset by a negative impact of $36.2 million as a result of increases in net working capital.
Investing activities
Net cash used for investing activities was $42.8 million in the first six months of 2020, compared to $11.5 million in the first six months of 2019. Net cash used for investing activities in the first six months of 2020 primarily reflects capital expenditures of $17.2 million and cash paid for the WBT acquisition of $27.0 million.
Net cash used for investing activities of $11.5 million in the first six months of 2019 relates primarily to capital expenditures of $17.6 million, partially offset by the sale of property and equipment of $6.1 million.
Financing activities
Net cash provided by financing activities of $82.5 million in the first six months of 2020 primarily relates to net receipts of revolving credit facility of $150.0 million, offset by dividends paid of $59.5 million.
Net cash used for financing activities of $178.0 million in the first six months of 2019 primarily relates to share repurchases of $235.7 million and dividends paid of $61.5 million, offset by net receipts of revolving credit facility of $119.0 million.
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
Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million. Total availability under the Revolving Credit Facility was $315.4 million as of June 30, 2020.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of June 30, 2020, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
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
During the six months ended June 30, 2020, we repurchased 0.2 million of our ordinary shares for $3.2 million under the 2018 Authorization. During the six months ended June 30, 2019, we repurchased 9.0 million of our ordinary shares for $232.7 million under the 2018 Authorization. As of June 30, 2020, we have $585.1 million available for share repurchases under the combined 2018 and 2019 Authorizations, which total $880.0 million.
In March 2020, to enhance our liquidity position in response to the COVID-19 pandemic, we elected to temporarily suspend any share repurchases under our existing share repurchase program. In July 2020, we lifted the temporary suspension of share repurchases. The existing program remains authorized by the Board of Directors and we may resume share repurchases in the future at any time, depending upon market conditions, our capital needs and other factors.
Dividends
During the six months ended June 30, 2020, we paid dividends of $59.5 million, or $0.35 per ordinary share. During the six months ended June 30, 2019, we paid dividends of $61.5 million, or $0.35 per ordinary share.
On May 14, 2020, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on August 7, 2020, to shareholders of record at the close of business on July 24, 2020. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $29.7 million at both June 30, 2020 and December 31, 2019.

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

	Six months ended
In millions	June 30, 2020	June 30, 2019
Net cash provided by (used for) operating activities	$90.5	$57.8
Capital expenditures	(17.2)	(17.6)
Proceeds from sale of property and equipment	1.4	6.1
Free cash flow	$74.7	$46.3

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
As a result of the changes in the current economic environment related to the COVID-19 pandemic, we evaluated whether current circumstances and market conditions indicate that it is more likely than not that either of these reporting units may be impaired and require an impairment test as of June 30, 2020. Our evaluation included consideration of changes in business performance assumptions compared to those used in our 2019 annual impairment test, such as estimates regarding future revenues and expenses, projected capital expenditures and income tax rates. We also considered changes in market-based inputs such as estimated market multiples, costs of invested capital and the most recent price of our ordinary shares. Based on our evaluation of these factors, we do not believe it is more likely than not that the Thermal Management or Electrical & Fastening Solutions reporting units may be impaired. As a result, we determined that an impairment test was not required as of June 30, 2020.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except for the broad effects of the COVID-19 pandemic as a result of its negative impact on the global economy and major financial markets, there have been no material changes in our market risk during the quarter ended June 30, 2020. For additional information, refer to our 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4. CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business, results of operations and financial condition may be materially adversely affected by global public health epidemics, including the strain of coronavirus known as COVID-19
Our business, consolidated results of operations and financial condition may be adversely affected if a global public health pandemic, including the current global COVID-19 pandemic, interferes with the ability of our employees, vendors and customers to perform our and their respective responsibilities and obligations relative to the conduct of our business. The COVID-19 pandemic has significantly impacted economic activity and markets around the world, and it has had, and could continue to have, a material negative impact on our business in numerous ways, including but not limited to those outlined below:
•The risk that we or our employees, vendors or customers may be prevented from conducting business activities for an indefinite period of time, including shutdowns that may be requested or mandated by governmental authorities or that we determine are appropriate to sanitize our facilities.
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
•Significant reductions in demand or significant volatility in demand for one or more of our products and a global economic recession that could further reduce demand and/or pricing for our products, resulting from actions taken by governments, businesses and/or the general public in an effort to limit exposure to and spreading of such infectious diseases, such as travel restrictions, quarantines and business shutdowns or slowdowns. Deteriorating economic and political conditions caused by the COVID-19 pandemic, such as increased unemployment, decreases in capital spending, business shutdowns or economic recessions, could cause a further decrease in demand for our products.
•Delays or modifications to our strategic plans, initiatives and goals due to disruptions or uncertainties related to the COVID-19 pandemic for a sustained period of time.
•An impairment in the carrying value of goodwill or intangible assets or a change in the useful life of definite-lived intangible assets could occur if there are sustained changes in consumer purchasing behaviors, government restrictions, financial results, or a deterioration of macroeconomic conditions.
•Actions we have taken or may take, or decisions we have made or may make as a consequence of the COVID-19 pandemic may result in legal claims or litigation against us.
The global spread of the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which is likely to continue and could cause a global recession. While we have taken certain actions in response to the COVID-19 pandemic to lower costs, preserve our liquidity and manage cash flow, the extent to which the COVID-19 pandemic will continue to impact our business, results of operations, liquidity and financial condition is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:
•the duration and scope of the pandemic;
•governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity;
•the actions taken in response to economic disruption;

•the impact of business disruptions on our customers and the resulting impact on their demand for our products and services; and
•our customers' ability to pay for our products and services.
Any of these factors could cause or contribute to the risks and uncertainties identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and could materially adversely affect our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the second quarter of 2020:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 25, 2020	12,685	$17.67	—	$585,149,838
April 26 - May 23, 2020	12,901	16.57	—	585,149,838
May 24 - June 30, 2020	4,726	17.19	—	585,149,838
Total	30,312		—
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
(d)On July 23, 2018, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2018 Authorization"). On February 19, 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million (the "2019 Authorization"). The 2018 and 2019 Authorizations expire on July 23, 2021. As of June 30, 2020, we have $585.1 million available for share repurchases under the combined 2018 and 2019 Authorizations.

ITEM 6.  EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended June 30, 2020

10.1	nVent Electric plc 2018 Omnibus Incentive Plan (Incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 31, 2020 (File No. 001-38265)).

10.5	Description of nVent Electric plc Management Incentive Plan.

10.8	nVent Electric plc Employee Stock Purchase and Bonus Plan, as amended and restated May 14, 2020.

10.9	Description of an Amendment to the nVent Management Company Non-Qualified Deferred Compensation Plan.

22	Guarantors and Subsidiary Issuers of Guaranteed Securities. (Incorporated by reference to Exhibit 22 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on April 29, 2020 (File No. 001-38265)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2020.

nVent Electric plc
Registrant

By	/s/ Sara E. Zawoyski
Sara E. Zawoyski
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President, Chief Accounting Officer and Treasurer