Form 10-Q
period 2020-09-30
nVent Electric plc
filed 2020-10-30
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 30, 2020, 170,118,318 shares of Registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales	$509.3	$559.8	$1,477.4	$1,637.3
Cost of goods sold	312.5	335.7	925.0	991.1
Gross profit	196.8	224.1	552.4	646.2
Selling, general and administrative	107.4	126.2	334.8	359.4
Research and development	10.5	11.8	33.1	36.2
Impairment of goodwill and trade names	220.5	—	220.5	—
Operating income (loss)	(141.6)	86.1	(36.0)	250.6
Net interest expense	8.5	11.6	27.8	34.0
Other expense	0.7	0.9	2.2	2.8
Income (loss) before income taxes	(150.8)	73.6	(66.0)	213.8
Provision (benefit) for income taxes	(12.1)	13.7	28.3	36.6
Net income (loss)	$(138.7)	$59.9	$(94.3)	$177.2
Comprehensive income (loss), net of tax
Net income (loss)	$(138.7)	$59.9	$(94.3)	$177.2
Changes in cumulative translation adjustment	1.2	(8.0)	(15.7)	(1.8)
Changes in market value of derivative financial instruments, net of tax	(5.4)	2.3	6.8	8.8
Comprehensive income (loss)	$(142.9)	$54.2	$(103.2)	$184.2
Earnings (loss) per ordinary share
Basic	$(0.82)	$0.35	$(0.56)	$1.03
Diluted	$(0.82)	$0.35	$(0.56)	$1.02
Weighted average ordinary shares outstanding
Basic	170.0	169.1	169.9	172.3
Diluted	170.0	170.3	169.9	173.8
Cash dividends paid per ordinary share	$0.175	$0.175	$0.525	$0.525
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2020	December 31, 2019
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$159.8	$106.4
Accounts and notes receivable, net of allowances of $7.5 and $5.4, respectively	327.4	334.3
Inventories	238.9	244.7
Other current assets	89.9	113.3
Total current assets	816.0	798.7
Property, plant and equipment, net	278.1	284.5
Other assets
Goodwill	2,090.7	2,279.1
Intangibles, net	1,117.6	1,160.5
Other non-current assets	108.2	117.5
Total other assets	3,316.5	3,557.1
Total assets	$4,410.6	$4,640.3
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$20.0	$17.5
Accounts payable	139.1	187.1
Employee compensation and benefits	68.8	71.9
Other current liabilities	182.0	185.7
Total current liabilities	409.9	462.2
Other liabilities
Long-term debt	1,032.8	1,047.1
Pension and other post-retirement compensation and benefits	220.0	207.2
Deferred tax liabilities	234.7	237.8
Other non-current liabilities	99.8	93.5
Total liabilities	1,997.2	2,047.8
Equity
Ordinary shares $0.01 par value, 400.0 authorized, 170.1 and 169.5 issued at September 30, 2020 and December 31, 2019, respectively	1.7	1.7
Additional paid-in capital	2,516.2	2,502.7
Retained earnings	3.0	186.7
Accumulated other comprehensive loss	(107.5)	(98.6)
Total equity	2,413.4	2,592.5
Total liabilities and equity	$4,410.6	$4,640.3
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2020	September 30, 2019
Operating activities
Net income (loss)	$(94.3)	$177.2
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation	28.8	26.1
Amortization	48.1	45.6
Deferred income taxes	6.2	(1.9)
Share-based compensation	10.0	12.4
Impairment of goodwill and trade names	220.5	—
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	7.8	(17.2)
Inventories	9.3	(18.4)
Other current assets	22.2	—
Accounts payable	(46.1)	(53.6)
Employee compensation and benefits	(3.5)	(7.7)
Other current liabilities	(3.4)	(1.9)
Other non-current assets and liabilities	(1.9)	(3.1)
Net cash provided by (used for) operating activities	203.7	157.5
Investing activities
Capital expenditures	(25.4)	(29.0)
Proceeds from sale of property and equipment	1.5	6.1
Acquisitions, net of cash acquired	(27.0)	(127.8)
Net cash provided by (used for) investing activities	(50.9)	(150.7)
Financing activities
Net receipts of revolving long-term debt	—	216.5
Repayments of long-term debt	(12.5)	(9.7)
Dividends paid	(89.2)	(91.1)
Shares issued to employees, net of shares withheld	4.7	5.3
Repurchases of ordinary shares	(3.2)	(235.7)
Net cash provided by (used for) financing activities	(100.2)	(114.7)
Effect of exchange rate changes on cash and cash equivalents	0.8	(1.6)
Change in cash and cash equivalents	53.4	(109.5)
Cash and cash equivalents, beginning of period	106.4	159.0
Cash and cash equivalents, end of period	$159.8	$49.5
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2019	169.5	$1.7	$2,502.7	$186.7	$(98.6)	$2,592.5
Net income	—	—	—	18.6	—	18.6
Other comprehensive income (loss), net of tax	—	—	—	—	(6.5)	(6.5)
Dividends declared	—	—	—	(29.8)	—	(29.8)
Share repurchases	(0.2)	—	(3.2)	—	—	(3.2)
Exercise of options, net of shares tendered for payment	0.3	—	6.4	—	—	6.4
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(3.3)	—	—	(3.3)
Share-based compensation	—	—	1.9	—	—	1.9
Balance - March 31, 2020	169.8	$1.7	$2,504.5	$175.5	$(105.1)	$2,576.6
Net income	—	—	—	25.8	—	25.8
Other comprehensive income (loss), net of tax	—	—	—	—	1.8	1.8
Dividends declared	—	—	—	(29.8)	—	(29.8)
Exercise of options, net of shares tendered for payment	—	—	0.2	—	—	0.2
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.6)	—	—	(0.6)
Share-based compensation	—	—	4.2	—	—	4.2
Balance - June 30, 2020	169.9	$1.7	$2,508.3	$171.5	$(103.3)	$2,578.2
Net income (loss)	—	—	—	(138.7)	—	(138.7)
Other comprehensive income (loss), net of tax	—	—	—	—	(4.2)	(4.2)
Dividends declared	—	—	—	(29.8)	—	(29.8)
Exercise of options, net of shares tendered for payment	0.2	—	2.2	—	—	2.2
Shares surrendered by employees to pay taxes	—	—	(0.2)	—	—	(0.2)
Share-based compensation	—	—	5.9	—	—	5.9
Balance - September 30, 2020	170.1	$1.7	$2,516.2	$3.0	$(107.5)	$2,413.4

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2018	177.2	$1.8	$2,709.7	$83.4	$(107.8)	$2,687.1
Net income	—	—	—	56.4	—	56.4
Other comprehensive income (loss), net of tax	—	—	—	—	(3.2)	(3.2)
Dividends declared	—	—	—	(30.6)	—	(30.6)
Share repurchases	(3.0)	(0.1)	(79.8)	—	—	(79.9)
Exercise of options, net of shares tendered for payment	0.3	—	3.6	—	—	3.6
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(2.6)	—	—	(2.6)
Share-based compensation	—	—	4.3	—	—	4.3
Balance - March 31, 2019	174.7	$1.7	$2,635.2	$109.2	$(111.0)	$2,635.1
Net income	—	—	—	60.9	—	60.9
Other comprehensive income (loss), net of tax	—	—	—	—	15.9	15.9
Dividends declared	—	—	—	(29.6)	—	(29.6)
Share repurchases	(5.9)	—	(152.8)	—	—	(152.8)
Exercise of options, net of shares tendered for payment	0.3	—	4.8	—	—	4.8
Shares surrendered by employees to pay taxes	—	—	(0.6)	—	—	(0.6)
Share-based compensation	—	—	4.1	—	—	4.1
Balance - June 30, 2019	169.1	$1.7	$2,490.7	$140.5	$(95.1)	$2,537.8
Net income	—	—	—	59.9	—	59.9
Other comprehensive income (loss), net of tax	—	—	—	—	(5.7)	(5.7)
Dividends declared	—	—	—	(29.6)	—	(29.6)
Exercise of options, net of shares tendered for payment	—	—	0.3	—	—	0.3
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.3)	—	—	(0.3)
Share-based compensation	—	—	4.1	—	—	4.1
Balance - September 30, 2019	169.2	$1.7	$2,494.8	$170.8	$(100.8)	$2,566.5
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

1.Basis of Presentation and Responsibility for Interim Financial Statements
Business
nVent Electric plc ("nVent," "we," "us," "our" or the "Company") is a leading global provider of electrical connection and protection solutions. The Company is comprised of three reporting segments: Enclosures, Electrical & Fastening Solutions and Thermal Management.
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
Adoption of new accounting standards
Effective January 1, 2020, the Company adopted Accounting Standards Update 2017-04, "Intangibles-Goodwill and Other (Topic 350)". The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment expense for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended September 30, 2020
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$159.7	$109.2	$69.6	$338.5
Developed Europe (1)	60.4	26.3	32.0	118.7
Developing (2)	20.9	8.2	12.2	41.3
Other Developed (3)	3.7	4.0	3.1	10.8
Total	$244.7	$147.7	$116.9	$509.3

	Nine months ended September 30, 2020
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$474.6	$312.3	$191.4	$978.3
Developed Europe (1)	177.8	74.9	85.6	338.3
Developing (2)	59.9	23.2	45.5	128.6
Other Developed (3)	10.2	11.3	10.7	32.2
Total	$722.5	$421.7	$333.2	$1,477.4

	Three months ended September 30, 2019
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$183.3	$107.6	$90.7	$381.6
Developed Europe (1)	52.0	28.1	32.1	112.2
Developing (2)	23.6	10.5	20.3	54.4
Other Developed (3)	3.7	3.4	4.5	11.6
Total	$262.6	$149.6	$147.6	$559.8

	Nine months ended September 30, 2019
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$549.8	$314.6	$248.0	$1,112.4
Developed Europe (1)	150.4	82.9	97.4	330.7
Developing (2)	68.9	30.1	63.2	162.2
Other Developed (3)	9.0	10.1	12.9	32.0
Total	$778.1	$437.7	$421.5	$1,637.3
(1) Developed Europe includes Western Europe and Eastern Europe included in European Union.
(2) Developing includes China, Eastern Europe not included in European Union, Latin America, Middle East and Southeast Asia.
(3) Other Developed includes Australia and Japan.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

Vertical net sales information was as follows:

	Three months ended September 30, 2020
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$148.4	$29.4	$47.4	$225.2
Commercial & Residential	28.5	83.3	45.2	157.0
Energy	21.3	15.5	22.7	59.5
Infrastructure	46.5	19.5	1.6	67.6
Total	$244.7	$147.7	$116.9	$509.3

	Nine months ended September 30, 2020
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$438.5	$81.3	$129.6	$649.4
Commercial & Residential	83.9	237.5	117.8	439.2
Energy	66.6	45.9	81.4	193.9
Infrastructure	133.5	57.0	4.4	194.9
Total	$722.5	$421.7	$333.2	$1,477.4

	Three months ended September 30, 2019
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$157.8	$30.1	$60.5	$248.4
Commercial & Residential	29.4	87.2	47.3	163.9
Energy	26.5	13.6	37.1	77.2
Infrastructure	48.9	18.7	2.7	70.3
Total	$262.6	$149.6	$147.6	$559.8

	Nine months ended September 30, 2019
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$467.7	$86.7	$173.9	$728.3
Commercial & Residential	78.7	255.0	131.7	465.4
Energy	78.6	41.8	109.1	229.5
Infrastructure	153.1	54.2	6.8	214.1
Total	$778.1	$437.7	$421.5	$1,637.3

Contract balances
Contract assets and liabilities consisted of the following:

In millions	September 30, 2020	December 31, 2019	$ Change	% Change
Contract assets	$42.8	$69.4	$(26.6)	(38.3)%
Contract liabilities	11.7	13.7	(2.0)	(14.6)%
Net contract assets	$31.1	$55.7	$(24.6)	(44.2)%

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

The $24.6 million decrease in net contract assets from December 31, 2019 to September 30, 2020 was primarily the result of timing of milestone payments. The majority of our contract liabilities at December 31, 2019 were recognized in revenue during the nine months ended September 30, 2020. There were no material impairment losses recognized on our contract assets for the three or nine months ended September 30, 2020.
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On September 30, 2020, we had $82.7 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

3.Restructuring
During the nine months ended September 30, 2020 and the year ended December 31, 2019, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Specifically in the first nine months of 2020, certain initiatives were executed in response to the decrease in expected demand attributed to the effect of the COVID-19 pandemic and recent significant volatility in oil and gas prices leading to a potential sustained downturn in the energy industry. Restructuring initiatives during the nine months ended September 30, 2020 included the reduction in hourly and salaried headcount of approximately 300 employees.
Restructuring related costs included in Selling, general and administrative expense in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Three months ended		Nine months ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Severance and related costs	$3.5	$10.9	$9.7	$14.4
Other	0.8	0.3	1.9	1.5
Total restructuring costs	$4.3	$11.2	$11.6	$15.9
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Enclosures	$0.9	$1.5	$5.1	$1.6
Electrical & Fastening Solutions	0.3	0.2	0.4	1.2
Thermal Management	1.7	2.8	4.3	5.6
Other	1.4	6.7	1.8	7.5
Total	$4.3	$11.2	$11.6	$15.9

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows for the nine months ended September 30, 2020:

In millions
Beginning balance	$9.5
Costs incurred	9.7
Cash payments and other	(11.6)
Ending balance	$7.6

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

4.Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income (loss)	$(138.7)	$59.9	$(94.3)	$177.2
Weighted average ordinary shares outstanding
Basic	170.0	169.1	169.9	172.3
Dilutive impact of stock options, restricted stock units and performance share units	—	1.2	—	1.5
Diluted	170.0	170.3	169.9	173.8
Earnings (loss) per ordinary share
Basic earnings (loss) per ordinary share	$(0.82)	$0.35	$(0.56)	$1.03
Diluted earnings (loss) per ordinary share	$(0.82)	$0.35	$(0.56)	$1.02
Anti-dilutive stock options excluded from the calculation of diluted earnings (loss) per share	4.6	2.6	4.4	2.1

As a result of the Company’s net loss during the three and nine month periods ended September 30, 2020, 0.5 million and 0.7 million of outstanding stock options, restricted stock units and performance share units were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

5.Acquisitions
On August 30, 2019, we completed the acquisition of Eldon Holding AB ("Eldon") for $127.8 million, net of cash acquired. Eldon, now part of our Enclosures segment, is an innovative European based manufacturer of enclosures that protect sensitive electrical, electronic and data and telecommunications components.

The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $51.2 million, none of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $46.7 million of definite-lived customer relationships with an estimated useful life of 17 years.

On February 10, 2020, we acquired substantially all of the assets of WBT LLC ("WBT") for $29.9 million in cash. The U.S. based WBT business manufactures high-quality cable tray systems that will be marketed as part of the nVent CADDY product line within our Electrical & Fastening Solutions segment and nVent HOFFMAN product line within our Enclosures segment.

The excess purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $13.7 million, substantially all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $11.3 million of definite-lived customer relationships with an estimated useful life of 12 years.

The pro forma impact of these acquisitions is not material.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

6.Goodwill and Other Identifiable Intangible Assets
As a result of the adverse market and economic conditions attributed to the COVID-19 pandemic, combined with significant volatility in oil and gas prices leading to a potential sustained downturn in the energy industry, we concluded a triggering event occurred during the third quarter of 2020 for our Thermal Management reporting unit requiring an impairment test as of September 30, 2020. In order to perform the goodwill impairment test for the Thermal Management reporting unit, including consideration of market-based inputs such as a market capitalization reconciliation, we determined it was appropriate to measure the fair value of all of our reporting units as of September 30, 2020.
The fair value of the reporting units was determined using a discounted cash flow and market approach. Determining the fair value of the reporting units required the use of significant judgment, including assumptions about future revenues and expenses, capital expenditures and changes in working capital and discount rates, which are based on our annual operating plan and long-term business plan. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, including the impacts from the COVID-19 pandemic and growth expectations for the industries and end markets in which the reporting unit participates. Inputs used to estimate these fair values included significant unobservable inputs that reflect the Company’s assumptions about the inputs that market participants would use and, therefore, the fair value assessments are classified within Level 3 of the fair value hierarchy defined by the accounting guidance.
As a result of this analysis, during the three months ended September 30, 2020, we recognized a pre-tax, non-cash goodwill impairment expense of $212.3 million related to the Thermal Management reporting unit. Subsequent to the impairment charge recorded in the quarter, the remaining goodwill for the Thermal Management reporting unit was $712.5 million. The impairment resulted in a $21.6 million income tax benefit associated with the proportionate share of tax deductible goodwill. The impairment expense is included in Impairment of goodwill and trade names on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).

The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2019	Acquisitions/ divestitures	Impairment	Foreign currency translation/other	September 30, 2020
Enclosures	$315.4	$6.4	$—	$4.4	$326.2
Electrical & Fastening Solutions	1,038.2	13.8	—	—	$1,052.0
Thermal Management	925.5	—	(212.3)	(0.7)	$712.5
Total goodwill	$2,279.1	$20.2	$(212.3)	$3.7	$2,090.7

Identifiable intangible assets consisted of the following:

	September 30, 2020			December 31, 2019
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,209.8	$(373.1)	$836.7	$1,197.9	$(326.1)	$871.8
Proprietary technology and patents	16.3	(8.5)	7.8	14.8	(7.4)	7.4
Total definite-life intangibles	1,226.1	(381.6)	844.5	1,212.7	(333.5)	879.2
Indefinite-life intangibles
Trade names	273.1	—	273.1	281.3	—	281.3
Total intangibles	$1,499.2	$(381.6)	$1,117.6	$1,494.0	$(333.5)	$1,160.5

Identifiable intangible asset amortization expense was $16.1 million and $15.4 million for the three months ended September 30, 2020 and 2019, respectively, and $48.1 million and $45.6 million for the nine months ended September 30, 2020 and 2019, respectively. For the three and nine months ended September 30, 2020, we recognized pre-tax, non-cash impairment expense of $8.2 million related to trade names.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2020 and the next five years is as follows:

	Q4
In millions	2020	2021	2022	2023	2024	2025
Estimated amortization expense	$16.0	$63.1	$63.1	$62.9	$62.3	$62.3

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

7.Supplemental Balance Sheet Information

In millions	September 30, 2020	December 31, 2019
Inventories
Raw materials and supplies	$69.3	$67.1
Work-in-process	25.5	25.6
Finished goods	144.1	152.0
Total inventories	$238.9	$244.7
Other current assets
Contract assets	$42.8	$69.4
Prepaid expenses	33.8	32.5
Prepaid income taxes	10.7	9.0
Other current assets	2.6	2.4
Total other current assets	$89.9	$113.3
Property, plant and equipment, net
Land and land improvements	$40.4	$40.6
Buildings and leasehold improvements	180.6	181.6
Machinery and equipment	454.3	440.4
Construction in progress	21.7	16.5
Total property, plant and equipment	697.0	679.1
Accumulated depreciation and amortization	418.9	394.6
Total property, plant and equipment, net	$278.1	$284.5
Other non-current assets
Deferred compensation plan assets	$17.9	$17.3
Lease right-of-use assets	46.8	44.2
Deferred tax assets	25.7	40.9
Other non-current assets	17.8	15.1
Total other non-current assets	$108.2	$117.5
Other current liabilities
Dividends payable	$29.8	$29.7
Accrued rebates	36.5	44.1
Contract liabilities	11.7	13.7
Accrued taxes payable	21.6	24.8
Current lease liabilities	14.3	14.7
Other current liabilities	68.1	58.7
Total other current liabilities	$182.0	$185.7
Other non-current liabilities
Income taxes payable	$31.8	$31.9
Deferred compensation plan liabilities	17.9	17.3
Non-current lease liabilities	36.7	33.7
Other non-current liabilities	13.4	10.6
Total other non-current liabilities	$99.8	$93.5

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

At September 30, 2020 and December 31, 2019, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $40.8 million and $34.5 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) was not material for any period presented.

Cross currency swaps
At both September 30, 2020 and December 31, 2019, we had outstanding cross currency swap agreements with a combined notional amount of $303.5 million. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. At September 30, 2020 and December 31, 2019, we had deferred foreign currency gains of $8.7 million and $1.9 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.

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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2020		December 31, 2019
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$257.1	$257.1	$269.6	$269.6
Fixed rate debt	800.0	909.0	800.0	863.5
Total debt	$1,057.1	$1,166.1	$1,069.6	$1,133.1

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	September 30, 2020
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(5.2)	$—	$—	$(5.2)
Foreign currency contract assets	—	5.3	—	—	5.3
Deferred compensation plan assets	13.9	—	—	4.0	17.9
Total recurring fair value measurements	$13.9	$0.1	$—	$4.0	$18.0

Recurring fair value measurements	December 31, 2019
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(3.4)	$—	$—	$(3.4)
Foreign currency contract assets	—	7.6	—	—	7.6
Deferred compensation plan assets	12.8	—	—	4.5	17.3
Total recurring fair value measurements	$12.8	$4.2	$—	$4.5	$21.5

9.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at September 30, 2020	Maturity Year	September 30, 2020	December 31, 2019
Revolving credit facility	1.520%	2023	$134.6	$134.6
Senior notes - fixed rate	3.950%	2023	300.0	300.0
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Term loan facility	1.520%	2023	122.5	135.0
Unamortized debt issuance costs and discounts	N/A	N/A	(4.3)	(5.0)
Total debt			1,052.8	1,064.6
Less: Current maturities and short-term borrowings			(20.0)	(17.5)
Long-term debt			$1,032.8	$1,047.1

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
In March 2020, as a proactive measure to maximize our liquidity in response to the effect of the COVID-19 pandemic, we drew down $150.0 million on our Revolving Credit Facility. We repaid this amount on our Revolving Credit Facility in September 2020. Total availability under the Revolving Credit Facility was $465.4 million as of September 30, 2020.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of September 30, 2020, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding, excluding unamortized issuance costs and discounts, at September 30, 2020 matures on a calendar year basis as follows:

	Q4
In millions	2020	2021	2022	2023	2024	2025	Thereafter	Total
Contractual debt obligation maturities	$5.0	$20.0	$20.0	$512.1	$—	$—	$500.0	$1,057.1

10.Income Taxes
The effective income tax rate for the nine months ended September 30, 2020 was negative 42.9%, compared to 17.1% for the nine months ended September 30, 2019. The liability for uncertain tax positions was $17.0 million at both September 30, 2020 and December 31, 2019. We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss), which is consistent with our past practices.
In the third quarter of 2020, along with the goodwill impairment expense of $212.3 million, we recorded $21.6 million of income tax benefit associated with the proportionate share of tax deductible goodwill.

Valuation allowances are recorded to reduce the amount of deferred tax assets in jurisdictions where, based on the weight of information available to us, we determine that it is more likely than not the related tax benefits will not be realized. In the nine-month period ended September 30, 2020, as a result of the assessment of the available information, we established a valuation allowance of $19.4 million on certain foreign deferred tax assets.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

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
During the nine months ended September 30, 2020, we repurchased 0.2 million of our ordinary shares for $3.2 million under the 2018 Authorization. During the nine months ended September 30, 2019, we repurchased 9.0 million of our ordinary shares for $232.7 million under the 2018 Authorization. As of September 30, 2020, we have $585.1 million available for share repurchases under the combined 2018 and 2019 Authorizations, which total $880.0 million.
In March 2020, to enhance our liquidity position in response to the COVID-19 pandemic, we elected to temporarily suspend any share repurchases under our existing share repurchase program. In July 2020, we lifted the temporary suspension of share repurchases, and in October 2020, we resumed the execution of share repurchases to help offset dilution.
On September 28, 2020, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on November 6, 2020, to shareholders of record at the close of business on October 23, 2020. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $29.8 million and $29.7 million at September 30, 2020 and December 31, 2019, respectively.

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
Financial information by reportable segment is as follows:

	Three months ended		Nine months ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales
Enclosures	$244.7	$262.6	$722.5	$778.1
Electrical & Fastening Solutions	147.7	149.6	421.7	437.7
Thermal Management	116.9	147.6	333.2	421.5
Total	$509.3	$559.8	$1,477.4	$1,637.3
Segment income (loss)
Enclosures	$44.0	$47.6	$113.1	$141.4
Electrical & Fastening Solutions	40.7	41.3	108.9	114.1
Thermal Management	25.5	38.5	60.2	98.1
Other	(9.3)	(12.8)	(31.5)	(38.0)
Total	$100.9	$114.6	$250.7	$315.6

The following table presents a reconciliation of segment income to income before income taxes:

	Three months ended		Nine months ended
In millions	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Segment income	$100.9	$114.6	$250.7	$315.6
Impairment of goodwill	(212.3)	—	(212.3)	—
Impairment of trade names	(8.2)	—	(8.2)	—
Intangible amortization	(16.1)	(15.4)	(48.1)	(45.6)
Restructuring and other	(5.4)	(11.2)	(15.9)	(17.5)
Acquisition transaction and integration costs	(0.5)	(1.9)	(2.2)	(1.9)
Net interest expense	(8.5)	(11.6)	(27.8)	(34.0)
Other expense	(0.7)	(0.9)	(2.2)	(2.8)
Income (loss) before income taxes	$(150.8)	$73.6	$(66.0)	$213.8

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
During the three months ended September 30, 2020 and September 30, 2019, rent expense was $4.9 million and $5.0 million, respectively. During the nine months ended September 30, 2020 and September 30, 2019, rent expense was $15.0 million and $14.1 million, respectively. Rent expense figures are primarily related to operating lease costs. Costs associated with short-term leases, variable rent and subleases were immaterial.
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

	September 30, 2020	September 30, 2019
Weighted average remaining lease term
Operating leases	5 years	5 years
Weighted average discount rate
Operating leases	3.7%	4.1%
Future lease payments under non-cancelable operating leases as of September 30, 2020 were as follows:

In millions
Remainder of 2020	$4.6
2021	15.5
2022	11.3
2023	7.5
2024	5.6
2025	4.5
Thereafter	9.9
Total lease payments	$58.9
Less imputed interest	(7.9)
Total reported lease liability	$51.0
As of September 30, 2020, we have approximately $23 million in future undiscounted cash flows related to a lease of a manufacturing facility and warehouse that has not yet commenced for which we are involved in the design and construction of the assets. The lease has a term of 10 years and is expected to commence in the first half of 2021.
Supplemental cash flow information related to operating leases were as follows:

	Nine months ended
In millions	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$13.8	$12.9
Lease right-of-use assets obtained in exchange for new lease liabilities	13.8	12.8

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

Supplemental balance sheet information related to operating leases was as follows:

In millions	Classification	September 30, 2020	December 31, 2019
Assets
Lease right-of-use assets	Other non-current assets	$46.8	$44.2
Liabilities
Current lease liabilities	Other current liabilities	$14.3	$14.7
Non-current lease liabilities	Other non-current liabilities	36.7	33.7
Total lease liabilities		$51.0	$48.4

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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of September 30, 2020 and December 31, 2019 was not material.
Stand-by letters of credit, bank guarantees and bonds
In the ordinary course of business, we are required to commit to bonds, letters of credit and bank guarantees that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs. As of September 30, 2020 and December 31, 2019, the outstanding value of bonds, letters of credit and bank guarantees totaled $41.3 million and $70.0 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "should," "would," "positioned," "strategy," "future," "forecast" or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include adverse effects on our business operations or financial results, including due to the impact of the novel coronavirus 2019 ("COVID-19") pandemic and potential impairment of goodwill and trade names; overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve, including the impacts of tariffs; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and ITEM 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across three segments: Enclosures, Electrical & Fastening Solutions and Thermal Management, which represented approximately 49%, 28% and 23% of total revenues during the first nine months of 2020, respectively.

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

•Electrical & Fastening Solutions—The Electrical & Fastening Solutions segment provides solutions that connect and protect electrical and mechanical systems and civil structures. Its engineered electrical and fastening products are innovative cost efficient and labor saving connections that are used across a wide range of verticals, including commercial, industrial, infrastructure and energy.
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

COVID-19
In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected, and is likely to continue to adversely affect, our business. Governments around the world have implemented measures to help control the spread of the virus, including business curtailments and shutdowns, isolating residents to their places of residence and restricting travel. Significant uncertainty exists concerning the duration and magnitude of the impact of the COVID-19 pandemic on our business, but the effects of the COVID-19 pandemic have had an unfavorable impact on our business, and we anticipate that the global health crisis and related actions will negatively impact business activity globally.
Our top priority remains the safety and well-being of our employees. We have implemented safety and hygiene processes at our manufacturing and distribution locations to help keep our employees safe, including separation of shifts and workstations, temperature monitoring in most locations, and other recommended practices. We have also taken actions to help keep our non-manufacturing employees safe, including: directing employees to work from home, wherever possible, limiting and screening visitors to our facilities, travel restrictions, canceling events that involve large groups of people, encouraging social distancing best practices and enhanced cleaning in our facilities. All of our facilities have a COVID-19 readiness plan, and we have also launched updated wellness programs for employees. We expect to continue to implement these measures until we determine that the COVID-19 pandemic is adequately contained for purposes of our business, and we may take further actions as government authorities require or recommend, or as we determine to be in the best interests of our employees.

We also remain focused on continuing to serve our customers and support critical industries and essential infrastructure such as medical, data centers and networking solutions, energy and defense, among others. Government mandated measures providing for business curtailments or shutdowns have generally excluded certain essential businesses and services, including businesses that manufacture and sell products or services that are considered essential to daily lives, or otherwise operate in essential or critical sectors. While our facilities are considered essential and have remained operational, during the third quarter we have experienced intermittent partial closures at certain facilities as a result of these measures or the need to sanitize the facilities and address employee well-being. As of the date of this filing, all of our manufacturing sites are operational and we have not experienced any significant disruptions to our supply chain. We have experienced and expect to continue to experience reductions in customer demand in several end-markets across our business segments. During the second and third quarters of 2020, organic sales declined by approximately 22% and 14% compared to the same period of the prior year, respectively, which was primarily attributable to the adverse impacts of the pandemic.
In response to the adverse effects of the pandemic, we have taken, and expect to continue to take as appropriate, actions to lower costs, manage our liquidity and focus on cash flow. These actions have included, but are not limited to:
•Limiting discretionary spending across the organization;
•Reducing payroll costs, which included employee furloughs and temporarily reducing Board of Director fees and salaries for executive officers and other senior leaders in the second and third quarters of 2020;
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
In addition to actions taken to lower costs, manage our liquidity and focus on cash flow, we remain focused on enhancing our digital and technological capabilities. Our shift to working virtually where possible is allowing us to accelerate our digital initiatives as we collaborate with customers and distribution partners to enhance our websites and improve our digital product content. We are also continuing to invest in our technological capabilities, with new product launches in the first nine months of 2020, and more expected to be launched during the balance of this year.
We will continue to actively monitor the impacts of the pandemic and may take further actions that alter our business operations as may be required by governments in the jurisdictions where we operate, or that we determine are in the best interests of our employees, customers, suppliers and shareholders.
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2019 and the first nine months of 2020 and will likely impact our results in the future:
•There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and severity of the pandemic and the extent of worldwide social, political and economic disruption it may cause. The magnitude of the impact of the pandemic on our financial condition, liquidity and results of operations cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues, its effect on the demand for the Company’s products and services and the supply chain, as well as the impact of governmental regulations imposed in response to the pandemic including potential business curtailments and shutdowns impacting our factories. In addition, the recent significant volatility in oil and gas prices have lead to a potential sustained downturn in the energy industry.
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
•During 2019 and the first nine months of 2020, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Specifically in the first nine months of 2020, certain initiatives were executed in response to the decrease in demand attributed to the effect of the COVID-19 pandemic.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2020 and 2019 were as follows:

	Three months ended
In millions	September 30, 2020	September 30, 2019	$ change	% / point change
Net sales	$509.3	$559.8	$(50.5)	(9.0)%
Cost of goods sold	312.5	335.7	(23.2)	(6.9)%
Gross profit	196.8	224.1	(27.3)	(12.2)%
% of net sales	38.6%	40.0%		(1.4)%

Selling, general and administrative	107.4	126.2	(18.8)	(14.9)%
% of net sales	21.1%	22.5%		(1.4)%
Research and development	10.5	11.8	(1.3)	(11.0)%
% of net sales	2.1%	2.1%		—%
Impairment of goodwill and trade names	220.5	—	220.5	N.M.

Operating income (loss)	(141.6)	86.1	(227.7)	(264.5)%
% of net sales	(27.8)%	15.4%		(43.2)%

Net interest expense	8.5	11.6	(3.1)	N.M.
Other expense	0.7	0.9	(0.2)	N.M.

Income (loss) before income taxes	(150.8)	73.6	(224.4)	(304.9)%
Provision (benefit) for income taxes	(12.1)	13.7	(25.8)	(188.3)%
Effective tax rate	8.0%	18.6%		(10.6)%
N.M. Not Meaningful

The consolidated results of operations for the nine months ended September 30, 2020 and September 30, 2019 were as follows:

	Nine months ended
In millions	September 30, 2020	September 30, 2019	$ change	% / point change
Net sales	$1,477.4	$1,637.3	$(159.9)	(9.8)%
Cost of goods sold	925.0	991.1	(66.1)	(6.7)%
Gross profit	552.4	646.2	(93.8)	(14.5)%
% of net sales	37.4%	39.5%		(2.1)%

Selling, general and administrative	334.8	359.4	(24.6)	(6.8)%
% of net sales	22.7%	22.0%		0.7%
Research and development	33.1	36.2	(3.1)	(8.6)%
% of net sales	2.2%	2.2%		—%
Impairment of goodwill and trade names	220.5	—	220.5	N.M.

Operating income (loss)	(36.0)	250.6	(286.6)	(114.4)%
% of net sales	(2.4)%	15.3%		(17.7)%

Net interest expense	27.8	34.0	(6.2)	N.M.
Other expense	2.2	2.8	(0.6)	N.M.

Income (loss) before income taxes	(66.0)	213.8	(279.8)	(130.9)%
Provision for income taxes	28.3	36.6	(8.3)	(22.7)%
Effective tax rate	(42.9)%	17.1%		(60.0)%
N.M. Not Meaningful

Net sales
The components of the change in consolidated net sales from the prior period were as follows:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
	over the prior year period	over the prior year period
Volume	(13.8)%	(14.4)%
Price	0.3	0.2
Organic growth	(13.5)	(14.2)
Acquisition	3.6	4.8
Currency	0.9	(0.4)
Total	(9.0)%	(9.8)%
The 9.0 and 9.8 percentage point decreases in net sales in the third quarter and first nine months of 2020 from 2019, respectively were primarily the result of:
•slowdown in capital spending, including from the effects of the COVID-19 pandemic, resulting in organic sales decline of approximately 7.0% and 8.0% from our industrial business in the third quarter and first nine months of 2020 from 2019, respectively, and approximately 2.0% and 2.5% from our commercial & residential business in the third quarter and first nine months of 2020 from 2019, respectively.
These decreases were partially offset by:
•sales of $20.3 and $79.1 million in the third quarter and first nine months of 2020, respectively, as a result of the Eldon and WBT acquisitions.
Gross profit
The 1.4 and 2.1 percentage point decreases in gross profit as a percentage of net sales in the third quarter and first nine months of 2020 from 2019, respectively were primarily the result of:
•lower sales volume resulting in decreased leverage on fixed expenses in cost of goods sold; and
•inflationary increases related to certain raw materials, labor and freight costs.
These decreases were partially offset by:
•actions taken to lower costs in response to the adverse effects of the COVID-19 pandemic, including temporarily reducing labor costs and limiting discretionary spending; and
•savings generated from our lean and supply management practices.
Selling, general and administrative ("SG&A")
The 1.4 percentage point decrease in SG&A expense as a percentage of net sales in the third quarter of 2020 from 2019 was primarily the result of:
•actions taken to lower costs in response to the adverse effects of the COVID-19 pandemic, including temporarily reducing labor costs and limiting discretionary spending;
•restructuring and other costs of $5.4 million in the third quarter of 2020, compared to $11.2 million in the third quarter of 2019; and
•savings generated from restructuring and other lean initiatives.
These decreases were partially offset by:
•lower sales volume resulting in decreased leverage on fixed operating expenses; and
•inflationary increases impacting our labor costs.
The 0.7 percentage point increase in SG&A expense as a percentage of net sales in the first nine months of 2020 from 2019 was primarily the result of:
•lower sales volume resulting in decreased leverage on fixed operating expenses; and

•inflationary increases impacting our labor costs.
These increases were partially offset by:
•actions taken to lower costs in response to the adverse effects of the COVID-19 pandemic, including temporarily reducing labor costs and limiting discretionary spending; and
•savings generated from restructuring and other lean initiatives.
Impairment of goodwill and trade names
During the third quarter of 2020, as a result of the adverse market and economic conditions attributed to the COVID-19 pandemic, combined with significant volatility in oil and gas prices leading to a potential sustained downturn in the energy industry, we recognized pre-tax, non-cash impairment expense of $220.5 million, which primarily relates to a $212.3 million impairment of goodwill in the Thermal Management reporting unit. During the third quarter of 2020, we also recognized pre-tax, non-cash impairment expense of $8.2 million related to trade names.
Provision (benefit) for income taxes
The differences in the effective tax rates in the third quarter and first nine months of 2020 from 2019 were primarily the result of:
•impairment of goodwill during the third quarter of 2020 of $212.3 million and the related $21.6 million tax benefit from favorable deferred tax adjustments; and
•a $19.4 million non-cash charge related to the establishment of a valuation allowance on certain foreign deferred tax assets recorded in the first quarter of 2020.

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our three reportable segments (Enclosures, Electrical & Fastening Solutions and Thermal Management). Each of these segments comprises various product offerings that serve multiple end users.
We evaluate performance based on sales and segment income and use a variety of ratios to measure performance of our reporting segments. Segment income represents operating income (loss) exclusive of intangible amortization, acquisition related expenses, costs of restructuring activities, impairments and other unusual non-operating items.

Enclosures
The net sales, segment income and segment income as a percentage of net sales for Enclosures were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2020	September 30, 2019	% / point change		September 30, 2020	September 30, 2019	% / point change
Net sales	$244.7	$262.6	(6.8)%		$722.5	$778.1	(7.1)%
Segment income	44.0	47.6	(7.6)%		113.1	141.4	(20.0)%
% of net sales	18.0%	18.1%	(0.1)	pts	15.7%	18.2%	(2.5)	pts

Net sales
The components of the change in Enclosures net sales from the prior period were as follows:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
	over the prior year period	over the prior year period
Volume	(13.9)%	(15.2)%
Price	(0.1)	(0.5)
Organic growth	(14.0)	(15.7)
Acquisition	6.1	8.8
Currency	1.1	(0.2)
Total	(6.8)%	(7.1)%
The 6.8 and 7.1 percent decreases in Enclosures net sales in the third quarter and first nine months of 2020 from 2019, respectively were primarily the result of:
•slowdown in capital spending, including the effects of the COVID-19 pandemic, resulting in organic sales decline of approximately 8.0% and 9.0% from our industrial business in the third quarter and first nine months of 2020 from 2019, respectively, and approximately 1.5% and 3.0% from our infrastructure business in the third quarter and first nine months of 2020 from 2019, respectively.
These decreases were partially offset by:
•sales of $16.0 million and $68.4 million in the third quarter and first nine months of 2020, respectively, as a result of the Eldon acquisition.
Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	over the prior year period		over the prior year period
Growth/acquisition	(1.6)	pts	(2.6)	pts
Price	(0.1)		(0.4)
Currency	0.5		0.5
Net productivity	1.1		—
Total	(0.1)	pts	(2.5)	pts
The 0.1 and 2.5 percentage point decreases in segment income for Enclosures as a percentage of net sales in the third quarter and first nine months of 2020 from 2019, respectively were primarily the result of:
•lower sales volume resulting in decreased leverage on fixed expenses; and
•inflationary increases related to certain raw materials, labor and freight costs.
These decreases were partially offset by:
•actions taken to lower costs in response to the adverse effects of the COVID-19 pandemic, including temporarily reducing labor costs and limiting discretionary spending; and
•savings generated from restructuring and lean initiatives.
Electrical & Fastening Solutions
The net sales, segment income and segment income as a percentage of net sales for Electrical & Fastening Solutions were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2020	September 30, 2019	% / point change		September 30, 2020	September 30, 2019	% / point change
Net sales	$147.7	$149.6	(1.3)%		$421.7	$437.7	(3.7)%
Segment income	40.7	41.3	(1.4)%		108.9	114.1	(4.6)%
% of net sales	27.6%	27.6%	—	pts	25.8%	26.1%	(0.3)	pts

Net sales
The components of the change in Electrical & Fastening Solutions net sales from the prior period were as follows:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
	over the prior year period	over the prior year period
Volume	(7.1)%	(7.5)%
Price	2.3	1.7
Organic growth	(4.8)	(5.8)
Acquisition	2.9	2.4
Currency	0.6	(0.3)
Total	(1.3)%	(3.7)%
The 1.3 and 3.7 percent decreases in Electrical & Fastening Solutions net sales in the third quarter and first nine months of 2020 from 2019, respectively were primarily the result of:
•slowdown in capital spending, including the effects of the COVID-19 pandemic, resulting in organic sales decline of approximately 3.0% and 4.0% from our commercial & residential business in the third quarter and first nine months of 2020 from 2019, respectively, and approximately 3.5% from our industrial business in both the third quarter and first nine months of 2020 from 2019, respectively.
These decreases were partially offset by:
•sales of $4.3 million and $10.7 million in the third quarter and first nine months of 2020, respectively, as a result of the WBT acquisition;
•organic sales growth contribution of approximately 1.0% from our energy business in the third quarter and first nine months of 2020 from 2019, respectively; and
•selective increases in selling prices to mitigate inflationary cost increases.
Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	over the prior year period		over the prior year period
Growth/acquisition	(3.2)	pts	(2.7)	pts
Price	1.6		1.2
Currency	—		—
Net productivity	1.6		1.2
Total	—	pts	(0.3)	pts
The flat segment income for Electrical & Fastening Solutions as a percentage of net sales in the third quarter, and the 0.3 percentage point decrease in the first nine months, of 2020 from 2019, were primarily the result of:
•lower sales volume resulting in decreased leverage on fixed expenses; and
•inflationary increases related to certain raw materials, labor and freight costs.
These decreases were fully offset in the third quarter, and partially offset in the first nine months, of 2020 from 2019, by:
•actions taken to lower costs in response to the adverse effects of the COVID-19 pandemic, including temporarily reducing labor costs and limiting discretionary spending; and
•selective increases in selling prices to mitigate inflationary cost increases.

Thermal Management
The net sales, segment income and segment income as a percentage of net sales for Thermal Management were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2020	September 30, 2019	% / point change		September 30, 2020	September 30, 2019	% / point change
Net sales	$116.9	$147.6	(20.8)%		$333.2	$421.5	(20.9)%
Segment income	25.5	38.5	(33.8)%		60.2	98.1	(38.6)%
% of net sales	21.8%	26.1%	(4.3)	pts	18.1%	23.3%	(5.2)	pts
Net sales
The components of the change in Thermal Management net sales from the prior period were as follows:

	Three months ended September 30, 2020	Nine months ended September 30, 2020
	over the prior year period	over the prior year period
Volume	(20.6)%	(20.2)%
Price	(1.0)	(0.1)
Organic growth	(21.6)	(20.3)
Currency	0.8	(0.6)
Total	(20.8)%	(20.9)%
The 20.8 and 20.9 percent decreases in Thermal Management net sales in the third quarter and first nine months of 2020 from 2019, respectively were primarily the result of:
•slowdown in capital spending, including the effects of the COVID-19 pandemic and significant volatility in oil and gas prices, resulting in organic sales decline of approximately 9.0% and 10.0% from our industrial business in the third quarter and first nine months of 2020 from 2019, respectively, and approximately 10.0% and 6.0% from our energy business in the third quarter and first nine months of 2020 from 2019, respectively.
Segment income
The components of the change in Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2020		Nine months ended September 30, 2020
	over the prior year period		over the prior year period
Growth	(6.1)	pts	(6.2)	pts
Price	(0.7)		(0.1)
Currency	(0.2)		—
Net productivity	2.7		1.1
Total	(4.3)	pts	(5.2)	pts
The 4.3 and 5.2 percentage point decreases in segment income for Thermal Management as a percentage of net sales in the third quarter and first nine months of 2020 from 2019, respectively were primarily the result of:
•lower sales volume resulting in decreased leverage on fixed expenses; and
•inflationary increases related to certain raw materials, labor and freight costs.
These decreases were partially offset by:
•actions taken to lower costs in response to the adverse effects of the COVID-19 pandemic, including temporarily reducing labor costs and limiting discretionary spending; and
•savings generated from restructuring and lean initiatives.

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
In March 2020, as a proactive measure to maximize our liquidity in response to the effect of the COVID-19 pandemic, we drew down $150.0 million on our Revolving Credit Facility. We repaid this amount on the Revolving Credit Facility in September 2020. As of September 30, 2020, we had $159.8 million of cash on hand, of which only $11.2 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere and increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities was $203.7 million in the first nine months of 2020, compared to net cash provided by operating activities of $157.5 million in the first nine months of 2019. Net cash provided by operating activities in the first nine months of 2020 primarily reflects net income of $209.3 million, net of non-cash depreciation, amortization, changes in deferred taxes and impairment expenses.
Investing activities
Net cash used for investing activities of $50.9 million in the first nine months of 2020 relates primarily to capital expenditures of $25.4 million and cash paid for the WBT acquisition of $27.0 million.
Net cash used for investing activities of $150.7 million in the first nine months of 2019 relates primarily to capital expenditures of $29.0 million and cash paid for the Eldon acquisition of $127.8 million.
Financing activities
Net cash used for financing activities of $100.2 million in the first nine months of 2020 primarily relates to dividends paid of $89.2 million.
Net cash used for financing activities of $114.7 million in the first nine months of 2019 primarily relates to share repurchases of $235.7 million and dividends paid of $91.1 million, offset by net receipts of revolving credit facility of $216.5 million.
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
Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million. Total availability under the Revolving Credit Facility was $465.4 as of September 30, 2020.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of September 30, 2020, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
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
During the nine months ended September 30, 2020, we repurchased 0.2 million of our ordinary shares for $3.2 million under the 2018 Authorization. During the nine months ended September 30, 2019, we repurchased 9.0 million of our ordinary shares for $232.7 million under the 2018 Authorization. As of September 30, 2020, we have $585.1 million available for share repurchases under the combined 2018 and 2019 Authorizations, which total $880.0 million.
In March 2020, to enhance our liquidity position in response to the COVID-19 pandemic, we elected to temporarily suspend any share repurchases under our existing share repurchase program. In July 2020, we lifted the temporary suspension of share repurchases, and in October 2020, we resumed the execution of share repurchases to help offset dilution.
Dividends
During the nine months ended September 30, 2020, we paid dividends of $89.2 million, or $0.525 per ordinary share. During the nine months ended September 30, 2019, we paid dividends of $91.1 million, or $0.525 per ordinary share.
On September 28, 2020, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on November 6, 2020, to shareholders of record at the close of business on October 23, 2020. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $29.8 million at both September 30, 2020 and December 31, 2019.

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

	Nine months ended
In millions	September 30, 2020	September 30, 2019
Net cash provided by (used for) operating activities	$203.7	$157.5
Capital expenditures	(25.4)	(29.0)
Proceeds from sale of property and equipment	1.5	6.1
Free cash flow	$179.8	$134.6

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
As a result of the changes in the current economic environment related to the COVID-19 pandemic, we evaluated whether current circumstances and market conditions indicate that it is more likely than not that any of our reporting units may be impaired and require an impairment test as of September 30, 2020. Our evaluation included consideration of changes in business performance assumptions compared to those used in our 2019 annual impairment test, such as estimates regarding future revenues and expenses, projected capital expenditures and income tax rates. We also considered changes in market-based inputs such as estimated market multiples, costs of invested capital and the most recent price of our ordinary shares.

Due to the adverse market and economic conditions attributed to the COVID-19 pandemic, combined with significant volatility in oil and gas prices leading to a potential sustained downturn in the energy industry, we concluded a triggering event occurred during the third quarter of 2020 for our Thermal Management reporting unit, requiring an impairment test as of September 30, 2020. In order to perform the goodwill impairment test for the Thermal Management reporting unit, including consideration of market-based inputs such as a market capitalization reconciliation, we determined it was appropriate to measure the fair value of all of our reporting units as of September 30, 2020.

The fair value of the reporting units was determined using a discounted cash flow analysis and market approach. Determining the fair value of the reporting unit required the use of significant judgment, including assumptions about future revenues and expenses, capital expenditures and changes in working capital and discount rates, which are based on our annual operating plan and long-term business plan. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, including the impacts from the COVID-19 pandemic, and growth expectations for the industries and end markets in which the reporting unit participates. Use of the market approach consists of comparisons to comparable publicly-traded companies that are similar in size and industry. Actual results may differ from those used in our valuations.

The level of judgment and estimation is inherently higher in the current environment considering the uncertainty created by the COVID-19 pandemic. We have evaluated numerous factors and made significant assumptions, which include the severity and duration of the business disruption, the potential impact on customer demand, the timing and degree of economic recovery and ultimately, the combined effect of these assumptions on our future operating results and cash flows.

As a result of this analysis, during the three months ended September 30, 2020, we recognized a pre-tax, non-cash goodwill impairment expense of $212.3 million related to the Thermal Management reporting unit. Subsequent to the impairment charge recorded in the quarter, the remaining goodwill for the Thermal Management reporting unit was $712.5 million. The impairment resulted in a $21.6 million income tax benefit associated with the proportionate share of tax deductible goodwill.

In connection with the interim impairment test as of September 30, 2020, the percentage of excess fair value over carrying value of our Electrical & Fastening Solutions reporting unit was approximately 5%.

There is a risk that changes in economic and operating conditions affecting the assumptions used in our impairment tests, including changes due to the evolving nature of the COVID-19 pandemic, could adversely affect future estimates or fair value and result in additional goodwill or other intangible asset impairment expense in the future.

There have been no additional material changes to our critical accounting policies and estimates from those previously disclosed in our 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Except for the broad effects of the COVID-19 pandemic as a result of its negative impact on the global economy and major financial markets, there have been no material changes in our market risk during the quarter ended September 30, 2020. For additional information, refer to our 2019 Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2020 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•An impairment in the carrying value of goodwill or intangible assets or a change in the useful life of definite-lived intangible assets could occur if there are sustained changes in consumer purchasing behaviors, government restrictions, financial results, or a deterioration of macroeconomic conditions. As a result of the adverse market and economic conditions attributed to the COVID-19 pandemic, combined with significant volatility in oil and gas prices leading to a potential sustained downturn in the energy industry, during the third quarter of 2020, we recognized pre-tax, non-cash goodwill impairment expense of $212.3 million related to the Thermal Management reporting unit. During the third quarter of 2020, we also recognized pre-tax, non-cash impairment expense of $8.2 million related to trade names.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2020:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 25, 2020	4,487	$18.61	—	$585,149,838
July 26 - August 22, 2020	534	18.42	—	585,149,838
August 23 - September 30, 2020	3,862	19.20	—	585,149,838
Total	8,883		—
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
(d)On July 23, 2018, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2018 Authorization"). On February 19, 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million (the "2019 Authorization"). The 2018 and 2019 Authorizations expire on July 23, 2021. As of September 30, 2020, we have $585.1 million available for share repurchases under the combined 2018 and 2019 Authorizations.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended September 30, 2020

22	Guarantors and Subsidiary Issuers of Guaranteed Securities. (Incorporated by reference to Exhibit 22 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on April 29, 2020 (File No. 001-38265)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2020 and 2019, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2020.

nVent Electric plc
Registrant

By	/s/ Sara E. Zawoyski
Sara E. Zawoyski
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President, Chief Accounting Officer and Treasurer