Form 10-K
period 2020-12-31
nVent Electric plc
filed 2021-02-23
CIK 1720635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $18.73 per share as reported on the New York Stock Exchange on June 30, 2020 (the last business day of Registrant's most recently completed second quarter): $3,149,938,990.
The number of shares outstanding of Registrant's only class of common stock on December 31, 2020 was 168,182,047.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its annual general meeting to be held on May 14, 2021, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

nVent Electric plc
Annual Report on Form 10-K
For the Year Ended December 31, 2020

PART I

ITEM 1.    BUSINESS
COMPANY OVERVIEW
nVent Electric plc is a leading global provider of electrical connection and protection solutions. We believe our inventive electrical solutions enable safer systems and ensure a more secure world. We design, manufacture, market, install and service high performance products and solutions that connect and protect some of the world’s most sensitive equipment, buildings and critical processes. We offer a comprehensive range of enclosures, electrical fastening solutions and thermal management solutions across industry-leading brands that are recognized globally for quality, reliability and innovation.

Our broad range of products and solutions connect and protect our customers’ mission-critical equipment from hazardous conditions, improving their utilization, lowering costs and minimizing downtime. The cost of our products typically represents a small proportion of the total cost of our customers’ end systems. We also are a small cost relative to the potential cost of failure that our products help avoid. We have a portfolio of premier, industry-leading brands, including nVent CADDY, ERICO, HOFFMAN, RAYCHEM, SCHROFF and TRACER, some of which have a history spanning over 100 years, that cover a wide range of verticals, including Industrial, Commercial & Residential, Energy and Infrastructure.

Unless the context otherwise indicates, references herein to "nVent," the "Company," and such words as "we," "us," and "our" include nVent Electric plc and its consolidated subsidiaries. Our principal office is in London, United Kingdom and our management office in the United States ("U.S.") is in Minneapolis, Minnesota. The Company was incorporated in Ireland on May 30, 2017. Although our jurisdiction of organization is Ireland, we manage our affairs so that we are centrally managed and controlled in the United Kingdom (the "U.K.") and have our tax residency in the U.K.

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

Our Spark management system defines how we operate. The five elements of Spark are People, Growth, Lean, Digital and Velocity. Together, they provide the mindset and operating system to propel the success of our company. Spark supports the high performance culture we are building at nVent.
•People are at the core of Spark, positively impacting our business and growing their careers.
•Growth is the foundation of Spark, driving shareholder, customer and employee value.
•Lean is the relentless pursuit of eliminating waste and increasing velocity.
•Digital transforms our products and how we do business, improving both customer and employee experiences.
•Velocity is increasing speed in all we do for each other and our customers.

BUSINESS AND PRODUCTS
We operate across three segments: Enclosures, Electrical & Fastening Solutions and Thermal Management. The following is a brief description of each of the Company's reportable segments and business activities.

Enclosures
Our Enclosures business provides innovative solutions to connect and protect critical electronics, communication, control and power equipment. We are a leader in the enclosures sector, and our key brands, nVent HOFFMAN and SCHROFF, have a long history of solving customers’ problems by providing high quality solutions.

nVent HOFFMAN provides trusted enclosure solutions for challenging operating environments and is one of the largest brands of enclosures in North America and a leader globally. The offerings connect and protect through reliable solutions that protect, power and cool equipment used by panel builders, original equipment manufacturers and directly by other end-users, including customized products for hazardous environments. The nVent HOFFMAN brand is over 75 years old and is recognized for delivering superior design, testing, certification and overall product quality. nVent HOFFMAN’s product customization and global footprint, along with reputation, have helped it garner long-standing relationships with many of the world’s largest industrial companies.

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

We are a global leader in fastening solutions with spring steel and specialty metal fixings and reinforced steel connections, and our products are primarily marketed under the nVent CADDY brand. Our products reduce total installed cost by ease of installation, provide design flexibility and increase structural integrity in electrical and mechanical fastening applications through inventive products and solutions and customer intimacy. These products are targeted towards commercial and industrial verticals with applications in fire & seismic, data & telecommunications, electrical fastening and heating, ventilation and air conditioning. These products are primarily used by electricians, telecommunications installers and roof top contractors.

We are also a global leader in bonding, grounding, lightning protection and low voltage power distribution products and solutions. These products are primarily marketed under the nVent ERICO brand. We offer a comprehensive range of facility electrical connection and protection solutions to protect against electrical transients to improve safety and reliability of electrical systems. Our products reduce total cost of ownership and provide design flexibility by offering maintenance free and reliable products and global end-user application expertise and intimacy. These products are targeted towards commercial, infrastructure and industrial verticals with applications in telecommunication, power distribution and facility electrical protection. These products and solutions are primarily used by electricians, panel builders, energy contractors and lightning protection installers.

Thermal Management
Our Thermal Management business provides electric thermal solutions that connect and protect critical buildings, infrastructure, industrial processes and people. Its highly reliable and easy-to-install solutions lower total cost of ownership to building owners, facility managers, operators and end users. Thermal Management’s products have been installed in some of the world’s most iconic buildings.

For industrial and energy, we provide industrial heat-tracing and wiring, control and monitoring, sensing, engineering and construction services under industry leading nVent RAYCHEM and TRACER brands, primarily serving chemical and other industries. Products and solutions include heat tracing for freeze protection and process temperature maintenance, temperature control and monitoring systems, heat-traced tubing bundles, instrument winterization and tank heating systems. For commercial, residential and infrastructure, we provide products and services primarily under our nVent RAYCHEM brand. Applications include pipe freeze protection, roof and gutter de-icing, surface snow melting, hot water temperature maintenance, floor heating, fire rated wiring and leak detection for healthcare, recreation, hospitality, commercial offices and education facilities.

Impacts of the Covid-19 Pandemic
The outbreak of the novel coronavirus 2019 ("COVID-19") in 2020 resulted in a global slowdown of economic activity including worldwide travel restrictions, prohibitions of non-essential work activities, disruption and shutdown of businesses and greater uncertainty in global financial markets, all of which resulted in COVID-19 having an impact on our financial performance in fiscal 2020. As this pandemic endures and continues to have an impact on global economic activity, the extent to which COVID-19 adversely impacts our future business operations, financial performance and results of operations is uncertain and will depend on many factors outside our control. For a further discussion of the risks, uncertainties and actions taken in response to COVID-19, refer to ITEM 1A "Risk Factors" and ITEM 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations", included in this Form 10-K.

Competition
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies and lower-cost manufacturers. Some of our competitors, in particular smaller companies, attempt to compete based primarily on price, localized expertise and local relationships, especially with respect to products and applications that do not require a great deal of engineering or technical expertise. In addition, during economic downturns average selling prices tend to decrease as market participants compete more aggressively on price. Competition focuses on product performance, price, quality and service.

Our success depends on a variety of factors, including technical expertise, reputation for quality and reliability, timeliness of delivery, previous installation history, contractual terms and price. As many of our products sell through electrical distributors, data center contractors, original equipment manufacturers and maintenance contractors, our success also depends on building and partnering with a strong channel and distribution network.

Seasonality
We generally experience increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere and increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere.

Backlog of Orders by Segment

	December 31
In millions	2020	2019	$ change	% change
Enclosures	$117.0	$114.3	$2.7	2.4%
Electrical & Fastening Solutions	34.1	28.8	5.3	18.4
Thermal Management	155.9	156.7	(0.8)	(0.5)
Total	$307.0	$299.8	$7.2	2.4%

A substantial portion of our revenues result from orders received and products delivered in the same month. Our backlog typically has a short manufacturing cycle and products generally ship within 90 days of the date on which a customer places an order. However, a portion of our backlog, particularly from orders for major capital projects, can take more than one year depending on the size and type of order. We record as part of our backlog all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. We expect the majority of our backlog at December 31, 2020 will be shipped in 2021.

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

HUMAN CAPITAL MATTERS
As of December 31, 2020, we employed approximately 8,800 people worldwide.

Response to COVID-19 Pandemic
In response to the evolving impacts of the COVID-19 pandemic, we took proactive steps to help protect the safety and well-being of our employees, as well as maintain the continuity of our business. We quickly created a cross-functional, global Enterprise COVID-19 Response Task Force to track and address COVID cases and impacts in the locations around the world where our employees live and work. Many of our office workers began to, and continue to, work remotely. Within our manufacturing and office areas in each region where we operate, taking into account government guidance and local recommendations, we implemented safety protocols such as face masks, social distancing, enhanced cleaning and temperature checks. In addition, we have implemented new communication channels and increased the level of communication from our leaders to better inform and support our employees.

Inclusion and Diversity
We aspire to be an equitable, inclusive and diverse company. We believe that the unique contributions of individuals with varying backgrounds and experiences will benefit our businesses. Guided by our Win Right values, we are committed to creating a workplace culture where everyone is included and respected. Our Code of Conduct spells out our commitment to equal opportunity and fair treatment for all. We do not tolerate acts of harassment, including any conduct or statements made on the basis of protected status that are intimidating, hostile or abusive.

Our leaders actively support and encourage employee development and engagement, including through our CEO Inclusion Council and an active Inclusion & Diversity Advisory Council. These councils promote inclusion across all dimensions of diversity.

We also support our Employee Resource Groups (“ERGs”), which were created organically by our employees and which provide a support system to foster awareness, promote inclusion and respect and provide a sounding board on strategic initiatives for nVent. Open to all employees, the ERGs are designed to create connections and opportunities for development, training and community involvement. In 2020, we had approximately 400 members globally in the following ERGs:
•Grass Roots – raises awareness and encourages the adoption of sustainable practices among nVent employees, and identifies opportunities for the company to improve its sustainability efforts.
•Global Women’s Network – offers education, networking, development and business opportunities for women at all levels.

•Connecting Cultures – provides a safe, educational, open space for individuals to broaden their understanding and appreciation of multiculturalism, inclusion and diversity.
•Allies – focuses on ensuring a safe space for our LGBTQ+ employees by providing education and awareness such as the use of pronouns and LBGTQ+ 101 training.

In 2020, we expanded our training offerings and mentoring programs, and focused on communications. An Inclusion Index was embedded into our Engagement Survey. Our employees from around the globe engaged in panel discussions on the topics of race and bias. We also built the platform for the beginnings of a Supplier Diversity program in early 2021. Our Chief Executive Officer has signed the CEO Action Pledge for Diversity and Inclusion as we joined the Minnesota Business Partnership on Diversity and Inclusion.

Our culture and values focus on our people. We intentionally built inclusion and diversity into our culture from nVent’s start. During 2020, we provided opportunities for our employees to openly discuss their perspectives about social injustice, and inclusion and diversity with over 50 listening circles, and panel discussions. We are also committed to ongoing efforts to combat racism.

Gender Diversity In The Workplace (as of December 31, 2020):
•44% of our executive leadership team are female; 56% are male
•24% of our global management team are female; 76% are male
•23% of all other employees are female; 77% are male

Compensation and Benefits
We strive to offer our employees across the world comprehensive benefit programs that reflect the market practices in their country of employment. We participate in and review remuneration surveys from leading, independent consultants for all of our countries so that we have the information to set competitive wages and salaries.

We are dedicated to providing equitable compensation as a commitment to our people. By focusing on equitable pay, we enhance our ability to grow, retain and motivate diverse employees on our team. We believe diverse teams drive innovation, connection and growth for our employees.

As part of this commitment to our people, we conduct pay parity reviews of our compensation systems. The goal of these reviews is to ensure internal pay alignment and equitable treatment for employees, as well as providing competitive and performance-based pay.

Employee Engagement and Development
We believe it is important to hear from our employees to learn about what we are doing well, and where we can become stronger. In 2020, we completed our second global Employee Engagement Survey with targeted questions about inclusion and our strengths as an employer. All employees were invited to participate in the survey and provide confidential feedback. We had an 85% participation rate, and achieved an eight-point favorability increase in employee satisfaction compared to our 2018 survey. All of our people managers were required to share survey results with their teams, and develop action plans to address specific areas of improvement.

We are also committed to supporting the development of our employees. In 2020, we launched a variety of tools and training to enable our employees to develop a better understanding of their strengths and development opportunities. Our professional employees were asked to create individual development plans identifying key competencies to continue to grow or develop. With the goal of aligning development with retention, we also encourage our employees to regularly engage with their managers to discuss their performance, development and career aspirations.

Code of Conduct Training
Our Code of Conduct training is completed by approximately 3,600 professional employees each year. The courses are offered in 12 different languages to employees in 34 countries. Topics in 2020 included nVent’s Code of Business Conduct & Ethics, Unconscious Bias, Harassment and Preventing Fraud. In 2020, we completed the training with 100% completion rate among professional employees. Additionally we launched role-based training in the areas of Trade Compliance and Antitrust.

In 2020, a live Code of Conduct training program for our offline, shop floor employees was introduced to sites in the United States, China and the Netherlands.

We provide multiple ways for employees to ask for help and report misconduct and illegal or unethical behavior, including doing so anonymously. A Helpline is available on our website (www.nventethics.com) and is available 24/7 and accessible in over 200 languages. We are committed to investigating and responding to reported concerns. nVent prohibits retaliation against anyone who raises concerns or makes good-faith reports regarding possible breaches of law or policy or ethical violations.

Workplace Health and Safety
The safety and well-being of our employees is our top priority. We are committed to preventing workplace injuries and maintaining a positive, healthy work environment. We encourage our employees to put safety first, speak up when they observe unsafe conditions or behaviors and follow all safety practices. We expect our employees to maintain a workplace free from illegal or controlled substances, weapons or potentially dangerous devices, and we strive for all nVent locations to meet or exceed all applicable Environmental, Health, and Safety ("EHS") requirements. We utilize a common safety standard identified within our EHS Lean Assessment highlighting expectations surrounding management commitment, employee engagement, metrics, regulatory compliance and hazard control.

We monitor and track health and safety data, including employee injuries, environmental releases and regulatory inspections. Additionally, we assess the EHS maturity of our locations by measuring progress against nVent's EHS Lean Assessment and Standards and region specific regulatory compliance evaluations, as well as nVent's employee driven risk notification program. Results are reviewed monthly to reduce recordable injury rates and to drive improvement within our EHS programs. Globally, we have adopted guidelines from the Occupational Safety and Health Administration (“OSHA”) in the United States to determine recordable injuries.

We believe we have achieved a strong safety track record through employee engagement and proactive risk management.

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

Risks Relating to the COVID-19 Pandemic

Our business, financial condition, results of operations and cash flows may be materially adversely affected by global public health epidemics, including the current global COVID-19 pandemic.
Our business, financial condition, results of operations and cash flows may be adversely affected if a global public health pandemic, including the current global COVID-19 pandemic, interferes with the ability of our employees, vendors and customers to perform our and their respective responsibilities and obligations relative to the conduct of our business. The COVID-19 pandemic has significantly impacted economic activity and markets around the world, and it has had, and could continue to have, a material negative impact on our business in numerous ways, including but not limited to those outlined below:

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

•Failure of third parties on which we rely, including our suppliers, distributors, contractors and commercial banks, to meet their obligations to us, or significant disruptions in their ability to do so, which may be caused by their own financial or operational difficulties and may adversely impact our operations.

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

The global spread of the COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which is likely to continue and could cause a global recession. While we have taken certain actions in response to the COVID-19 pandemic to lower costs, preserve our liquidity and manage cash flow, the extent to which the COVID-19 pandemic will continue to impact our business, financial condition, results of operations and cash flows is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

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

Any of these factors could cause or contribute to the risks and uncertainties identified below and could materially adversely affect our business, financial condition, results of operations and cash flows.

Risks Relating to Our Business

General global economic and business conditions affect demand for our products.
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial markets and commercial markets. We expect to experience fluctuations in revenues and results of operations due to economic and business cycles. Important factors for our business and the businesses of our customers include the overall strength of the economy and our customers’ confidence in the economy, industrial and governmental capital spending, the strength of the commercial real estate market, unemployment rates, availability of commercial financing, interest rates and energy and commodity prices. The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
A portion of our revenue historically has been generated by end-users in the oil and gas markets where we serve all three major categories of customers in the petroleum industry—upstream exploration/production, midstream transportation and downstream refining. We primarily serve the customer categories of midstream transportation and downstream refining. The businesses of most of our customers in the energy industry are, to varying degrees, cyclical and historically have experienced periodic downturns. Profitability in the energy industry is highly sensitive to supply and demand cycles and commodity prices, which historically have been volatile, and our customers in this industry have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. Customer project delays and cancellations may limit our ability to realize value from our backlog as expected and cause fluctuations in the timing or the amount of revenue earned and the profitability of our business in a particular period. In addition, such delays and cancellations may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis.

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
Our business strategy includes acquiring businesses and making investments that complement our existing business. We expect to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing set of product and service offerings. We may not be able to identify suitable acquisition candidates, obtain financing or have sufficient cash necessary for acquisitions or successfully complete acquisitions in the future. Acquisitions and investments may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses. Acquisitions involve numerous other risks, including:

•diversion of management time and attention from daily operations;

•difficulties integrating acquired businesses, technologies and personnel into our business;

•difficulties in obtaining and verifying the financial statements and other business information of acquired businesses;

•inability to obtain required regulatory approvals;

•potential loss of key employees, key contractual relationships or key customers of acquired companies or of ours;

•assumption of the liabilities and exposure to unforeseen liabilities of acquired companies, including risks relating to the U.S. Foreign Corrupt Practices Act (the “FCPA”); and

•dilution of interests of holders of nVent ordinary shares through the issuance of equity securities or equity-linked securities.

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
During 2020, 2019 and 2018, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. In order to align our resources with our growth strategies, operate more efficiently and control costs, we may periodically announce in the future restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. As these plans and actions are complex, we may not be able to achieve the operating efficiencies to reduce costs or realize benefits that were anticipated in connection with these initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our backlog may fluctuate and material amounts of cancellations or reductions of orders or a failure to deliver our backlog on time could affect our future sales.
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of December 31, 2020 was $307.0 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers’ delivery schedules, are beyond our control. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Sales outside of the U.S. for the year ended December 31, 2020 accounted for approximately 41% of our net sales. Further, our business obtains some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:

•the imposition of tariffs, exchange controls or other trade restrictions;

•changes in general economic and political conditions in countries where we operate, particularly in emerging markets;

•relatively more severe economic conditions in some international markets than in the U.S.;

•the difficulty of enforcing agreements and collecting receivables through non-U.S. legal systems;

•the difficulty of communicating and monitoring standards and directives across our global facilities;

•trade protection measures and import or export licensing requirements and restrictions;

•the possibility of terrorist action affecting us or our operations;

•the threat of nationalization and expropriation;

•difficulty in staffing and managing widespread operations in non-U.S. labor markets;

•changes in tax treaties, laws or rulings that could have a material adverse impact on our effective tax rate;

•limitations on repatriation of earnings;

•the difficulty of protecting intellectual property in non-U.S. countries; and

•changes in and required compliance with a variety of non-U.S. laws and regulations.

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
Our business is subject to risks associated with global manufacturing and sourcing. We use a variety of raw materials in the production of our products including steel, aluminum, copper, nickel, paints and plastics. We also purchase certain electrical and electronic components and packaging materials from a number of suppliers. Significant shortages in the availability of these materials or price increases could increase our operating costs and adversely impact the competitive positions of our products. We rely on materials, components and finished goods that are sourced from or manufactured outside the U.S., including Mexico, China and other countries, and these countries may experience political or trade instability, which could disrupt our supply of products or materials. We rely on our suppliers to produce high quality materials, components and finished goods according to our specifications. Although we have quality control procedures in place, there is a risk that products may not meet our specifications which could impact our ability to ship quality products to our customers on a timely basis.

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

Intellectual property challenges may hinder our ability to develop, engineer and market our products.
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
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of our reporting unit to its respective carrying values on its balance sheets. As of December 31, 2020, our goodwill and intangible assets were $3.2 billion and represented 73% of our total assets. We recorded a pre-tax, non-cash goodwill impairment expense of $212.3 million related to the Thermal Management reporting unit and $8.2 million related to trade names in 2020. In connection with the impairment test as of September 30, 2020, the percentage of excess fair value over carrying value of our Electrical & Fastening Solutions reporting unit was approximately 5%. Changes in economic and operating conditions impacting the assumptions used in our impairment tests could result in future goodwill and intangible asset impairment expense.

Risks Relating to Legal, Regulatory and Compliance Matters

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

We have been named as defendant, target or a potentially responsible party ("PRP") in a number of environmental cleanups relating to our current or former business units. We may be named as a PRP at other sites in the future for existing business units, as well as both divested and acquired businesses. In addition to clean-up actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. The cost of clean-up and other environmental liabilities can be difficult to accurately predict. In addition, environmental requirements change and tend to become more stringent over time. Our eventual environmental clean-up costs and liabilities could exceed the amount of our current reserves.

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
We are currently, and may in the future, become subject to litigation and other claims. We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to commercial disputes, product liability, asbestos, environmental, safety and health, patent infringement and employment matters. The outcome of such legal proceedings cannot be predicted with certainty and some may be disposed of unfavorably to us. Our business exposes us to potential litigation, such as product liability claims relating to the design, manufacture and sale of our products. While we currently maintain what we believe to be suitable product liability insurance, we may not be able to maintain this insurance on acceptable terms and this insurance may not provide adequate protection against potential or previously existing liabilities. In addition, we self-insure a portion of product liability claims. Successful claims against us for significant amounts could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

If the distribution from Pentair fails to qualify as a tax-free transaction for U.S. federal income tax purposes, then we and our shareholders could be subject to significant tax liability or tax indemnity obligations.
Pentair received an IRS Ruling from the IRS substantially to the effect that, among other things, the distribution and certain related transactions qualify as tax-free under Section 355 and related provisions of the Code. The tax-free nature of the distribution was conditioned on the continued validity of the IRS Ruling, as well as on receipt of a tax opinion, substantially to the effect that, among other things, the distribution would qualify as a tax-free transaction under Section 355 and related provisions of the Code, and certain transactions related to the transfer of assets and liabilities to us in connection with the separation and distribution would not result in the recognition of any gain or loss to Pentair, us or our shareholders. The IRS ruling and the tax opinion relied on certain facts and assumptions, certain representations from Pentair and us regarding the past and future conduct of both businesses and other matters, and the tax opinion relies on the IRS Ruling. Notwithstanding the IRS ruling and tax opinion, the IRS could determine on audit that the distribution should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations or undertakings is not correct or has been violated, or that the distribution should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the distribution, or if the IRS were to disagree with the conclusions of the tax opinion that are not covered by the IRS ruling. If the distribution is ultimately determined to be taxable, the distribution could be treated as a taxable dividend to you for U.S. federal income tax purposes, and you could incur significant U.S. federal income tax liability. In addition, Pentair and/or we could incur significant U.S. federal income tax liabilities or tax indemnification obligations, whether under applicable law or the tax matters agreement that we entered into with Pentair, if it is ultimately determined that certain related transactions undertaken in anticipation of the distribution are taxable. To the extent we incur any tax liability or indemnification obligation under applicable law or the tax matters agreement, there could be a material adverse effect on our business, financial condition and results of operations and cash flows in future reporting periods.
Risks Relating to Financial Markets and Our Debt and Liquidity
Volatility in currency exchange rates could have a material adverse effect on our financial condition, results of operations and cash flows.
Sales outside of the U.S. for the year ended December 31, 2020 accounted for approximately 41% of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar-reported revenue and income will effectively be decreased to the extent of the change in currency valuations and vice-versa. For the year ended December 31, 2020, foreign currency translations had a 0.2% positive impact on our net sales. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue and income in future periods.

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
As of December 31, 2020, we had $1.0 billion of total debt outstanding. If we are not able to repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.

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

As an Irish company, we are governed by the Companies Act 2014, which differs in some material respects from laws generally applicable to U.S. corporations and shareholders, including, among others, differences relating to interested director and officer transactions and shareholder lawsuits. Likewise, the duties of directors and officers of an Irish company generally are owed to the company only. Shareholders of Irish companies generally do not have a personal right of action against directors or officers of the company and may exercise such rights of action on behalf of the company only in limited circumstances. Accordingly, holders of our securities may have more difficulty protecting their interests than would holders of securities of a corporation incorporated in a jurisdiction of the U.S.

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

General Risk Factors

Our share price may fluctuate significantly.
We cannot predict the prices at which nVent ordinary shares may trade. The market price of nVent ordinary shares may fluctuate widely, depending on many factors, some of which may be beyond our control, including:

•actual or anticipated fluctuations in our results of operations due to factors related to our business;

•success or failure of our business strategy;

•our quarterly or annual earnings, or those of other companies in our industry;

•our ability to obtain third-party financing as needed;

•announcements by us or our competitors of significant acquisitions or dispositions;

•changes in accounting standards, policies, guidance, interpretations or principles;

•changes in earnings estimates by us or securities analysts or our ability to meet those estimates;

•the operating and share price performance of other comparable companies;

•investors' perceptions of us;

•natural or other environmental disasters that investors believe may affect us;

•overall market fluctuations;

•results from any material litigation, including government investigations or environmental liabilities;

•changes in laws and regulations affecting our business; and

•general economic conditions and other external factors.

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
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.

ITEM 2.   PROPERTIES
Our principal office is located in leased premises in London, U.K., and our management office in the U.S. is located in leased premises in Minneapolis, Minnesota.
Our key operations are conducted in manufacturing and distribution facilities throughout the world. The following is a summary of our principal manufacturing, distribution, and service center properties:

		Number of Facilities
	Manufacturing Plant Locations	Manufacturing Plants	Distribution Facilities	Service Centers
Enclosures	U.S. and 8 other countries	13	10	—
Electrical & Fastening Solutions	U.S. and 2 other countries	8	6	—
Thermal Management	U.S. and 2 other countries	4	6	4
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

Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of December 31, 2020, our recorded reserves for environmental matters were not material. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Current executive officers of nVent Electric plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Beth A. Wozniak	56	Chief Executive Officer since 2018; Ms. Wozniak was the President of Pentair’s Electrical segment during 2017. Ms. Wozniak previously served as President of Pentair’s Flow & Filtration Solutions Global Business Unit from 2015 – 2016. Ms. Wozniak was President of the Environmental and Combustion Controls unit of Honeywell International Inc. (a software-industrial company) from 2011 – 2015 and President of the Sensing and Controls Unit of Honeywell International Inc. from 2006 – 2011, and she held various leadership positions at Honeywell International Inc. and its predecessor AlliedSignal Inc. from 1990 – 2006.
Sara E. Zawoyski	46	Executive Vice President and Chief Financial Officer since 2019; Ms. Zawoyski was the Senior Vice President Finance and Treasurer of the Company from 2018 – 2019. Ms. Zawoyski previously served in the following roles at Pentair and its predecessors: Chief Financial Officer, Electrical Segment from 2017 – 2018, Chief Financial Officer, Flow and Filtration Solutions from 2015 – 2017, Chief Financial Officer Flow Technologies from 2014 – 2015, Chief Financial Officer, Equipment Protection from 2012 – 2014, and Vice President Investor Relations from 2010 – 2012. Ms. Zawoyski also previously held various investor relations and managerial finance leadership positions at PepsiAmericas from 2002 – 2010 and various positions in the audit practice of PricewaterhouseCoopers LLP from 1996 – 2002.
Jon D. Lammers	56	Executive Vice President and General Counsel and Secretary since 2018; Mr. Lammers served as Pentair's General Counsel, Electrical from 2017-2018 and was an attorney at Foulston Siefkin LLP (a Kansas-based law firm) from 2016 – 2017. Mr. Lammers previously served as Senior Vice President, General Counsel and Secretary of Spirit Aerosystems Holdings, Inc. (a designer and manufacturer of aerostructures) from 2012 – 2016. He held various senior legal roles, including Deputy North American General Counsel and Asia Pacific General Counsel with Cargill Inc. from 1997 – 2012. Prior to his corporate experience, Mr. Lammers practiced law at Oppenheimer, Wolff & Donnelly (n/k/a Fox Rothschild LLP) from 1993 – 1997 and Paul Hastings LLP from 1991 – 1993.
Elizabeth C. Noonan	61	Executive Vice President and Chief Growth Officer since 2019; Ms. Noonan was the Chief Marketing Officer at Cree Inc. (a publicly traded manufacturer in the global lighting industry) from 2014 – 2019. Ms. Noonan previously held various leadership roles, including Chief Marketing Officer, with Panasonic Corporation North America from 2011 – 2014 and the Eastman Kodak Company from 1986 – 2011.
Lynnette R. Heath	53	Executive Vice President and Chief Human Resources Officer since 2018; Ms. Heath was the Senior Vice President, Global Human Resources of Entrust Datacard (a privately held global security and identity company) from 2009 – 2017. Ms. Heath previously held various human resources roles with General Electric Company from 2000 – 2009, with McKesson Corporation from 1996 – 2000 and with Northern States Power Company (n/k/a Xcel Energy Inc.) from 1992 – 1996.
Aravind Padmanabhan	52	Executive Vice President and Chief Technology Officer since 2019; Mr. Padmanabhan was the Vice President and Chief Technology Officer of the Honeywell Connected Worker unit of Honeywell International Inc. (a software-industrial company) from 2018 – 2019, and served as Acting Chief Architect of the Honeywell Sentience Platform in 2018. Mr. Padmanabhan previously served as Vice President and Chief Technology Officer of the Home & Building Technologies unit of Honeywell International Inc. from 2016 – 2018 and the Environmental & Energy Solutions unit of Honeywell International Inc. from 2013 – 2016. Mr. Padmanabhan also previously held various other technology and engineering leadership positions at Honeywell International Inc. from 1997 – 2013.
Randolph A. Wacker	56	Senior Vice President and Chief Accounting Officer since 2018 and Treasurer since 2019; Mr. Wacker was the Assistant Corporate Controller of Pentair and served in that role from 2005-2017. Mr. Wacker served as the U.S. Controller of Computer Network Technologies from 2004 – 2005. He served over 10 years in corporate controlling and external reporting roles in various public companies. Mr. Wacker also served as an accountant with the public accounting firm Larson, Allen, Weishair & Co., LLP (n/k/a CliftonLarsonAllen) from 1988 – 1993.

Joseph A. Ruzynski	45	President of Enclosures since 2018; Mr. Ruzynski was the Vice President of Pentair’s Enclosures Strategic Business Unit and served in that role during 2017. Mr. Ruzynski previously served as Vice President of Pentair’s Engineered Projects Strategic Business Group in its Valves & Controls Global Business Unit from 2016 – 2017 and Vice President of Pentair’s Fluid Motion Business Group from 2015 – 2016. He was the Vice President, Operations of Pentair’s Equipment Protection and Technical Solutions Global Business Units from 2012 – 2014, and held various supply leadership positions with Pentair from 2003 – 2012. Mr. Ruzynski was a Manager with Ernst & Young from 1997 – 2003.
Robert J. van der Kolk	52	President of Electrical & Fastening Solutions since 2018; Mr. van der Kolk was the Vice President of Pentair’s Engineered & Fastening Solutions Strategic Business Unit of the Electrical segment and served in that role from 2015 – 2017. Mr. van der Kolk previously served as the Executive Vice President, Sales for ERICO from 2011 – 2015, and held various sales, development, and manufacturing leadership roles with ERICO from 2001 – 2008. Mr. van der Kolk held Plant Superintendent and Production Management roles for Cargill in the Netherlands and Germany from 1993 – 2001.
Michael B. Faulconer	52	President of Thermal Management since 2018; Mr. Faulconer was the Vice President of Pentair’s Thermal Management Strategic Business Unit of the Electrical segment and served in that role during 2017. Mr. Faulconer previously served as the Vice President of Pentair’s Thermal Building Solutions Unit from 2014 – 2016. He was the Vice President, Marketing of Pentair’s Thermal Management Unit from 2010 – 2013. Mr. Faulconer held various general management and marketing leadership roles with Tyco Thermal Controls in the U.S. and Asia from 2001 – 2010. From 1991 – 2000, Mr. Faulconer held various sales roles with Valquip Corporation.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares are listed for trading on the New York Stock Exchange and trade under the symbol "NVT." As of December 31, 2020, there were 14,213 shareholders of record.

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

The following graph sets forth the cumulative total shareholder return on our ordinary shares from the date of the separation of nVent from Pentair, assuming the investment of $100 on April 30, 2018 and the reinvestment of all dividends since that date to December 31, 2020. The graph also contains for comparison purposes the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrials Index, assuming the same investment level and reinvestment of dividends. By virtue of our market capitalization, we are a component of the S&P Mid Cap 400 Index. On the basis of our size and diversity of businesses, we believe the S&P Mid Cap 400 Industrials Index is an appropriate published industry index for comparison purposes.

Comparison of Cumulative Total Return
$140
$135
$130
$125
$120
$115
$110
$105
$100
$95
$90
$85
04/30/18
12/31/18
12/31/19
12/31/20
nVent Electric plc
S&P Mid Cap 400
S&P Mid Cap 400 Industrials

	Base Period 2018	INDEXED RETURNS Years ended
Company / Index	April 30	Q4 2018	Q4 2019	Q4 2020
nVent Electric plc	100	102.99	117.30	113.84
S&P Mid Cap 400 Index	100	88.82	110.18	128.87
S&P Mid Cap 400 Industrials Index	100	90.13	118.98	137.03

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2020:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 24, 2020	857,054	$19.33	854,900	$568,604,469
October 25 – November 21, 2020	1,251,491	18.72	1,251,393	545,149,839
November 22 – December 31, 2020	1,450	19.51	—	545,149,839
Total	2,109,995		2,106,293
(a)The purchases in this column includes shares repurchased as part of our publicly announced plans and shares deemed surrendered to us by participants in the nVent Electric plc 2018 Omnibus Incentive Plan (the "2018 Plan") and earlier Pentair stock incentive plans that are now outstanding under the 2018 Plan (collectively the "Plans") to satisfy the exercise price or withholding of tax obligations related to the exercise of stock options, vesting of restricted shares and vesting of performance shares.
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
(d)In July 2018, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2018 Authorization"). In February 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million (the "2019 Authorization"). The 2018 and 2019 Authorizations expire on July 23, 2021. As of December 31, 2020, we had $545.1 million available for repurchases under the combined 2018 and 2019 Authorizations.

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

For the periods ended December 31, 2016 and 2017, and for the first four months of the year ended December 31, 2018, certain expenses of Pentair were allocated to nVent for certain support functions that were provided on a centralized basis prior to the separation from Pentair on April 30, 2018. As a result, the financial information included below may not necessarily reflect what nVent's financial position, results of operations and cash flows would have been had it been a stand-alone company during the periods presented.

	Years ended December 31
In millions, except per-share data	2020	2019	2018	2017	2016
Consolidated and combined statements of operations and comprehensive income (loss) data
Net sales	$1,998.6	$2,204.0	$2,213.6	$2,097.9	$2,116.0
Income (loss) before income taxes	(9.5)	257.4	268.7	313.3	315.0
Net income (loss)	(47.2)	222.7	230.8	361.7	259.1
Per-share data
Basic:
Earnings (loss) per ordinary share	$(0.28)	$1.30	$1.29	$2.02	$1.45
Weighted average shares (1)	169.6	171.6	178.6	179.0	179.0
Diluted:
Earnings (loss) per ordinary share	$(0.28)	$1.29	$1.28	$2.00	$1.43
Weighted average shares (1)	169.6	173.0	180.8	181.2	181.2
Cash dividends declared and paid per ordinary share	$0.70	$0.70	$0.35	$—	$—
Cash dividends declared and unpaid per ordinary share	$0.175	$0.175	$0.175	$—	$—
Consolidated and combined balance sheets data
Total assets	$4,366.1	$4,640.3	$4,552.7	$4,725.0	$4,493.8
Total debt	948.0	1,064.6	941.7	—	—
Total equity	2,409.8	2,592.5	2,687.1	3,791.3	3,485.7

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
Forward-looking statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "forecasts," "should," "would," "positioned," "strategy," "future," "are confident," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include adverse effects on our business operations or financial results, including due to the impact of the novel coronavirus 2019 ("COVID-19") pandemic and potential impairment of goodwill and trade names; overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve, including the impacts of tariffs; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.

The following is the discussion and analysis of changes in the financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019. The discussion and analysis of fiscal year 2018 and changes in the financial condition and results of operations for fiscal year 2019 compared to fiscal year 2018 that are not included in this Form 10-K may be found in Part II, ITEM 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020.
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

We classify our operations into business segments based primarily on types of products offered and markets served. We operate across three segments: Enclosures, Electrical & Fastening Solutions and Thermal Management, which represented approximately 48%, 28% and 24% of total revenues during 2020, respectively.

•Enclosures - The Enclosures segment provides innovative solutions to connect and protect critical control systems, electronics, data and electrical equipment. From metallic and non-metallic enclosures to cabinets, subracks and backplanes, it offers the physical infrastructure to host, connect and protect server and network equipment, as well as indoor and outdoor protection for test and measurement, aerospace and defense applications in industrial, infrastructure, energy and commercial verticals.

•Electrical & Fastening Solutions - The Electrical & Fastening Solutions segment provides solutions that connect and protect electrical and mechanical systems and civil structures. Its engineered electrical and fastening products are innovative cost efficient and time saving connections that are used across a wide range of verticals, including commercial, industrial, infrastructure and energy.

•Thermal Management - The Thermal Management segment provides electric thermal solutions that connect and protect critical buildings, infrastructure, industrial processes and people. Its thermal management systems include heat tracing, floor heating, fire-rated and specialty wiring, sensing and snow melting and de-icing solutions for use in industrial, commercial & residential, energy and infrastructure verticals. It's highly reliable and easy to install solutions lower total cost of ownership to building owners, facility managers, operators and end users.

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

COVID-19
In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected, and is likely to continue to adversely affect, our business. Governments around the world have implemented measures to help control the spread of the virus, including business curtailments and shutdowns, isolating residents to their places of residence and restricting travel. Significant uncertainty exists concerning the duration and magnitude of the impact of the COVID-19 pandemic on our business, but the effects of the COVID-19 pandemic have had and may continue to have an unfavorable impact on our business.
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

We also remain focused on continuing to serve our customers and support critical industries and essential infrastructure such as medical, data centers and networking solutions, energy and defense, among others. Government mandated measures providing for business curtailments or shutdowns have generally excluded certain essential businesses and services, including businesses that manufacture and sell products or services that are considered essential to daily life, or otherwise operate in essential or critical sectors. While our facilities are considered essential and have remained operational, we have experienced intermittent partial closures at certain facilities as a result of these measures or the need to sanitize the facilities and address employee well-being. All of our manufacturing sites are currently operational and we have not experienced any significant disruptions to our supply chain. We have experienced and expect to continue to experience reductions in customer demand in several end-markets across our business segments. During the second, third and fourth quarters of 2020, organic sales declined by approximately 22%, 14% and 11% compared to the same period of the prior year, respectively, which was primarily attributable to the adverse impacts of the pandemic.
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
In addition to actions taken to lower costs, manage our liquidity and focus on cash flow, we remain focused on enhancing our digital and technological capabilities. Our shift to working virtually where possible is allowing us to accelerate our digital initiatives as we collaborate with customers and distribution partners to enhance our websites and improve our digital product content. We are also continuing to invest in our technological capabilities, with new product launches throughout 2020.
We will continue to actively monitor the impacts of the pandemic and may take further actions that alter our business operations as may be required by governments in the jurisdictions where we operate, or that we determine are in the best interests of our employees, customers, suppliers and shareholders.
Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in 2020 and 2019, and will likely impact our results in the future:
•There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and severity of the pandemic and the extent of worldwide social, political and economic disruption it may cause. The magnitude of the impact of the pandemic on our financial condition, liquidity and results of operations cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues, its effect on the demand for the Company’s products and services and the supply chain, as well as the impact of governmental regulations imposed in response to the pandemic including potential business curtailments and shutdowns impacting our factories. In addition, the recent significant volatility in oil and gas prices have led to a potential sustained downturn in the energy industry.
•We have identified specific product, vertical and geographic market opportunities that we find attractive and continue to pursue, both within and outside the U.S. We are positioning our businesses to more effectively address these opportunities through research and development and additional sales and marketing resources. Unless we successfully penetrate these markets, our organic sales growth will likely be limited or may decline.
•We have experienced material and other cost inflation. We strive for productivity improvements and increase in our selling prices to help mitigate this inflation. We expect the current economic environment, including the impacts of tariffs, will result in continuing price volatility for many of our raw materials and purchased components and we are uncertain as to the timing and impact of these market changes.
•During 2020 and 2019, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. In 2020, we executed certain initiatives in response to the decrease in demand attributed to the effects of the COVID-19 pandemic.
In addition to the actions and objectives discussed in the Overview and COVID-19 sections above, our operating objectives in 2021 also include the following:
•Executing our social responsibility strategy focused on People, Products and Planet;
•Enhancing and supporting employee engagement and development;
•Achieving differentiated revenue growth through new products and solutions and market expansion in higher growth vertical markets and key developing regions;
•Optimizing our technological capabilities to increasingly generate innovative new and connected products and advance digital transformation; and
•Driving operating excellence through lean enterprise initiatives, with specific focus on sourcing and supply management, cash flow management and lean operations;

•Optimizing working capital through inventory reduction initiatives across business segments and focused actions to optimize customer and vendor payment terms; and
•Deploying capital strategically to drive growth and value creation.

CONSOLIDATED AND COMBINED RESULTS OF OPERATIONS
The consolidated and combined results of operations were as follows:

	Years ended December 31		% / point change
In millions	2020	2019	2020 vs 2019
Net sales	$1,998.6	$2,204.0	(9.3%)
Cost of goods sold	1,249.2	1,338.2	(6.7%)
Gross profit	749.4	865.8	(13.4%)
% of net sales	37.5%	39.3%	(1.8	pts)

Selling, general and administrative	447.0	484.5	(7.7%)
% of net sales	22.4%	22.0%	0.4	pts
Research and development	43.5	48.2	(9.8%)
% of net sales	2.2%	2.2%	—	pts
Impairment of goodwill and trade names	220.5	—	N.M.

Operating income	38.4	333.1	(88.5%)
% of net sales	1.9%	15.1%	(13.2	pts)

Net interest expense	36.4	44.7	N.M.
Other expense	11.5	31.0	N.M.

Income (loss) before income taxes	(9.5)	257.4	(103.7%)
Provision for income taxes	37.7	34.7	8.6%
Effective tax rate	(396.8%)	13.5%	N.M.
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change were as follows:

2020 vs 2019
Volume	(13.5%)
Price	0.2
Organic growth (decline)	(13.3)
Acquisition	3.8
Currency	0.2
Total	(9.3%)
The 9.3 percent decrease in net sales in 2020 from 2019 was primarily the result of:
•slowdown in capital spending, largely attributable to the COVID-19 pandemic, resulting in organic sales decline of approximately 6.5%, 3.0% and 2.5% from our industrial, commercial & residential and energy businesses, respectively, in 2020 from 2019.

This decrease was partially offset by:
•increased sales of $83.5 million in 2020 as a result of the Eldon and WBT acquisitions.
Gross profit
The 1.8 percentage point decrease in gross profit as a percentage of sales in 2020 from 2019 was primarily the result of:
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
Selling, general and administrative ("SG&A")
The 0.4 percentage point increase in SG&A expense as a percentage of sales in 2020 from 2019 was driven by:
•lower sales volume resulting in decreased leverage on fixed operating expenses; and
•inflationary increases impacting our labor costs.
This increase was partially offset by:
•actions taken to lower costs in response to the adverse effects of the COVID-19 pandemic, including temporarily reducing labor costs and limiting discretionary spending; and
•savings generated from restructuring and lean initiatives.
Impairment of goodwill and trade names
During the third quarter of 2020, as a result of the adverse market and economic conditions attributed to the COVID-19 pandemic, combined with significant volatility in oil and gas prices leading to a potential sustained downturn in the energy industry, we recognized pre-tax, non-cash impairment expense of $212.3 million related to goodwill in the Thermal Management reporting unit and $8.2 million related to trade names.
Provision for income taxes
The difference in the effective tax rate in 2020 from 2019 was primarily the result of the $9.5 million loss before income taxes in 2020 and:
•impairment of goodwill during the third quarter of 2020 of $212.3 million and the related $21.6 million tax benefit from deferred tax adjustments;
•a $19.4 million non-cash charge related to the establishment of a valuation allowance on certain foreign deferred tax assets recorded in the first quarter of 2020; and
•the mix of global earnings towards lower tax rate jurisdictions;

SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of our three reportable segments (Enclosures, Electrical & Fastening Solutions and Thermal Management). Each of these segments comprises various product offerings that serve multiple end users.
We evaluate performance based on sales and segment income and use a variety of ratios to measure performance of our reporting segments. Segment income represents operating income exclusive of intangible amortization, separation costs, costs of restructuring activities, impairments and other unusual non-operating items.

Enclosures
The net sales and segment income for Enclosures were as follows:

	Years ended December 31		% / point change
In millions	2020	2019	2020 vs 2019
Net sales	$952.9	$1,033.8	(7.8%)
Segment income	148.5	181.3	(18.1%)
% of net sales	15.6%	17.5%	(1.9	pts)
Net sales
The components of the change in Enclosures net sales were as follows:

2020 vs 2019
Volume	(14.2%)
Price	(0.5)
Organic growth (decline)	(14.7)
Acquisition	6.6
Currency	0.3
Total	(7.8%)
The 7.8 percent decrease in Enclosures net sales in 2020 from 2019 was primarily the result of:
•slowdown in capital spending, largely attributable to the COVID-19 pandemic, resulting in organic sales decline of approximately 8.0% and 2.5% from our industrial and infrastructure businesses, respectively, and approximately 2.0% from each our energy and commercial & residential businesses in 2020 from 2019.
This increase was partially offset by:
•increased sales of $68.4 million in 2020 as a result of the Eldon acquisition.
Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	2020 vs 2019
Growth/acquisition	(2.5	pts)
Price	(0.4)
Currency	0.4
Net productivity	0.6
Total	(1.9	pts)
The 1.9 percentage point decrease in segment income for Enclosures as a percentage of net sales in 2020 from 2019 was primarily the result of:
•lower sales volume resulting in decreased leverage on fixed expenses; and
•inflationary increases related to certain raw materials, labor and freight costs.
This decrease was partially offset by:
•actions taken to lower costs in response to the adverse effects of the COVID-19 pandemic, including temporarily reducing labor costs and limiting discretionary spending; and
•savings generated from restructuring and lean initiatives.

Electrical & Fastening Solutions
The net sales and segment income for Electrical & Fastening Solutions were as follows:

	Years ended December 31		% / point change
In millions	2020	2019	2020 vs 2019
Net sales	$569.1	$579.6	(1.8%)
Segment income	150.2	149.7	0.3%
% of net sales	26.4%	25.8%	0.6	pts
Net sales
The components of the change in Electrical & Fastening Solutions net sales were as follows:

2020 vs 2019
Volume	(6.1%)
Price	1.6
Organic growth (decline)	(4.5)
Acquisition	2.6
Currency	0.1
Total	(1.8%)
The 1.8 percent decrease in Electrical & Fastening Solutions net sales in 2020 from 2019 was primarily the result of:.
•slowdown in capital spending, largely attributable to the COVID-19 pandemic, resulting in organic sales decline of approximately 5.5% from our commercial & residential business in 2020 from 2019.
This decrease was partially offset by:
•increased sales of $15.1 million in 2020 as a result of the WBT acquisition;
•organic sales growth contribution of approximately 1.0% from each our energy and infrastructure businesses in 2020 from 2019; and
•selective increases in selling prices to offset inflationary cost increases.
Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	2020 vs 2019
Growth/acquisition	(2.4	pts)
Price	1.2
Currency	0.1
Net productivity	1.7
Total	0.6	pts
The 0.6 percentage point increase in segment income for Electrical & Fastening Solutions as a percentage of net sales in 2020 from 2019 was primarily the result of:
•actions taken to lower costs in response to the adverse effects of the COVID-19 pandemic, including temporarily reducing labor costs and limiting discretionary spending; and
•selective increases in selling prices to offset inflationary cost increases.
This increase was partially offset by:
•lower sales volume resulting in decreased leverage on fixed expenses; and
•inflationary increases related to certain raw materials, labor and freight costs.

Thermal Management
The net sales and segment income for Thermal Management were as follows:

	Years ended December 31		% / point change
In millions	2020	2019	2020 vs 2019
Net sales	$476.6	$590.6	(19.3%)
Segment income	93.9	145.3	(35.4%)
% of net sales	19.7%	24.6%	(4.9	pts)
Net sales
The components of the change in Thermal Management net sales were as follows:

2020 vs 2019
Volume	(19.3%)
Price	—
Organic growth (decline)	(19.3)
Currency	—
Total	(19.3%)

The 19.3 percent decrease in Thermal Management net sales in 2020 from 2019 was primarily the result of:
•slowdown in capital spending, attributable to the effects of the COVID-19 pandemic and significant volatility in oil and gas prices, resulting in organic sales decline of approximately 10.0%, 7.0% and 2.5% from our industrial, energy and commercial & residential businesses, respectively, in 2020 from 2019.
Segment income
The components of the change in Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	2020 vs 2019
Growth/acquisition	(6.6	pts)
Net productivity	1.7
Total	(4.9	pts)
The 4.9 percentage point decrease in segment income for Thermal Management as a percentage of net sales in 2020 from 2019 was primarily the result of:
•lower sales volume resulting in decreased leverage on fixed expenses;
•the impact of unfavorable product mix; and
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

In March 2020, as a proactive measure to maximize our liquidity in response to the effects of the COVID-19 pandemic, we drew down $150.0 million on our Revolving Credit Facility, as defined below. We repaid this amount, and an additional $100.0 million, on the Revolving Credit Facility in the third and fourth quarters of 2020. As of December 31, 2020, we had $122.5 million of cash on hand, of which $22.4 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere and increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities was $344.0 million in 2020, compared to $336.3 million in 2019. Net cash provided by operating activities in 2020 primarily reflects net income of $275.9 million, net of non-cash depreciation, amortization, and impairment expenses, and the positive impact of $46.8 million as a result of changes in net working capital. Cash provided by operating activities in 2019 primarily reflects net income of $319.5 million, net of non-cash depreciation and amortization, and the positive impact of $6.3 million as a result of changes in net working capital.
Investing activities
Net cash used for investing activities was $65.0 million in 2020, compared to net cash used for investing activities of $160.3 million in 2019. Net cash used for investing activities in 2020 primarily related to cash paid for the acquisition of WBT of $27.0 million and capital expenditures of $40.0 million. Net cash used for investing activities in 2019 primarily related to net cash paid for the acquisition of Eldon of $127.8 million and capital expenditures of $38.8 million. Capital expenditures are primarily used for expansion of manufacturing facilities, developing new products and general maintenance.
Financing activities
Net cash used for financing activities was $272.5 million in 2020, which primarily related to share repurchases of $43.2 million, dividends paid of $119.0 million and net payments of revolving long-term debt of $100.0 million. Net cash used for financing activities was $226.4 million in 2019, which primarily related to share repurchases of $235.7 million and dividends paid of $120.7 million, partially offset by net receipts of revolving long-term debt of $134.6 million.

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

Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. Total availability under the Revolving Credit Facility was $565.4 million as of December 31, 2020.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of December 31, 2020, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ability to meet those covenants.

Dividends
Dividends paid per ordinary share were $0.70 for both the years ended December 31, 2020 and 2019.

On December 14, 2020, the Board of Directors declared a quarterly cash dividend of $0.175 that was paid on February 5, 2021 to shareholders of record at the close of business on January 22, 2021. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $29.4 million and $29.7 million at December 31, 2020 and 2019, respectively.

On February 22, 2021, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May 7, 2021 to shareholders of record at the close of business on April 23, 2021.

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

During the year ended December 31, 2020, we repurchased 2.3 million of our ordinary shares for $43.2 million under the 2018 Authorization. As of December 31, 2020, we had $545.1 million available for repurchases under the 2018 and 2019 Authorizations, which total $880.0 million.

Contractual obligations
The following summarizes our significant contractual obligations that impact our liquidity:

	Years ended December 31
In millions	2021	2022	2023	2024	2025	Thereafter	Total
Debt obligations	$20.0	$20.0	$412.1	$—	$—	$500.0	$952.1
Interest obligations on fixed-rate debt	34.6	34.6	28.7	22.8	22.8	57.0	200.5
Operating lease obligations, net of sublease rentals	16.9	12.0	7.9	5.9	4.6	10.0	57.3
Purchase obligations	69.0	—	—	—	—	—	69.0
Pension and other post-retirement plan contributions	6.7	7.2	6.9	8.9	7.6	48.0	85.3
Total contractual obligations, net	$147.2	$73.8	$455.6	$37.6	$35.0	$615.0	$1,364.2
The majority of the purchase obligations represent commitments for raw materials to be utilized in the normal course of business. For purposes of the above table, arrangements are considered purchase obligations if a contract specifies all significant terms, including fixed or minimum quantities to be purchased, a pricing structure and approximate timing of the transaction.
In addition to the summary of significant contractual obligations, we will incur annual interest expense on outstanding variable rate debt. As of December 31, 2020, variable interest rate debt was $152.1 million at a weighted average interest rate of 1.520%.
The total gross liability for uncertain tax positions at December 31, 2020 was estimated to be $17.1 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of December 31, 2020, we had recorded $2.3 million for the possible payment of penalties and $3.5 million related to the possible payment of interest.
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
The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2020	2019
Net cash provided by (used for) operating activities	$344.0	$336.3
Capital expenditures	(40.0)	(38.8)
Proceeds from sale of property and equipment	2.0	6.3
Free cash flow	$306.0	$303.8
Off-balance sheet arrangements
At December 31, 2020, we had no off-balance sheet financing arrangements.

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
As of December 31, 2020 and 2019, the outstanding value of bonds, letters of credit and bank guarantees totaled $43.8 million and $70.0 million, respectively.
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
CRITICAL ACCOUNTING POLICIES

We have adopted various accounting policies to prepare the consolidated and combined financial statements in accordance with GAAP. Our significant accounting policies are more fully described in ITEM 8, Note 1 of the Notes to Consolidated and Combined Financial Statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We consider an accounting estimate to be critical if:
•it requires us to make assumptions about matters that were uncertain at the time we were making the estimate; and
•changes in the estimate or different estimates that we could have selected would have had a material impact on our financial condition or results of operations.

Cost allocations
For periods prior to the separation, the consolidated and combined financial statements of nVent include general corporate expenses of the former Parent for certain support functions that were provided on a centralized basis, such as expenses related to executive management, finance, audit, legal, information technology, human resources, communications, facilities and employee benefits and compensation. These general corporate expenses are included in the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) within Selling, general and administrative and Other expense. The amount allocated was $42.5 million for the year ended December 31, 2018, of which $10.3 million was historically recorded to the Electrical segment in the former Parent’s consolidated financial statements. These expenses were allocated to nVent on the basis of direct usage when identifiable, with the remainder allocated based on a proportional basis of net sales, headcount or other measures.

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

Goodwill is tested annually for impairment as of the first day of the fourth quarter, and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed by comparing the fair value of each reporting unit with its carrying amount, and recognizing an impairment expense for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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

Due to the adverse market and economic conditions attributed to the COVID-19 pandemic, combined with significant volatility in oil and gas prices leading to a potential sustained downturn in the energy industry, we concluded a triggering event occurred during the third quarter of 2020 for our Thermal Management reporting unit, requiring an impairment test as of September 30, 2020. In order to perform the goodwill impairment test for the Thermal Management reporting unit, including consideration of market-based inputs such as a market capitalization reconciliation, we determined it was appropriate to measure the fair value of all of our reporting units as of September 30, 2020. There were no significant changes in facts or circumstances that resulted in a change in assumptions between our September 30, 2020 interim impairment assessment date and our October 1, 2020 annual impairment assessment date.

The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Determining the fair value of the reporting units required the use of significant judgment, including assumptions about future revenues and expenses, capital expenditures and changes in working capital and discount rates, which are based on our annual operating plan and long-term business plan. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, including the impacts from the COVID-19 pandemic and growth expectations for the industries and end markets in which the reporting unit participates. The level of judgment and estimation is inherently higher in the current environment considering the uncertainty created by the COVID-19 pandemic. We have evaluated numerous factors and made significant assumptions, which include the severity and duration of the business disruption, the potential impact on customer demand, the timing and degree of economic recovery and ultimately, the combined effect of these assumptions on our future operating results and cash flows. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2026 are projected to grow at a perpetual growth rate of 3.0%.

Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized a discount rate ranging from 11.0% to 12.5% for each reporting unit in determining the discounted cash flows in our fair value analysis.

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

As a result of this analysis, we recognized a pre-tax, non-cash goodwill impairment expense of $212.3 million related to the Thermal Management reporting unit. Subsequent to the impairment charge recorded in the quarter, the remaining goodwill for the Thermal Management reporting unit was $712.5 million. The impairment resulted in a $21.6 million income tax benefit associated with the proportionate share of tax deductible goodwill.

In connection with the impairment test as of September 30, 2020, the percentage of excess fair value over carrying value of our Electrical & Fastening Solutions reporting unit was approximately 5%.

We did not recognize any goodwill impairment losses in 2019 and 2018.

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

Due to the adverse market and economic conditions attributed to the COVID-19 pandemic, combined with significant volatility in oil and gas prices leading to a potential sustained downturn in the energy industry discussed above, we determined it was appropriate to measure the fair value of all of our identifiable intangible assets along with our reporting units as of September 30, 2020. There were no significant changes in facts or circumstances that resulted in a change in assumptions between our September 30, 2020 interim impairment assessment date and our October 1, 2020 annual impairment assessment date.

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

In 2020, we recognized pre-tax, non-cash impairment expense of $8.2 million related to trade names. There was no impairment expense recorded in 2019 or 2018 for identifiable intangible assets.

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

We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in a pre-tax charge of $8.7 million, $27.3 million and $7.0 million in 2020, 2019 and 2018, respectively. The remaining components of pension expense, including service and interest costs and estimated return on plan assets, are recorded on a quarterly basis as ongoing pension expense.

Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rates on our pension plans ranged from 0.00% to 2.75%, 0.25% to 3.25% and 0.50% to 4.25% in 2020, 2019 and 2018, respectively. The discount rates are determined by matching high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. There are no known or anticipated changes in our discount rate assumptions that will materially impact our pension expense in 2021.
Expected rates of return
The expected rates of return on our pension plan assets ranged from 1.00% to 5.00%, 1.00% to 5.25% and 1.00% to 5.50% in 2020, 2019 and 2018, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader long-term market indices. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.

Sensitivity to changes in key assumptions
A 0.25 percentage point change in the discount rates used to measure our pension and other post-retirement benefit plans is estimated to have an impact on our total projected benefit obligation of approximately $12 million. A 0.25 percentage point change in the assumed rate of return on pension assets or discount rates for our pension and other post-retirement benefit plans is estimated to have no material impact on our ongoing 2021 pension expense. These estimates exclude any potential mark-to-market adjustments.

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

At December 31, 2020 and 2019, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $297.3 million and $268.9 million, respectively. Changes in the fair value of all derivatives are recognized immediately in income unless the derivative qualifies as a hedge of future cash flows. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive income (loss) and subsequently recognized in the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings.

At December 31, 2020 and 2019, we had a gross notional U.S. dollar equivalent amount of $73.5 million and $69.1 million designated as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The hedge is intended to reduce, but will not eliminate, the impact on our financial results of changes in the exchange rate between the Euro and the U.S. dollar. The currency risk related to the net investment hedge is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. The rates used to perform this analysis were based on the market exchange rates in effect on December 31, 2020. A 10% appreciation or depreciation of the U.S. dollar relative to the Euro would result in a $6.7 million net increase or a $8.2 million net decrease, respectively, in Accumulated other comprehensive income (loss). However, these increases or decreases in Accumulated other comprehensive income (loss) would be offset by decreases or increases in the hedged net investments on our balance sheet due to currency translation.
Interest rate risk
Our debt portfolio as of December 31, 2020 was comprised of debt denominated in U.S. dollars. The debt portfolio is comprised of approximately 84% fixed-rate debt and 16% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2020, a 100 basis point increase or decrease in interest rates would result in a $44.6 million decrease or a $47.7 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2020, a 100 basis point increase or decrease in interest rates would result in a $1.5 million increase or decrease in interest incurred.
We are also exposed to interest rate risk in connection with the planned issuance of long-term debt. To manage the volatility related to this exposure, we may use forward starting interest rate swap locks to fix a portion of the interest cost associated with anticipated financings. We designate these financial instruments as cash flow hedges at the time the agreements are executed.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2020, the Company's internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2020. That attestation report is set forth immediately following this management report.

Beth A. Wozniak	Sara E. Zawoyski
Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
nVent Electric plc
London, United Kingdom
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of nVent Electric plc and subsidiaries (the "Company") as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 23, 2021 expressed an unqualified opinion on those financial statements and included an emphasis of a matter paragraph regarding the allocation of expenses from Pentair plc for the periods prior to April 30, 2018.
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
February 23, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
nVent Electric plc
London, United Kingdom
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of nVent Electric plc (the "Company") as of December 31, 2020 and 2019, the related consolidated and combined statements of operations and comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill - Thermal Management Reporting Unit and Electrical & Fastening Solutions Reporting Unit - Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using income and market approaches. The determination of the fair value using an income approach involves the use of a discounted cash flow model that requires management to make significant estimates and assumptions related to future revenues and expenses, projected capital expenditures, changes in working capital and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. The goodwill balance was $2,098 million as of December 31, 2020. An impairment of $212 million was recognized at September 30, 2020 for the Thermal Management reporting unit. No other impairments were recognized related to goodwill as the fair value of the other reporting units exceeded their carrying values as of the measurement date.

Given the significant judgments made by management to estimate the fair value of the reporting units and the difference between their fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rates, EBITDA multiples, and forecasts of future revenues and operating margins, required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to significant estimates and assumptions for certain reporting units included the following, among others:

•We tested the effectiveness of controls over goodwill, including those over the underlying assumptions to forecast future revenue and operating margins, the selection of the discount rates, and the selection of the EBITDA multiples.

•We evaluated management’s ability to accurately forecast future revenues and operating margins by comparing actual results to management’s historical forecasts.

•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group.

•With the assistance of our fair value specialists, we evaluated the discount rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

•With the assistance of our fair value specialists, we evaluated the EBITDA multiples used in estimating fair value, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

•With the assistance of our fair value specialists, we compared the aggregated fair value estimates of the Company’s reporting units to the Company’s market capitalization and evaluated the implied control premium.
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
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to material tax positions and determination of whether the Company has appropriately considered all changes in fact patterns or tax law when concluding such positions meet the more likely than not criteria included the following, among others:
•We tested the effectiveness of controls over uncertain tax positions.
•With the assistance of income tax specialists, we evaluated the following sources of information for management’s tax positions taken and benefits recognized:
◦Management’s technical tax memorandum and related appendices.
◦Analysis performed by external tax specialists.

◦Historical tax return data.
◦Results of audits performed by tax authorities.

•With the assistance of income tax specialists, we assessed management’s conclusion as to whether the recorded tax benefits are more likely than not to be sustained on the basis of their technical merits.
•With the assistance of income tax specialists, we evaluated the reasonableness of management’s estimates of the tax benefit to be recognized by:
◦Evaluating the Company’s analysis of tax regulations and their application to the Company’s particular facts in each relevant jurisdiction.
◦Reviewing changes in tax laws and regulations or their application by the relevant taxing authorities.
◦Evaluating the impact of changes in taxable income, available tax credits, or other economic factors that could affect recorded tax benefits.
◦Assessing conclusions that benefits meet the more likely than not criteria to be realized.
◦Evaluating the appropriateness of the underlying assumptions in management’s estimates.
◦Assessing management's methods and assumptions used in identifying uncertain tax positions.
◦Comparing results of prior tax audits to ongoing and anticipated tax audits by tax authorities.

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 23, 2021

We have served as the Company's auditor since 2017.

nVent Electric plc
Consolidated and Combined Statements of Operations and Comprehensive Income (Loss)

	Years ended December 31
In millions, except per-share data	2020	2019	2018
Net sales	$1,998.6	$2,204.0	$2,213.6
Cost of goods sold	1,249.2	1,338.2	1,337.5
Gross profit	749.4	865.8	876.1
Selling, general and administrative	447.0	484.5	519.7
Research and development	43.5	48.2	45.6
Impairment of goodwill and trade names	220.5	—	—
Operating income	38.4	333.1	310.8
Net interest expense	36.4	44.7	31.2
Other expense	11.5	31.0	10.9
Income (loss) before income taxes	(9.5)	257.4	268.7
Provision for income taxes	37.7	34.7	37.9
Net income (loss)	$(47.2)	$222.7	$230.8
Comprehensive income (loss), net of tax
Net income (loss)	$(47.2)	$222.7	$230.8
Changes in cumulative translation adjustment	(3.7)	4.8	(48.2)
Changes in market value of derivative financial instruments, net of tax	7.1	4.4	(2.5)
Comprehensive income (loss)	$(43.8)	$231.9	$180.1
Earnings (loss) per ordinary share
Basic	$(0.28)	$1.30	$1.29
Diluted	$(0.28)	$1.29	$1.28
Weighted average ordinary shares outstanding
Basic	169.6	171.6	178.6
Diluted	169.6	173.0	180.8
See accompanying notes to consolidated and combined financial statements.

nVent Electric plc
Consolidated Balance Sheets

	December 31
In millions, except per-share data	2020	2019
Assets
Current assets
Cash and cash equivalents	$122.5	$106.4
Accounts and notes receivable, net of allowances of $6.2 and $5.4, respectively	313.8	334.3
Inventories	235.2	244.7
Other current assets	92.9	113.3
Total current assets	764.4	798.7
Property, plant and equipment, net	289.4	284.5
Other assets
Goodwill	2,098.2	2,279.1
Intangibles, net	1,105.5	1,160.5
Other non-current assets	108.6	117.5
Total other assets	3,312.3	3,557.1
Total assets	$4,366.1	$4,640.3
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$20.0	$17.5
Accounts payable	171.1	187.1
Employee compensation and benefits	70.4	71.9
Other current liabilities	188.5	185.7
Total current liabilities	450.0	462.2
Other liabilities
Long-term debt	928.0	1,047.1
Pension and other post-retirement compensation and benefits	237.9	207.2
Deferred tax liabilities	230.1	237.8
Other non-current liabilities	110.3	93.5
Total liabilities	1,956.3	2,047.8
Commitments and Contingencies (Note 16)
Equity
Ordinary shares $0.01 par value, 400.0 million authorized, 168.2 million and 169.5 million issued at December 31, 2020 and 2019, respectively	1.7	1.7
Additional paid-in capital	2,482.6	2,502.7
Retained earnings	20.7	186.7
Accumulated other comprehensive loss	(95.2)	(98.6)
Total equity	2,409.8	2,592.5
Total liabilities and equity	$4,366.1	$4,640.3
See accompanying notes to consolidated and combined financial statements.

nVent Electric plc
Consolidated and Combined Statements of Cash Flows

	Years ended December 31
In millions	2020	2019	2018
Operating activities
Net income	$(47.2)	$222.7	$230.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	38.4	35.4	36.2
Amortization	64.2	61.4	60.9
Deferred income taxes	(2.9)	(24.6)	(23.6)
Share-based compensation	13.9	16.1	12.8
Impairment of goodwill and trade names	220.5	—	—
Pension and other post-retirement expense	17.2	36.5	14.9
Pension and other post-retirement contributions	(6.8)	(5.8)	(6.7)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	28.3	26.6	(1.3)
Inventories	18.3	0.9	(12.0)
Other current assets	21.5	10.2	7.3
Accounts payable	(18.6)	(7.9)	13.4
Employee compensation and benefits	(4.2)	(6.6)	6.8
Other current liabilities	1.5	(16.9)	27.5
Other non-current assets and liabilities	(0.1)	(11.7)	(23.5)
Net cash provided by (used for) operating activities	344.0	336.3	343.5
Investing activities
Capital expenditures	(40.0)	(38.8)	(39.5)
Proceeds from sale of property and equipment	2.0	6.3	2.4
Acquisitions, net of cash acquired	(27.0)	(127.8)	(2.0)
Net cash provided by (used for) investing activities	(65.0)	(160.3)	(39.1)
Financing activities
Net repayments of short-term borrowings	—	—	(0.3)
Net receipts (repayments) of revolving credit facility	(100.0)	134.6	—
Proceeds from long-term debt	—	—	1,000.0
Repayment of long-term debt	(17.5)	(14.1)	(52.5)
Debt issuance costs	—	—	(9.9)
Cash provided at separation to former Parent	—	—	(993.6)
Dividends paid	(119.0)	(120.7)	(62.9)
Shares issued to employees, net of shares surrendered	7.2	9.5	8.6
Repurchases of ordinary shares	(43.2)	(235.7)	(56.0)
Net cash provided by (used for) financing activities	(272.5)	(226.4)	(166.6)
Effect of exchange rate changes on cash and cash equivalents	9.6	(2.2)	(5.7)
Change in cash and cash equivalents	16.1	(52.6)	132.1
Cash and cash equivalents, beginning of year	106.4	159.0	26.9
Cash and cash equivalents, end of year	$122.5	$106.4	$159.0

Supplemental cash flow information
Cash paid for interest, net	$47.1	$52.3	$34.7
Cash paid for income taxes, net	$39.2	$60.8	$57.4
See accompanying notes to consolidated and combined financial statements.

nVent Electric plc
Consolidated and Combined Statements of Changes in Equity

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Net Parent Investment	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2017	—	$—	$—	$—	$3,848.4	$(57.1)	$3,791.3
Net income	—	—	—	177.3	53.5	—	230.8
Cumulative effect of accounting changes	—	—	—	—	(172.7)		(172.7)
Other comprehensive income (loss), net of tax	—	—	—	—	—	(50.7)	(50.7)
Net transfers from former Parent	—	—	—	—	14.6	—	14.6
Cash provided at separation to former Parent	—	—	—	—	(993.6)	—	(993.6)
Reclassification of Net Parent investment to additional paid-in capital	—	—	2,750.2	—	(2,750.2)	—	—
Issuance of common stock upon separation	178.4	1.8	—	—	—	—	1.8
Dividends declared	—	—	—	(93.9)	—	—	(93.9)
Share repurchases	(2.4)	—	(59.0)	—	—	—	(59.0)
Exercise of options, net of shares tendered for payment	1.0	—	12.1	—	—	—	12.1
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(3.5)	—	—	—	(3.5)
Share-based compensation	—	—	9.9	—	—	—	9.9
Balance - December 31, 2018	177.2	$1.8	$2,709.7	$83.4	$—	$(107.8)	$2,687.1
Net income	—	—	—	222.7	—	—	222.7
Other comprehensive income, net of tax	—	—	—	—	—	9.2	9.2
Dividends declared	—	—	—	(119.4)	—	—	(119.4)
Share repurchases	(8.9)	(0.1)	(232.6)	—	—	—	(232.7)
Exercise of options, net of shares tendered for payment	0.9	—	13.1	—	—	—	13.1
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(3.6)	—	—	—	(3.6)
Share-based compensation	—	—	16.1	—	—	—	16.1
Balance - December 31, 2019	169.5	$1.7	$2,502.7	$186.7	$—	$(98.6)	$2,592.5
Net income (loss)	—	—	—	(47.2)	—	—	(47.2)
Other comprehensive income, net of tax	—	—	—	—	—	3.4	3.4
Dividends declared	—	—	—	(118.8)	—	—	(118.8)
Share repurchases	(2.3)	—	(43.2)	—	—	—	(43.2)
Exercise of options, net of shares tendered for payment	0.7	—	11.3	—	—	—	11.3
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(4.1)	—	—	—	(4.1)
Share-based compensation	—	—	15.9	—	—	—	15.9
Balance - December 31, 2020	168.2	$1.7	$2,482.6	$20.7	$—	$(95.2)	$2,409.8
See accompanying notes to consolidated and combined financial statements.

nVent Electric plc
Notes to consolidated and combined financial statements

1.Basis of Presentation and Summary of Significant Accounting Policies
Business
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
Cost allocations
For periods prior to the separation, the consolidated and combined financial statements of nVent include general corporate expenses of the former Parent for certain support functions that were provided on a centralized basis, such as expenses related to executive management, finance, audit, legal, information technology, human resources, communications, facilities and employee benefits and compensation. These general corporate expenses are included in the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) within Selling, general and administrative and Other expense. The amount allocated was $42.5 million for the year ended December 31, 2018, of which $10.3 million was historically recorded to the Electrical segment in the former Parent’s consolidated financial statements. These expenses were allocated to nVent on the basis of direct usage when identifiable, with the remainder allocated based on a proportional basis of net sales, headcount or other measures.

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
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time accounted for 75%, 73% and 72% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 25%, 27% and 28% of our revenue for the years ended December 31, 2020, 2019 and 2018, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion ("the cost-to-cost method") or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long-term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
We use an output method to measure progress towards completion for certain of our Enclosures businesses, as this method appropriately depicts performance towards satisfaction of the performance obligation. Under the output method, revenue is recognized based on number of units produced.

nVent Electric plc
Notes to consolidated and combined financial statements

We apply a practical expedient to expense incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are recorded in Selling, general and administrative in the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss). Further, we do not adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be less than one year.
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
Shipping and handling costs
Amounts billed to customers for shipping and handling activities after the customer obtains control are treated as a promised service performance obligation and recorded in Net sales in the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss). Shipping and handling costs incurred by nVent for the delivery of goods to customers are considered a cost to fulfill the contract and are included in Cost of goods sold in the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss).
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

Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts to reduce our receivables balance by the amount that is estimated to be uncollectible from our customers, or the expected loss. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, including write-offs and recoveries, periodic credit evaluations of our customers' financial situation, and current circumstances as well as reasonable and supportable forecasts of future economic conditions. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2020 or 2019.

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

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We recorded no material impairment charges in 2020, 2019 or 2018.

The following table presents geographic Property, plant and equipment, net by region as of December 31:

In millions	2020	2019
U.S. & Canada	$159.0	$160.7
Mexico	39.6	42.1
EMEA (1)	78.8	75.0
Rest of World (2)	12.0	6.7
Consolidated	$289.4	$284.5
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
Notes to consolidated and combined financial statements

Goodwill is tested annually for impairment and is tested for impairment more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test is performed by comparing the fair value of each reporting unit with its carrying amount, and recognizing an impairment expense for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

As a result of the adverse market and economic conditions attributed to the COVID-19 pandemic, combined with significant volatility in oil and gas prices leading to a potential sustained downturn in the energy industry, we concluded a triggering event occurred during the third quarter of 2020 for our Thermal Management reporting unit requiring an impairment test as of September 30, 2020. In order to perform the goodwill impairment test for the Thermal Management reporting unit, including consideration of market-based inputs such as a market capitalization reconciliation, we determined it was appropriate to measure the fair value of all of our reporting units as of September 30, 2020. There were no significant changes in facts or circumstances that resulted in a change in assumptions between our September 30, 2020 interim impairment assessment date and our October 1, 2020 annual impairment assessment date.

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

As a result of this analysis, in the third quarter of 2020 we recognized a pre-tax, non-cash goodwill impairment expense of $212.3 million related to the Thermal Management reporting unit. Subsequent to the impairment expense recorded in the quarter, the remaining goodwill for the Thermal Management reporting unit was $712.5 million. The impairment resulted in a $21.6 million income tax benefit associated with the proportionate share of tax deductible goodwill. The impairment expense is included in Impairment of goodwill and trade names on the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss). There was no impairment expense recorded in 2019 and 2018 related to goodwill.

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

Due to the adverse market and economic conditions attributed to the COVID-19 pandemic, combined with significant volatility in oil and gas prices leading to a potential sustained downturn in the energy industry discussed above, we determined it was appropriate to measure the fair value of all of our identifiable intangible assets along with our reporting units as of September 30, 2020. There were no significant changes in facts or circumstances that resulted in a change in assumptions between our September 30, 2020 interim impairment assessment date and our October 1, 2020 annual impairment assessment date.

The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the

nVent Electric plc
Notes to consolidated and combined financial statements

future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. The non-recurring fair value measurement is a Level 3 measurement under the fair value hierarchy described below.

In 2020, we recognized a pre-tax, non-cash impairment expense of $8.2 million related to trade names. The impairment expense was recorded in Impairment of goodwill and trade names in our Consolidated and Combined Statements of Operations and Comprehensive Income (Loss). There were no impairment expense recorded in 2019 or 2018 related to identifiable intangible assets.

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

Earnings (loss) per ordinary share
Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding. Diluted earnings (loss) per share are computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding including the dilutive effects of ordinary share equivalents.

Derivative financial instruments
We recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our Consolidated Balance Sheets. If the derivative is designated and is effective as a cash-flow hedge, the effective portion of changes in the fair value of the derivative are recorded in Accumulated other comprehensive income (loss) ("AOCI") as a separate component of equity in the Consolidated Balance Sheets and are recognized in the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

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

nVent Electric plc
Notes to consolidated and combined financial statements

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

Adoption of new accounting standards
On January 1, 2019, we adopted Accounting Standards Update ("ASU") No. 2016-02, “Leases” using the alternative transition method and did not recast comparative periods in transition to the new standard. In addition, we elected the package of practical expedients permitted under the transition guidance, which among other things, allowed us to carry forward the historical lease classification. We also elected to apply the practical expedient to not separate non-lease components from the lease components for all leases. Accordingly, all costs associated with a lease contract are accounted for as lease cost. In addition, we did not elect to apply the hindsight practical expedient. Adoption of the new standard resulted in the recording of additional right-of-use assets and lease liabilities of $44.2 million, as of January 1, 2019. The adoption of the standard did not have a material impact on our Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) or our Consolidated and Combined Statements of Cash Flows. We implemented internal controls and key system functionality to enable the preparation of financial information upon adoption.

Effective January 1, 2020, we adopted ASU 2017-04, "Intangibles-Goodwill and Other (Topic 350)". The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment expense for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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
Notes to consolidated and combined financial statements

2.Revenue

Disaggregation of revenue
We disaggregate our revenue from contracts with customers by geographic location and vertical, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Year ended December 31, 2020
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$618.7	$416.1	$260.2	$1,295.0
Developed Europe (1)	238.2	104.8	128.7	471.7
Developing (2)	82.3	33.3	74.1	189.7
Other Developed (3)	13.7	14.9	13.6	42.2
Total	$952.9	$569.1	$476.6	$1,998.6

	Year ended December 31, 2019
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$715.5	$414.7	$351.9	$1,482.1
Developed Europe (1)	212.5	109.3	136.3	458.1
Developing (2)	92.5	42.0	87.7	222.2
Other Developed (3)	13.3	13.6	14.7	41.6
Total	$1,033.8	$579.6	$590.6	$2,204.0

	Year ended December 31, 2018
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$704.3	$397.8	$351.4	$1,453.5
Developed Europe (1)	202.7	110.8	174.4	487.9
Developing (2)	101.0	47.1	80.9	229.0
Other Developed (3)	11.7	15.0	16.5	43.2
Total	$1,019.7	$570.7	$623.2	$2,213.6
(1) Developed Europe includes Western Europe and Eastern Europe included in European Union.
(2) Developing includes China, Eastern Europe not included in European Union, Latin America, Middle East and Southeast Asia.
(3) Other Developed includes Australia and Japan.
Vertical net sales information was as follows:

	Year ended December 31, 2020
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$582.2	$110.2	$183.3	$875.7
Commercial & Residential	111.1	322.0	172.7	605.8
Energy	85.8	60.3	114.3	260.4
Infrastructure	173.8	76.6	6.3	256.7
Total	$952.9	$569.1	$476.6	$1,998.6

nVent Electric plc
Notes to consolidated and combined financial statements

	Year ended December 31, 2019
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$623.2	$114.7	$240.4	$978.3
Commercial & Residential	113.2	338.1	186.2	637.5
Energy	103.4	55.2	155.5	314.1
Infrastructure	194.0	71.6	8.5	274.1
Total	$1,033.8	$579.6	$590.6	$2,204.0

	Year ended December 31, 2018
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$626.1	$112.7	$263.0	$1,001.8
Commercial & Residential	87.5	329.7	187.7	604.9
Energy	103.4	52.1	166.9	322.4
Infrastructure	202.7	76.2	5.6	284.5
Total	$1,019.7	$570.7	$623.2	$2,213.6
Contract balances
Contract assets and liabilities consisted of the following:

In millions	December 31, 2020	December 31, 2019	$ Change	% Change
Contract assets	$45.6	$69.4	$(23.8)	(34.3%)
Contract liabilities	11.3	13.7	(2.4)	(17.5%)
Net contract assets	$34.3	$55.7	$(21.4)	(38.4%)

In millions	December 31, 2019	December 31, 2018	$ Change	% Change
Contract assets	$69.4	$74.4	$(5.0)	(6.7%)
Contract liabilities	13.7	13.2	0.5	3.8%
Net contract assets	$55.7	$61.2	$(5.5)	(9.0%)
The $21.4 million and the $5.5 million decreases in net contract assets in 2020 and 2019, respectively, were primarily the result of timing of milestone payments. The majority of our contract liabilities at December 31, 2019 and 2018 were recognized in revenue as of December 31, 2020 and December 31, 2019, respectively. There were no material impairment losses recognized on our contract assets for the twelve months ended December 31, 2020 and 2019.
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On December 31, 2020, we had $86.3 million of remaining performance obligations on contracts with original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next twelve to eighteen months.
3.Restructuring
During 2020, 2019 and 2018, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Additionally in 2020, we initiated certain actions in response to the decrease in expected demand attributed to the effects of the COVID-19 pandemic and recent significant volatility in oil and gas prices leading to a potential sustained downturn in the energy industry. Restructuring initiatives during the years ended December 31, 2020, 2019 and 2018 included a reduction in hourly and salaried headcount of approximately 500, 400 and 50 employees, respectively.

nVent Electric plc
Notes to consolidated and combined financial statements

Restructuring related costs included in Selling, general and administrative in the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2020	2019	2018
Severance and related costs	$15.0	$19.6	$7.3
Other	2.7	2.3	0.4
Total restructuring costs	$17.7	$21.9	$7.7
Other restructuring costs primarily consist of asset impairment and various contract termination costs.

Restructuring costs by reportable segment were as follows:

	Years ended December 31
In millions	2020	2019	2018
Enclosures	$8.5	$5.3	$1.3
Electrical & Fastening Solutions	1.0	2.2	1.9
Thermal Management	6.2	6.6	2.8
Other	2.0	7.8	1.7
Consolidated	$17.7	$21.9	$7.7
Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2020	2019
Beginning balance	$9.5	$3.8
Costs incurred	15.0	19.6
Cash payments and other	(17.9)	(13.9)
Ending balance	$6.6	$9.5
4.Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2020	2019	2018
Net income (loss)	$(47.2)	$222.7	$230.8
Weighted average ordinary shares outstanding
Basic	169.6	171.6	178.6
Dilutive impact of stock options, restricted stock units and performance share units	—	1.4	2.2
Diluted	169.6	173.0	180.8
Earnings (loss) per ordinary share
Basic earnings (loss) per ordinary share	$(0.28)	$1.30	$1.29
Diluted earnings (loss) per ordinary share	$(0.28)	$1.29	$1.28
Anti-dilutive stock options excluded from the calculation of diluted earnings (loss) per share	4.2	2.1	1.0
As a result of the Company’s net loss during the year ended December 31, 2020, 0.7 million of outstanding stock options, restricted stock units and performance share units were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

nVent Electric plc
Notes to consolidated and combined financial statements

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

On February 10, 2020, we acquired substantially all of the assets of WBT LLC ("WBT") for $29.9 million in cash. The U.S. based WBT business manufactures high-quality cable tray systems that will be marketed as part of the nVent CADDY product line within our Electrical and Fastening Solutions segment and nVent HOFFMAN product line within our Enclosures segment.

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

nVent Electric plc
Notes to consolidated and combined financial statements

6.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2019	Acquisitions/ divestitures	Impairment	Foreign currency translation/other	December 31, 2020
Enclosures	$315.4	$6.4	$—	$10.3	$332.1
Electrical & Fastening Solutions	1,038.2	13.7	—	—	1,051.9
Thermal Management	925.5	—	(212.3)	1.0	714.2
Total goodwill	$2,279.1	$20.1	$(212.3)	$11.3	$2,098.2

In millions	December 31, 2018	Acquisitions/ divestitures	Impairment	Foreign currency translation/other	December 31, 2019
Enclosures	$272.0	$45.1	$—	$(1.7)	$315.4
Electrical & Fastening Solutions	1,038.2	—	—	—	1,038.2
Thermal Management	924.1	—	—	1.4	925.5
Total goodwill	$2,234.3	$45.1	$—	$(0.3)	$2,279.1
In 2020, we recognized pre-tax, non-cash impairment expense of $212.3 million related to goodwill in the Thermal Management reporting unit. There was no impairment expense recorded in 2019 or 2018 related to goodwill.
Identifiable intangible assets consisted of the following at December 31:

	2020			2019
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,214.5	$(389.6)	$824.9	$1,197.9	$(326.1)	$871.8
Proprietary technologies and patents	16.3	(8.8)	7.5	14.8	(7.4)	7.4
Total definite-life intangibles	1,230.8	(398.4)	832.4	1,212.7	(333.5)	879.2
Indefinite-life intangibles
Trade names	273.1	—	273.1	281.3	—	281.3
Total intangibles	$1,503.9	$(398.4)	$1,105.5	$1,494.0	$(333.5)	$1,160.5
Identifiable intangible asset amortization expense in 2020, 2019 and 2018 was $64.2 million, $61.4 million and $60.9 million, respectively. In 2020, we recognized pre-tax, non-cash impairment expense of $8.2 million related to trade names. There was no impairment expense recorded in 2019 or 2018 related to trade names.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2021	2022	2023	2024	2025
Estimated amortization expense	$63.4	$63.3	$63.1	$62.5	$62.5

nVent Electric plc
Notes to consolidated and combined financial statements

7.Supplemental Balance Sheet Information

	December 31
In millions	2020	2019
Inventories
Raw materials and supplies	$67.3	$67.1
Work-in-process	24.4	25.6
Finished goods	143.5	152.0
Total inventories	$235.2	$244.7
Other current assets
Contract assets	$45.6	$69.4
Prepaid expenses	29.8	32.5
Prepaid income taxes	13.4	9.0
Other current assets	4.1	2.4
Total other current assets	$92.9	$113.3
Property, plant and equipment, net
Land and land improvements	$41.0	$40.6
Buildings and leasehold improvements	185.5	181.6
Machinery and equipment	461.4	440.4
Construction in progress	30.3	16.5
Total property, plant and equipment	718.2	679.1
Accumulated depreciation and amortization	428.8	394.6
Total property, plant and equipment, net	$289.4	$284.5
Other non-current assets
Deferred compensation plan assets	$20.0	$17.3
Lease right-of-use assets	45.6	44.2
Deferred tax assets	29.8	40.9
Other non-current assets	13.2	15.1
Total other non-current assets	$108.6	$117.5
Other current liabilities
Dividends payable	$29.4	$29.7
Accrued rebates	40.5	44.1
Contract liabilities	11.3	13.7
Accrued taxes payable	32.8	24.8
Current lease liabilities	14.2	14.7
Other current liabilities	60.3	58.7
Total other current liabilities	$188.5	$185.7
Other non-current liabilities
Income taxes payable	$31.7	$31.9
Deferred compensation plan liabilities	20.0	17.3
Non-current lease liabilities	35.7	33.7
Other non-current liabilities	22.9	10.6
Total other non-current liabilities	$110.3	$93.5

nVent Electric plc
Notes to consolidated and combined financial statements

8. Accumulated Other Comprehensive Income (Loss)
Components of AOCI consist of the following at December 31:

In millions	2020	2019
Cumulative translation adjustments	$(104.2)	$(100.5)
Change in market value of derivative financial instruments, net of tax	9.0	1.9
Accumulated other comprehensive income (loss)	$(95.2)	$(98.6)
9.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity year	December 31
	December 31, 2020		2020	2019
Revolving credit facility	1.520%	2023	$34.6	$134.6
Senior notes - fixed rate	3.950%	2023	300.0	300.0
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Term loan facility	1.520%	2023	117.5	135.0
Unamortized issuance costs and discounts	N/A	N/A	(4.1)	(5.0)
Total debt			948.0	1,064.6
Less: Current maturities and short-term borrowings			(20.0)	(17.5)
Long-term debt			$928.0	$1,047.1
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
Notes to consolidated and combined financial statements

Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. Total availability under the Revolving Credit Facility was $565.4 million as of December 31, 2020.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of December 31, 2020, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding at December 31, 2020, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

In millions	2021	2022	2023	2024	2025	Thereafter	Total
Contractual debt obligation maturities	$20.0	$20.0	$412.1	$—	$—	$500.0	$952.1
10.Derivatives and Financial Instruments
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

At December 31, 2020 and 2019, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $41.8 million and $34.5 million, respectively. The impact of these contracts on the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) was not material for any period presented.

Cross currency swaps
At December 31, 2020 and 2019, we had outstanding cross currency swap agreements with a combined notional amount of $329.0 million and $303.5 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedge, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. At December 30, 2020 and 2019, we had deferred foreign currency gains of $6.9 million and $1.9 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.

nVent Electric plc
Notes to consolidated and combined financial statements

Interest rate swaps
We are also exposed to interest rate risk fluctuations in connection with the planned issuance of long-term debt. To manage the volatility related to this exposure, we may use forward starting interest rate swaps to fix a portion of the interest cost associated with anticipated future financings. In 2020, we entered into a forward starting interest rate swap to hedge the variability of cash flows attributable to changes in the benchmark swap interest rate (London Inter-Bank Offer Rate) associated with the anticipated refinancing of the 2023 Notes. The interest rate swap contract has a notional amount of $200 million and is expected to mature in 2023. The interest rates swaps are accounted for as cash flow hedges since they hedge the risk of an increase in treasury rates for the forecasted interest payments of an anticipated fixed-rate debt issuance. The impact of this contract on the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) was not material for any period presented.
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
•foreign currency contract and interest rate swap agreements — fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are observable inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance; and
•deferred compensation plan assets (mutual funds, common/collective trusts and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees) — fair value of mutual funds and cash equivalents are based on quoted market prices in active markets that are classified as Level 1 in the valuation hierarchy defined by the accounting guidance; fair value of common/collective trusts are valued at net asset value ("NAV"), which is based on the fair value of the underlying securities owned by the fund divided by the number of shares outstanding.

nVent Electric plc
Notes to consolidated and combined financial statements

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2020		2019
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$152.1	$152.1	$269.6	$269.6
Fixed rate debt	800.0	915.2	800.0	863.5
Total debt	$952.1	$1,067.3	$1,069.6	$1,133.1

Financial assets and liabilities measured at fair value on a recurring basis at December 31 were as follows:

Recurring fair value measurements	2020
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(14.3)	$—	$—	$(14.3)
Foreign currency contract assets	—	0.9	—	—	0.9
Interest rate swap assets	—	2.1	—	—	2.1
Deferred compensation plan assets	15.6	—	—	4.4	20.0
Total recurring fair value measurements	$15.6	$(11.3)	$—	$4.4	$8.7

Recurring fair value measurements	2019
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(3.4)	$—	$—	$(3.4)
Foreign currency contract assets	—	7.6	—	—	7.6
Deferred compensation plan assets	12.8	—	—	4.5	17.3
Total recurring fair value measurements	$12.8	$4.2	$—	$4.5	$21.5

nVent Electric plc
Notes to consolidated and combined financial statements

11. Income Taxes
Income (loss) before income taxes consisted of the following:

	Years ended December 31
In millions	2020	2019	2018
Federal (1)	$(1.7)	$(21.1)	$(20.4)
International (2)	(7.8)	278.5	289.1
Income (loss) before income taxes	$(9.5)	$257.4	$268.7
(1)"Federal" reflects U.K. income (loss) before income taxes.
(2)"International" reflects non-U.K. income (loss) before income taxes.
The provision for income taxes consisted of the following:

	Years ended December 31
In millions	2020	2019	2018
Currently payable
International (1)	51.8	55.6	47.0
Total current taxes	51.8	55.6	47.0
Deferred
Federal (2)	$0.2	$—	$—
International (1)	(14.3)	(20.9)	(9.1)
Total deferred taxes	(14.1)	(20.9)	(9.1)
Total provision for income taxes	$37.7	$34.7	$37.9
(1)"International" represents non-U.K. taxes.
(2)"Federal" represents U.K. taxes.
Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2020	2019	2018
Federal statutory income tax rate (1)	19.0%	19.0%	19.0%
Tax effect of international operations (2)	153.1	(2.2)	(6.1)
Change in valuation allowances	(308.0)	(3.6)	0.9
Withholding taxes	(14.3)	0.4	0.3
Excess tax benefits on stock-based compensation	1.2	(0.1)	—
Tax effect of goodwill impairment	(247.8)	—	—
Effective tax rate (3)	(396.8%)	13.5%	14.1%
(1)The statutory rate for 2020, 2019 and 2018 reflects the U.K. statutory rate of 19.0%.
(2)The tax effect of international operations consists of non-U.K. jurisdictions.
(3)The Company's effective tax rate for the period ended December 31, 2020 is negative due to the loss before income taxes, resulting primarily from the impairment of goodwill, compared to the net tax expense recorded for the period.

nVent Electric plc
Notes to consolidated and combined financial statements

Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2020	2019	2018
Beginning balance	$17.0	$16.8	$24.6
Gross increases for tax positions in prior periods	0.3	0.3	2.3
Gross decreases for tax positions in prior periods	(1.4)	(1.3)	(1.6)
Gross increases based on tax positions related to the current year	1.1	1.8	1.2
Gross decreases related to settlements with taxing authorities	(2.5)	(0.2)	(8.0)
Reductions due to statute expiration	(0.5)	(0.1)	(1.9)
Gross increases (decreases) due to currency fluctuations	0.3	(0.3)	0.2
Gross increases due to acquisitions	2.8	—	—
Ending balance	$17.1	$17.0	$16.8

We record gross unrecognized tax benefits in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Included in the $17.1 million of total gross unrecognized tax benefits as of December 31, 2020 was $15.9 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2020 may decrease by a range of zero to $3.6 million during 2021, primarily as a result of the resolution of non-U.K. examinations and the expiration of various statutes of limitations.

Based on the outcome of tax examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. A number of tax periods from 2009 to present are under audit by tax authorities in various jurisdictions, including Canada, France, Germany and Romania. Certain nVent entities are currently subject to IRS audit in the U.S. for 2018 tax periods prior to the separation. We anticipate that several of these audits may be concluded in the foreseeable future.

We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, in the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss). As of December 31, 2020 and 2019, we have liabilities of $2.3 million and $1.7 million, respectively, for the possible payment of penalties and $3.5 million and $3.0 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.

No additional income taxes have been provided for any undistributed foreign earnings or outside basis difference inherent in subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as "temporary differences." We record the tax effect of these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in future periods) and "deferred tax liabilities" (generally items for which we received a tax deduction but the tax impact has not yet been recorded in the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss)).

Deferred taxes were recorded in the Consolidated Balance Sheets at December 31 as follows:

In millions	2020	2019
Other non-current assets	$29.8	$40.9
Deferred tax liabilities	230.1	237.8
Net deferred tax liabilities	$200.3	$196.9

nVent Electric plc
Notes to consolidated and combined financial statements

The tax effects of the major items recorded as deferred tax assets and liabilities at December 31 were as follows:

In millions	2020	2019
Deferred tax assets
Accrued liabilities and reserves	$8.5	$10.4
Pension and other post-retirement compensation and benefits	41.4	36.9
Employee compensation and benefits	16.1	11.8
Tax loss and credit carryforwards	137.8	138.1
Interest limitation	15.8	20.0
Other assets	10.1	9.0
Total deferred tax assets	229.7	226.2
Valuation allowance	154.5	125.3
Deferred tax assets, net of valuation allowance	75.2	100.9
Deferred tax liabilities
Property, plant and equipment	17.1	17.6
Goodwill and other intangibles	240.2	262.2
Other liabilities	18.2	18.0
Total deferred tax liabilities	275.5	297.8
Net deferred tax liabilities	$200.3	$196.9

Included in tax loss and credit carryforwards in the table above is a deferred tax asset of $3.1 million as of December 31, 2020 related to foreign tax credit carryover from the tax period ended December 31, 2017 and related to transition taxes. The entire amount is subject to a valuation allowance. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2027.

As of December 31, 2020, tax loss carryforwards of $484.6 million were available to offset future income. A valuation allowance of $122.1 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses relate to non-U.S. carryforwards which are subject to varying expiration periods. Non-U.S. carryforwards of $400.0 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2021.

12.Benefit Plans
Pension and other post-retirement plans
We sponsor U.S. and non-U.S. defined-benefit pension and other post-retirement plans. The defined benefit pension plans cover certain non-U.S. employees and retirees, and the pension benefits are based principally on an employee's years of service and/or compensation levels near retirement. In addition, we provide certain post-retirement health care and life insurance benefits. Generally, the post-retirement health care and life insurance plans require contributions from retirees.

nVent Electric plc
Notes to consolidated and combined financial statements

Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2020 and 2019:

	Pension plans		Post-retirement health plan
In millions	2020	2019	2020	2019
Change in benefit obligations
Benefit obligation beginning of year	$210.8	$199.5	$17.3	$16.2
Service cost	6.7	5.9	0.1	0.1
Interest cost	3.5	4.0	0.5	0.6
Plan settlements	(0.2)	(0.5)	—	—
Actuarial loss	11.0	27.3	1.6	1.5
Foreign currency translation	20.6	(4.2)	—	—
Benefits paid	(6.8)	(5.0)	(1.0)	(1.1)
Plan curtailment gain	(4.2)	—	—	—
Plan transfer	—	(16.2)	—	—
Benefit obligation end of year	$241.4	$210.8	$18.5	$17.3
Change in plan assets
Fair value of plan assets beginning of year	$28.7	$41.8	$—	$—
Actual return on plan assets	1.9	3.0	—	—
Company contributions	5.7	5.2	1.1	1.1
Plan settlements	(0.3)	(0.5)	—	—
Foreign currency translation	2.0	0.4	—	—
Benefits paid	(6.8)	(5.0)	(1.1)	(1.1)
Plan transfer	—	(16.2)	—	—
Fair value of plan assets end of year	$31.2	$28.7	$—	$—
Funded status
Fair value of plan assets end of year	$31.2	$28.7	$—	$—
Benefit obligation end of year	241.4	210.8	18.5	17.3
Benefit obligations in excess of the fair value of plan assets	$(210.2)	$(182.1)	$(18.5)	$(17.3)

In the fourth quarter of 2019, we transferred all of our remaining benefit obligations and plan assets attributed to a pension plan in the U.K. to a third-party insurance company purchased through an annuity contract. The transfer of benefit obligations and plan assets are reflected in the Plan transfer lines in the table above.

In the fourth quarter of 2020, we amended a defined benefit pension plan in Germany to close participation to employees hired after October 1, 2020 and employees more than 10 years from retirement age. These employees are eligible to participate in a defined contribution pension plan starting on October 1, 2020. Benefits to be provided to plan participants remaining in the legacy defined benefit plan are not affected. The amendment of the defined benefit pension plan triggered a curtailment, which required a remeasurement of the benefit obligation. The remeasurement resulted in a curtailment gain (decrease in the benefit obligation) of $4.2 million, which is reflected in Other expense in the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss).
Amounts recorded in the Consolidated Balance Sheets at December 31 were as follows:

	Pension plans		Post-retirement health plan
In millions	2020	2019	2020	2019
Other non-current assets	$2.1	$1.7	$—	$—
Current liabilities	(4.3)	(3.7)	(1.2)	(1.2)
Non-current liabilities	(208.0)	(180.1)	(17.3)	(16.1)
Benefit obligations in excess of the fair value of plan assets	$(210.2)	$(182.1)	$(18.5)	$(17.3)

nVent Electric plc
Notes to consolidated and combined financial statements

The accumulated benefit obligation for all defined benefit plans was $234.9 million and $199.5 million at December 31, 2020 and 2019, respectively.

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2020	2019	2020	2019
Projected benefit obligation	$227.7	$198.3	$227.7	$198.3
Fair value of plan assets	15.3	14.6	15.3	14.6
Accumulated benefit obligation	N/A	N/A	221.2	187.1
Components of net periodic benefit expense for our pension plans were as follow for the years ended December 31:

In millions	2020	2019	2018
Service cost	$6.7	$5.9	$5.8
Interest cost	3.5	4.0	4.2
Expected return on plan assets	(1.3)	(1.1)	(1.4)
Net actuarial loss	10.3	25.4	7.5
Plan curtailment gain	(4.2)	—	—
Net periodic benefit expense	$15.0	$34.2	$16.1
Components of net periodic benefit expense for our post-retirement plan for the years ended December 31, 2020, 2019 and 2018, were not material.
Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension plans			Post-retirement health plan
Percentages	2020	2019	2018	2020	2019	2018
Discount rate	1.26%	1.54%	2.25%	2.17%	3.08%	4.10%
Rate of compensation increase	2.96%	2.97%	2.97%	—%	—%	—%

Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31 were as follows:

	Pension plans			Post-retirement health plan
Percentages	2020	2019	2018	2020	2019	2018
Discount rate	1.54%	2.25%	2.25%	3.08%	4.10%	3.40%
Expected long-term return on plan assets	3.91%	4.15%	3.45%	—%	—%	—%
Rate of compensation increase	2.97%	2.97%	2.98%	—%	—%	—%
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
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rates on our pension plans ranged from 0.00% to 2.75%, 0.25% to 3.25% and 0.50% to 4.25% in 2020, 2019 and 2018, respectively. The discount rates are determined by matching high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual

nVent Electric plc
Notes to consolidated and combined financial statements

measurement date for each of the various plans. There are no known or anticipated changes in our discount rate assumptions that will materially impact our pension expense in 2021.
Expected rates of return
The expected rates of return on our pension plan assets ranged from 1.00% to 5.00%, 1.00% to 5.25% and 1.00% to 5.50% in 2020, 2019 and 2018, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
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
Asset allocation
The majority of our pension plan assets are invested in fixed income and equity securities which is consistent with our investment policy goals. Actual investments for our pension plans as of December 31 were as follows:

	Actual
Percentages	2020	2019
Equity securities	43%	43%
Fixed income	41%	42%
Alternative investments	12%	11%
Cash equivalents	4%	4%

Fair value measurement
The fair values of our pension plan assets as of December 31 were as follows:

In millions	2020	2019
Cash equivalents	$1.3	$1.2
Fixed income:
Corporate and non U.S. government	12.7	11.9
Other investments (alternative investments)	3.8	3.1
Total investments at fair value	$17.8	$16.2
Investments measured at net asset value (equity securities)	13.4	12.5
Total	$31.2	$28.7

Valuation methodologies used for investments measured at fair value, each of which is classified as Level 2 in the fair value hierarchy, were as follows:
•cash equivalents — Cash equivalents consist of investments in commingled funds valued based on observable market data.
•fixed income — Investments in corporate bonds, government securities, mortgages and asset backed securities were valued based upon quoted market prices for similar securities and other observable market data. Investments in commingled funds were generally valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service.
•other investments — Other investments include investments in commingled funds with diversified investment strategies. Investments in commingled funds were valued at the net asset value of units held at the end of the period based upon the value of the underlying investments as determined by quoted market prices or by a pricing service.

nVent Electric plc
Notes to consolidated and combined financial statements

Cash flows
Contributions
Pension and post-retirement plan contributions totaled $6.8 million and $5.8 million in 2020 and 2019, respectively. The 2021 expected contributions will equal or exceed our minimum funding requirements of $7.8 million.
Estimated future benefit payments
The following benefit payments, which reflect expected future service or payout from termination, as appropriate, are expected to be paid by the plans for the years ended December 31 as follows:

In millions	Pension plans	Post-retirement health plan
2021	$5.5	$1.2
2022	6.0	1.2
2023	5.7	1.2
2024	7.7	1.2
2025	6.5	1.1
Thereafter	42.9	5.1
Savings plan
Effective January 1, 2019, nVent established and is the plan sponsor of a 401(k) retirement plan (nVent Management Company Retirement Savings and Incentive Plan or "401(k) plan") and employee share ownership plan (nVent Electric plc Employee Stock Purchase and Bonus Plan). The 401(k) plan covers certain union and all non-union U.S. employees who met certain age requirements. Under the 401(k) plan, eligible U.S. employees could voluntarily contribute a percentage of their eligible compensation and we match contributions made by employees who met certain eligibility and service requirements. The eligibility criteria and benefits provided by the plans sponsored by nVent are consistent with the provisions of the plans sponsored by the former Parent. During 2019 and the first half of 2020, the matching contribution was 100% of eligible employee contributions for the first 5% of eligible contributions contributed as pre-tax contribution. In response to the adverse effects of the COVID-19 pandemic, effective July 1, 2020, the employer matching contributions were reduced to 50% of the first 5% of eligible compensation contributed as pre-tax contribution. Expense for the 401(k) plan was $8.8 million and $10.9 million in 2020 and 2019, respectively.

During 2018, certain U.S. nVent employees were eligible to participate in a 401(k) plan with an employee share ownership ("ESOP") bonus component, sponsored by the former Parent. During 2018, the matching contribution was 100% of eligible employee contributions for the first 5% of eligible contributions contributed as pre-tax contribution. Expense was $10.5 million in 2018.
13.Shareholders' Equity
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

During the year ended December 31, 2020, we repurchased 2.3 million of our ordinary shares for $43.2 million under the 2018 Authorization. During the year ended December 31, 2019, we repurchased 9.0 million of our ordinary shares for $232.7 million under the 2018 Authorization.

As of December 31, 2020, we had $545.1 million available for repurchases under the 2018 and 2019 Authorizations, which totaled $880.0 million.

nVent Electric plc
Notes to consolidated and combined financial statements

Dividends
Dividends paid per ordinary share were $0.70 for both the years ended December 31, 2020 and 2019.

On December 14, 2020, the Board of Directors declared a quarterly cash dividend of $0.175 that was paid on February 5, 2021 to shareholders of record at the close of business on January 22, 2021. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $29.4 million and $29.7 million at December 31, 2020 and 2019, respectively.

On February 22, 2021, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May 7, 2021 to shareholders of record at the close of business on April 23, 2021.
14.Segment Information
We classify our operations into the following business segments based primarily on types of products offered and markets served:
•Enclosures - The Enclosures segment provides innovative solutions to connect and protect critical control systems, electronics, data and electrical equipment. From metallic and non-metallic enclosures to cabinets, subracks and backplanes, it offers the physical infrastructure to host, connect and protect server and network equipment, as well as indoor and outdoor protection for test and measurement, aerospace and defense applications in industrial, infrastructure, energy and commercial verticals.

•Electrical & Fastening Solutions - The Electrical & Fastening Solutions segment provides solutions that connect and protect electrical and mechanical systems and civil structures. Its engineered electrical and fastening products are innovative cost efficient and time saving connections that are used across a wide range of verticals, including commercial, industrial, infrastructure and energy.

•Thermal Management - The Thermal Management segment provides electric thermal solutions that connect and protect critical buildings, infrastructure, industrial processes and people. Its thermal management systems include heat tracing, floor heating, fire-rated and specialty wiring, sensing and snow melting and de-icing solutions for use in industrial, commercial & residential, energy and infrastructure verticals. It's highly reliable and easy to install solutions lower total cost of ownership to building owners, facility managers, operators and end users.

•Other — Other is primarily composed of unallocated corporate expenses, our captive insurance subsidiary and intermediate finance companies.
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

nVent Electric plc
Notes to consolidated and combined financial statements

Financial information by reportable segment is included in the following summary:

	Net sales			Segment income (loss)
In millions	2020	2019	2018	2020	2019	2018
Enclosures	$952.9	$1,033.8	$1,019.7	$148.5	$181.3	$174.8
Electrical & Fastening Solutions	569.1	579.6	570.7	150.2	149.7	144.5
Thermal Management	476.6	590.6	623.2	93.9	145.3	154.2
Other	—	—	—	(45.0)	(52.0)	(49.1)
Consolidated	$1,998.6	$2,204.0	$2,213.6	$347.6	$424.3	$424.4
No customer accounted for more than 10% of net sales in 2020, 2019 or 2018.

	Identifiable assets			Depreciation
In millions	2020	2019	2018	2020	2019	2018
Enclosures	$785.9	$787.0	$665.9	$18.4	$16.1	$15.9
Electrical & Fastening Solutions	2,111.8	2,129.3	2,157.7	10.2	9.1	10.1
Thermal Management	1,271.3	1,543.7	1,557.1	7.0	7.9	8.6
Other	197.1	180.3	172.0	2.8	2.3	1.6
Consolidated	$4,366.1	$4,640.3	$4,552.7	$38.4	$35.4	$36.2

	Capital expenditures
In millions	2020	2019	2018
Enclosures	$17.7	$15.3	$13.3
Electrical & Fastening Solutions	10.7	13.3	7.9
Thermal Management	6.2	6.8	5.1
Other	5.4	3.4	13.2
Consolidated	$40.0	$38.8	$39.5
The following table presents a reconciliation of consolidated and combined segment income to consolidated and combined income (loss) before income taxes for the years ended December 31:

In millions	2020	2019	2018
Segment income	$347.6	$424.3	$424.4
Impairment of goodwill	(212.3)	—	—
Impairment of trade names	(8.2)	—	—
Restructuring and other	(22.0)	(24.2)	(7.7)
Intangible amortization	(64.2)	(61.4)	(60.9)
Pension and other post-retirement mark-to-market (loss) gain	(8.7)	(27.3)	(7.0)
Acquisition transaction and integration costs	(2.5)	(2.4)	—
Inventory step-up amortization	—	(3.2)	—
Separation costs	—	—	(45.0)
Interest expense, net	(36.4)	(44.7)	(31.2)
Other expense	(2.8)	(3.7)	(3.9)
Income (loss) before income taxes	$(9.5)	$257.4	$268.7

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
During the years ended December 31, 2020, 2019 and 2018, rent expense was $20.3 million, $19.8 million and $15.8 million, respectively, primarily related to operating lease costs. Costs associated with short-term leases, variable rent and subleases were immaterial.
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

	December 31, 2020	December 31, 2019
Weighted average remaining lease term
Operating leases	5 years	5 years
Weighted average discount rate
Operating leases	3.5%	4.0%
Future lease payments under non-cancelable operating leases as of December 31, 2020 were as follows:

In millions
2021	$16.9
2022	12.0
2023	7.9
2024	5.9
2025	4.6
Thereafter	10.0
Total lease payments	$57.3
Less imputed interest	(7.4)
Total reported lease liability	$49.9
As of December 31, 2020, we have approximately $23 million in future undiscounted cash flows related to a lease of a manufacturing facility and warehouse that has not yet commenced for which we are involved in the design and construction of the assets. The lease has a term of 10 years and is expected to commence in the first half of 2021.
Future lease payments under non-cancelable operating leases as of December 31, 2019 were as follows:

In millions
2020	$16.7
2021	11.4
2022	7.5
2023	4.4
2024	3.5
Thereafter	10.9
Total lease payments	$54.4
Less imputed interest	(6.0)
Total reported lease liability	$48.4

nVent Electric plc
Notes to consolidated and combined financial statements

Supplemental cash flow information related to operating leases was as follows:

	Year ended December 31
In millions	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$17.4	$18.0
Lease right-of-use assets obtained in exchange for new lease liabilities	16.2	15.5
Supplemental balance sheet information related to operating leases as of December 31 was as follows:

In millions	Classification	2020	2019
Assets
Lease right-of-use assets	Other non-current assets	$45.6	$44.2
Liabilities
Current lease liabilities	Other current liabilities	$14.2	$14.7
Non-current lease liabilities	Other non-current liabilities	35.7	33.7
Total lease liabilities		$49.9	$48.4
16.Commitments and Contingencies
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of December 31, 2020 and 2019 was not material.

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
As of December 31, 2020 and 2019, the outstanding value of bonds, letters of credit and bank guarantees totaled $43.8 million and $70.0 million, respectively.
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

nVent Electric plc
Notes to consolidated and combined financial statements

17. Selected Quarterly Data (Unaudited)
The following tables present 2020 and 2019 quarterly financial information:

	2020
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$520.9	$447.2	$509.3	$521.2	$1,998.6
Gross profit	195.3	160.3	196.8	197.0	749.4
Operating income (loss)	60.3	45.3	(141.6)	74.4	38.4
Net income (loss)	18.6	25.8	(138.7)	47.1	(47.2)
Earnings (loss) per ordinary share (1)
Basic	$0.11	$0.15	$(0.82)	$0.28	$(0.28)
Diluted	$0.11	$0.15	$(0.82)	$0.28	$(0.28)

	2019
In millions, except per-share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Net sales	$538.0	$539.5	$559.8	$566.7	$2,204.0
Gross profit	209.9	212.2	224.1	219.6	865.8
Operating income	77.5	87.0	86.1	82.5	333.1
Net income	56.4	60.9	59.9	45.5	222.7
Earnings per ordinary share (1)
Basic	$0.32	$0.36	$0.35	$0.27	$1.30
Diluted	$0.32	$0.35	$0.35	$0.27	$1.29
(1) Amounts may not total to annual earnings because each quarter and year are calculated separately based on basic and diluted weighted-average ordinary shares outstanding during that period.
Third quarter 2020 includes a $220.5 million decrease in net income related to impairment of goodwill and trade names. 2020 results were impacted by the COVID-19 pandemic.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2020, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2020 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.   OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2021 annual general meeting of shareholders under the captions "Proposal 1 Re-elect Director Nominees" and "Corporate Governance Matters," and is incorporated herein by reference.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2021 annual general meeting of shareholders under the captions "Corporate Governance Matters - Director Compensation," "Compensation Committee Report," "Compensation Discussion and Analysis," and "Executive Compensation Tables" and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2021 annual general meeting of shareholders under the caption "Security Ownership" and is incorporated herein by reference.
The following table summarizes, as of December 31, 2020, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2018 Omnibus Incentive Plan	3,699,907	(1)	$27.62	(2)	12,973,703	(3)
Total	3,699,907		$27.62		12,973,703
(1)Consists of 2,535,564 shares subject to stock options, 566,481 shares subject to restricted stock units and 597,862 shares subject to performance share awards.
(2)Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units or performance share units.
(3)Represents securities remaining available for issuance under the 2018 Omnibus Incentive Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2021 annual general meeting of shareholders under the captions "Proposal 1 Re-elect Director Nominees - Director Independence" and "Corporate Governance Matters - The Board's Role and Responsibilities - Policies and Procedures Regarding Related Person Transactions" and is incorporated herein by reference.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2021 annual general meeting of shareholders under the caption "Proposal 4 Ratify, by Non-Binding Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditor of nVent Electric plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditor's Remuneration" and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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
4.6
Amendment No. 1, dated as of December 20, 2019, to Credit Agreement, dated as of March 23, 2018, among nVent Electric plc, nVent Finance S.à r.l., Hoffman Schroff Holdings, Inc. (formerly known as Pentair Technical Products Holdings, Inc) and the lenders and agents party thereto. (incorporated by reference to Exhibit 4.6 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 25, 2020 (File No. 001-38265)).

4.7	Description of Securities (incorporated by reference to Exhibit 4.7 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 25, 2020 (File No. 001-38265)).

10.1	nVent Electric plc 2018 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A of nVent Electric plc filed with the Commission on March 31, 2020 (File No. 001-38265)).*

10.2	Form of Executive Officer Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.3	Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.4	Form of Executive Officer Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.5	Description of nVent Electric plc Management Incentive Plan (incorporated by reference to Exhibit 10.5 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 31, 2020 (File No. 001-38265)).*

10.6	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.6 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.7	Form of Key Executive Employment and Severance Agreement for Beth A. Wozniak, Michael B. Faulconer, Lynnette R. Heath, Jon D. Lammers, Elizabeth C. Noonan, Aravind Padmanabhan, Joseph A. Ruzynski, Randolph A. Wacker, and Sara E. Zawoyski (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.8	nVent Electric plc Employee Stock Purchase and Bonus Plan, as amended and restated January 1, 2021.*

10.9	nVent Management Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.10	nVent Electric plc Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.11	nVent Management Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.12	Flow Control Supplemental Savings and Retirement Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.13	Form of Deed of Indemnification for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.14	Form of Indemnification Agreement for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

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

10.17
Description of Amendment to the nVent Management Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 31, 2020 (File No. 001-38265)).*

10.18	nVent Electric plc Non-Employee Director Compensation Policy (incorporated by reference to Exhibit 10.17 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 19, 2019 (File No. 001-38265)).*

10.19
nVent Management Company Severance Plan for Executives effective March 1, 2019, as amended effective December 9, 2019 (incorporated by reference to Exhibit 10.19 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 25, 2020 (File No. 001-38265)).*

21	List of nVent Electric plc subsidiaries.

22
Guarantors and Subsidiary Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on April 29, 2020 (File No. 001-38265)).

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from nVent Electric plc's Annual Report on Form 10-K for the year ended December 31, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated and Combined Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020, 2019 and 2018, (ii) the Consolidated Balance Sheets as of December 31, 2020 and 2019, (iii) the Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018, (iv) the Consolidated and Combined Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018 and (v) the Notes to the Consolidated and Combined Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.
ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2021.

NVENT ELECTRIC PLC

By	/s/ Sara E. Zawoyski
Sara E. Zawoyski
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 23, 2021.

Signature	Title
/s/ Beth A. Wozniak	Chief Executive Officer and Director
Beth A. Wozniak

/s/ Sara E. Zawoyski	Executive Vice President and Chief Financial Officer
Sara E. Zawoyski

/s/ Randolph A. Wacker	Senior Vice President, Chief Accounting Officer and Treasurer
Randolph A. Wacker

*	Director
Jerry W. Burris

*	Director
Susan M. Cameron

*	Director
Michael L. Ducker

*	Director
Randall J. Hogan

*	Director
Ronald L. Merriman

*	Director
Nicola Palmer

*	Director
Herbert K. Parker

*	Director
Jacqueline Wright

*By	/s/ Jon D. Lammers
Jon D. Lammers
Attorney-in-fact