Form 10-Q
period 2021-06-30
nVent Electric plc
filed 2021-08-03
CIK 1720635

`

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2021, 168,107,127 shares of Registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$601.3	$447.2	$1,150.2	$968.1
Cost of goods sold	366.1	286.9	706.0	612.5
Gross profit	235.2	160.3	444.2	355.6
Selling, general and administrative	135.2	104.3	252.4	227.4
Research and development	11.7	10.7	23.1	22.6
Operating income	88.3	45.3	168.7	105.6
Net interest expense	8.1	9.4	16.2	19.3
Other expense	0.6	0.7	1.2	1.5
Income before income taxes	79.6	35.2	151.3	84.8
Provision for income taxes	13.4	9.4	19.7	40.4
Net income	$66.2	$25.8	$131.6	$44.4
Comprehensive income, net of tax
Net income	$66.2	$25.8	$131.6	$44.4
Changes in cumulative translation adjustment	3.8	6.6	6.8	(16.9)
Changes in market value of derivative financial instruments, net of tax	(10.3)	(4.8)	9.0	12.2
Comprehensive income	$59.7	$27.6	$147.4	$39.7
Earnings per ordinary share
Basic	$0.39	$0.15	$0.78	$0.26
Diluted	$0.39	$0.15	$0.78	$0.26
Weighted average ordinary shares outstanding
Basic	167.9	169.9	167.8	169.9
Diluted	169.6	170.4	169.2	170.7
Cash dividends paid per ordinary share	$0.175	$0.175	$0.35	$0.35
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2021	December 31, 2020
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$101.8	$122.5
Accounts and notes receivable, net of allowances of $5.8 and $6.2, respectively	409.3	313.8
Inventories	275.4	235.2
Other current assets	116.0	92.9
Total current assets	902.5	764.4
Property, plant and equipment, net	291.6	289.4
Other assets
Goodwill	2,193.3	2,098.2
Intangibles, net	1,179.0	1,105.5
Other non-current assets	143.4	108.6
Total other assets	3,515.7	3,312.3
Total assets	$4,709.8	$4,366.1
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$20.0	$20.0
Accounts payable	219.1	171.1
Employee compensation and benefits	95.3	70.4
Other current liabilities	201.4	188.5
Total current liabilities	535.8	450.0
Other liabilities
Long-term debt	1,083.9	928.0
Pension and other post-retirement compensation and benefits	231.8	237.9
Deferred tax liabilities	231.3	230.1
Other non-current liabilities	134.2	110.3
Total liabilities	2,217.0	1,956.3
Equity
Ordinary shares $0.01 par value, 400.0 authorized, 168.1 and 168.2 issued at June 30, 2021 and December 31, 2020, respectively	1.7	1.7
Additional paid-in capital	2,478.2	2,482.6
Retained earnings	92.3	20.7
Accumulated other comprehensive loss	(79.4)	(95.2)
Total equity	2,492.8	2,409.8
Total liabilities and equity	$4,709.8	$4,366.1
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 30, 2021	June 30, 2020
Operating activities
Net income	$131.6	$44.4
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	20.0	19.0
Amortization	31.9	32.0
Deferred income taxes	(0.9)	26.2
Share-based compensation	6.2	6.1
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(69.2)	31.9
Inventories	(20.5)	(2.9)
Other current assets	(21.2)	10.0
Accounts payable	33.1	(49.3)
Employee compensation and benefits	23.5	(9.4)
Other current liabilities	6.7	(16.5)
Other non-current assets and liabilities	2.1	(1.0)
Net cash provided by (used for) operating activities	143.3	90.5
Investing activities
Capital expenditures	(17.9)	(17.2)
Proceeds from sale of property and equipment	0.1	1.4
Acquisitions, net of cash acquired	(232.6)	(27.0)
Net cash provided by (used for) investing activities	(250.4)	(42.8)
Financing activities
Net receipts of revolving long-term debt	165.4	150.0
Repayments of long-term debt	(10.0)	(7.5)
Dividends paid	(58.8)	(59.5)
Shares issued to employees, net of shares withheld	9.5	2.7
Repurchases of ordinary shares	(20.0)	(3.2)
Net cash provided by (used for) financing activities	86.1	82.5
Effect of exchange rate changes on cash and cash equivalents	0.3	(1.6)
Change in cash and cash equivalents	(20.7)	128.6
Cash and cash equivalents, beginning of period	122.5	106.4
Cash and cash equivalents, end of period	$101.8	$235.0
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2020	168.2	$1.7	$2,482.6	$20.7	$(95.2)	$2,409.8
Net income	—	—	—	65.4	—	65.4
Other comprehensive income (loss), net of tax	—	—	—	—	22.3	22.3
Dividends declared	—	—	—	(29.4)	—	(29.4)
Share repurchases	(0.9)	—	(20.0)	—	—	(20.0)
Exercise of options, net of shares tendered for payment	0.2	—	4.1	—	—	4.1
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(2.0)	—	—	(2.0)
Share-based compensation	—	—	(0.2)	—	—	(0.2)
Balance - March 31, 2021	167.7	$1.7	$2,464.5	$56.7	$(72.9)	$2,450.0
Net income	—	—	—	66.2	—	66.2
Other comprehensive income (loss), net of tax	—	—	—	—	(6.5)	(6.5)
Dividends declared	—	—	—	(30.6)	—	(30.6)
Exercise of options, net of shares tendered for payment	0.4	—	7.5	—	—	7.5
Shares surrendered by employees to pay taxes	—	—	(0.2)	—	—	(0.2)
Share-based compensation	—	—	6.4	—	—	6.4
Balance - June 30, 2021	168.1	$1.7	$2,478.2	$92.3	$(79.4)	$2,492.8

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2019	169.5	$1.7	$2,502.7	$186.7	$(98.6)	$2,592.5
Net income	—	—	—	18.6	—	18.6
Other comprehensive income (loss), net of tax	—	—	—	—	(6.5)	(6.5)
Dividends declared	—	—	—	(29.8)	—	(29.8)
Share repurchases	(0.2)	—	(3.2)	—	—	(3.2)
Exercise of options, net of shares tendered for payment	0.3	—	6.4	—	—	6.4
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(3.3)	—	—	(3.3)
Share-based compensation	—	—	1.9	—	—	1.9
Balance - March 31, 2020	169.8	$1.7	$2,504.5	$175.5	$(105.1)	$2,576.6
Net income	—	—	—	25.8	—	25.8
Other comprehensive income (loss), net of tax	—	—	—	—	1.8	1.8
Dividends declared	—	—	—	(29.8)	—	(29.8)
Exercise of options, net of shares tendered for payment	—	—	0.2	—	—	0.2
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.6)	—	—	(0.6)
Share-based compensation	—	—	4.2	—	—	4.2
Balance - June 30, 2020	169.9	$1.7	$2,508.3	$171.5	$(103.3)	$2,578.2
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
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended June 30, 2021
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$193.0	$117.4	$68.3	$378.7
Developed Europe (1)	78.3	35.0	28.4	141.7
Developing (2)	25.2	12.4	30.3	67.9
Other Developed (3)	3.9	4.4	4.7	13.0
Total	$300.4	$169.2	$131.7	$601.3

	Six months ended June 30, 2021
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$368.7	$221.3	$132.1	$722.1
Developed Europe (1)	151.7	65.8	58.9	276.4
Developing (2)	49.6	21.4	57.3	128.3
Other Developed (3)	7.4	8.6	7.4	23.4
Total	$577.4	$317.1	$255.7	$1,150.2

	Three months ended June 30, 2020
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$140.8	$100.6	$51.2	$292.6
Developed Europe (1)	55.5	21.4	24.0	100.9
Developing (2)	19.6	6.3	16.4	42.3
Other Developed (3)	3.4	3.8	4.2	11.4
Total	$219.3	$132.1	$95.8	$447.2

	Six months ended June 30, 2020
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$314.9	$203.1	$121.8	$639.8
Developed Europe (1)	117.4	48.6	53.6	219.6
Developing (2)	39.0	15.0	33.3	87.3
Other Developed (3)	6.5	7.3	7.6	21.4
Total	$477.8	$274.0	$216.3	$968.1

(1) Developed Europe includes Western Europe and Eastern Europe included in European Union.
(2) Developing includes China, Eastern Europe not included in European Union, Latin America, Middle East and Southeast Asia.
(3) Other Developed includes Australia and Japan.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

Vertical net sales information was as follows:

	Three months ended June 30, 2021
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$187.6	$28.6	$53.9	$270.1
Commercial & Residential	37.5	82.8	43.7	164.0
Infrastructure	53.0	53.0	5.7	111.7
Energy	22.3	4.8	28.4	55.5
Total	$300.4	$169.2	$131.7	$601.3

	Six months ended June 30, 2021
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$359.7	$53.0	$104.5	$517.2
Commercial & Residential	66.1	158.7	88.0	312.8
Infrastructure	108.6	96.6	9.5	214.7
Energy	43.0	8.8	53.7	105.5
Total	$577.4	$317.1	$255.7	$1,150.2

	Three months ended June 30, 2020
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$133.7	$21.5	$35.6	$190.8
Commercial & Residential	23.7	63.6	32.8	120.1
Infrastructure	46.5	42.9	4.8	94.2
Energy	15.4	4.1	22.6	42.1
Total	$219.3	$132.1	$95.8	$447.2

	Six months ended June 30, 2020
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$290.2	$42.5	$82.2	$414.9
Commercial & Residential	55.4	136.7	72.5	264.6
Infrastructure	93.6	86.3	8.8	188.7
Energy	38.6	8.5	52.8	99.9
Total	$477.8	$274.0	$216.3	$968.1

In the first quarter of 2021, we determined that revenue in our power utilities, datacom and renewables sub-verticals was better aligned with the infrastructure vertical based on benchmarking of industry peers and for purposes of how we assess performance, rather than the industrial, commercial & residential and energy verticals, where it was previously reported. For comparability, we have the reclassified revenue for the three and six months ended June 30, 2020 to conform to the new presentation. This reclassification of revenue by vertical had no impact on our consolidated financial results.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

Contract balances
Contract assets and liabilities consisted of the following:

In millions	June 30, 2021	December 31, 2020	$ Change	% Change
Contract assets	$47.6	$45.6	$2.0	4.4%
Contract liabilities	14.4	11.3	3.1	27.4%
Net contract assets	$33.2	$34.3	$(1.1)	(3.2%)
The $1.1 million decrease in net contract assets from December 31, 2020 to June 30, 2021 was primarily the result of timing of milestone payments. The majority of our contract liabilities at December 31, 2020 were recognized in revenue during the six months ended June 30, 2021. There were no material impairment losses recognized on our contract assets for the three and six months ended June 30, 2021 and 2020.
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On June 30, 2021, we had $47.9 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

3.Restructuring
During the six months ended June 30, 2021 and the year ended December 31, 2020, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
Restructuring related costs included in Selling, general and administrative expense in the Condensed Consolidated Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended		Six months ended
In millions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Severance and related costs	$2.5	$2.7	$2.7	$6.2
Other	1.8	0.3	2.4	1.1
Total restructuring costs	$4.3	$3.0	$5.1	$7.3
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended		Six months ended
In millions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Enclosures	$2.2	$1.1	$3.2	$4.2
Electrical & Fastening Solutions	0.4	0.1	0.6	0.1
Thermal Management	1.1	1.5	1.3	2.6
Other	0.6	0.3	—	0.4
Total	$4.3	$3.0	$5.1	$7.3

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows:

	Six months ended
In millions	June 30, 2021	June 30, 2020
Beginning balance	$6.6	$9.5
Costs incurred	2.7	6.2
Cash payments and other	(5.4)	(6.7)
Ending balance	$3.9	$9.0

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per-share data	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$66.2	$25.8	$131.6	$44.4
Weighted average ordinary shares outstanding
Basic	167.9	169.9	167.8	169.9
Dilutive impact of stock options, restricted stock units and performance share units	1.7	0.5	1.4	0.8
Diluted	169.6	170.4	169.2	170.7
Earnings per ordinary share
Basic earnings per ordinary share	$0.39	$0.15	$0.78	$0.26
Diluted earnings per ordinary share	$0.39	$0.15	$0.78	$0.26
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.8	4.5	1.0	3.4
5.Acquisitions
On February 10, 2020, we acquired substantially all of the assets of WBT LLC ("WBT") for $29.9 million in cash. The U.S. based WBT business manufactures high-quality cable tray systems and operates within our Electrical & Fastening Solutions segment.

The excess purchase price over tangible net assets and identified intangible assets acquired was allocated to goodwill in the amount of $13.8 million, substantially all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $11.3 million of definite-lived customer relationships with an estimated useful life of 12 years.

On April 1, 2021, we acquired substantially all of the assets of Vynckier Enclosure Systems, Inc. ("Vynckier") for approximately $27.0 million in cash, subject to purchase price adjustments and holdback arrangements. Vynckier is a U.S. based manufacturer of high-quality non-metallic enclosures that we will market as part of the nVent HOFFMAN product line within our Enclosures segment.

The excess purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $12.4 million, substantially all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $6.1 million of definite-lived customer relationships with an estimated useful life of 11 years. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation.

On June 30, 2021, we acquired CIS Global LLC ("CIS Global") for approximately $203.0 million in cash, subject to purchase price adjustments. The CIS Global business is a leading provider of intelligent rack power distribution and server slides products, and will operate within our Enclosures segment. The purchase price was funded primarily through borrowings under our Revolving Credit Facility (as defined in Note 9).

The excess purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $84.1 million, of which $32.5 million is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $74.5 million of definite-lived customer relationships with an estimated useful life of 16 years and $24.5 million of developed technology with an estimated useful life of 9 years to 12 years. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation.

The pro forma impact of these acquisitions is not material individually or in the aggregate.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

6.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2020	Acquisitions/ divestitures	Foreign currency translation/other	June 30, 2021
Enclosures	$332.1	96.5	(3.2)	$425.4
Electrical & Fastening Solutions	1,051.9	0.1	—	1,052.0
Thermal Management	714.2	—	1.7	715.9
Total goodwill	$2,098.2	$96.6	$(1.5)	$2,193.3

Identifiable intangible assets consisted of the following:

	June 30, 2021			December 31, 2020
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	1,295.9	(421.3)	$874.6	$1,214.5	$(389.6)	$824.9
Proprietary technology and patents	40.8	(9.5)	31.3	16.3	(8.8)	7.5
Total definite-life intangibles	1,336.7	(430.8)	905.9	1,230.8	(398.4)	832.4
Indefinite-life intangibles
Trade names	273.1	—	273.1	273.1	—	273.1
Total intangibles	$1,609.8	$(430.8)	$1,179.0	$1,503.9	$(398.4)	$1,105.5

Identifiable intangible asset amortization expense was $16.0 million for both the three months ended June 30, 2021 and 2020, and $31.9 million and $32.0 million for the six months ended June 30, 2021 and 2020, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2021 and the next five years is as follows:

	Q3-Q4
In millions	2021	2022	2023	2024	2025	2026
Estimated amortization expense	$35.6	$71.1	$70.9	$70.3	$70.3	$70.3

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

7.Supplemental Balance Sheet Information

In millions	June 30, 2021	December 31, 2020
Inventories
Raw materials and supplies	$84.2	$67.3
Work-in-process	30.2	24.4
Finished goods	161.0	143.5
Total inventories	$275.4	$235.2
Other current assets
Contract assets	$47.6	$45.6
Prepaid expenses	47.1	29.8
Prepaid income taxes	18.6	13.4
Other current assets	2.7	4.1
Total other current assets	$116.0	$92.9
Property, plant and equipment, net
Land and land improvements	$40.6	$41.0
Buildings and leasehold improvements	185.0	185.5
Machinery and equipment	479.8	461.4
Construction in progress	29.9	30.3
Total property, plant and equipment	735.3	718.2
Accumulated depreciation and amortization	443.7	428.8
Total property, plant and equipment, net	$291.6	$289.4
Other non-current assets
Deferred compensation plan assets	$20.4	$20.0
Lease right-of-use assets	78.4	45.6
Deferred tax assets	19.8	29.8
Other non-current assets	24.8	13.2
Total other non-current assets	$143.4	$108.6
Other current liabilities
Dividends payable	$30.4	$29.4
Accrued rebates	55.3	40.5
Contract liabilities	14.4	11.3
Accrued taxes payable	22.1	32.8
Current lease liabilities	18.0	14.2
Other current liabilities	61.2	60.3
Total other current liabilities	$201.4	$188.5
Other non-current liabilities
Income taxes payable	$30.3	$31.7
Deferred compensation plan liabilities	20.4	20.0
Non-current lease liabilities	64.7	35.7
Other non-current liabilities	18.8	22.9
Total other non-current liabilities	$134.2	$110.3

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

At June 30, 2021 and December 31, 2020, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $103.6 million and $41.8 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Income and Comprehensive Income was not material for any period presented.

Cross currency swaps
At June 30, 2021 and December 31, 2020, we had outstanding cross currency swap agreements with a combined notional amount of $387.9 million and $329.0 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. At June 30, 2021 and December 31, 2020, we had deferred foreign currency gains of $7.2 million and $6.9 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.

Interest rate swaps
We are also exposed to interest rate risk fluctuations in connection with the planned issuance of long-term debt. To manage the volatility related to this exposure, we may use forward starting interest rate swaps to fix a portion of the interest cost associated with anticipated future financings. In 2020, we entered into a forward starting interest rate swap to hedge the variability of cash flows attributable to changes in the benchmark swap interest rate (London Inter-Bank Offer Rate) associated with the anticipated refinancing of the 2023 Notes (as defined below). The interest rate swap contract has a notional amount of $200.0 million and is expected to mature in 2023. The interest rates swaps are accounted for as cash flow hedges since they hedge the risk of an increase in treasury rates for the forecasted interest payments of an anticipated fixed-rate debt issuance. At June 30, 2021 and December 31, 2020, we had deferred gains of $10.8 million and $2.1 million, respectively, in Accumulated other comprehensive loss associated with our interest rate swap activity.

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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	June 30, 2021		December 31, 2020
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$307.5	$307.5	$152.1	$152.1
Fixed rate debt	800.0	902.4	800.0	915.2
Total debt	$1,107.5	$1,209.9	$952.1	$1,067.3

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2021
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(9.4)	$—	$—	$(9.4)
Foreign currency contract assets	—	0.7	—	—	0.7
Interest rate swap assets	—	10.8	—	—	10.8
Deferred compensation plan assets	15.7	—	—	4.7	20.4
Total recurring fair value measurements	$15.7	$2.1	$—	$4.7	$22.5

	December 31, 2020
In millions	Level 1	Level 2	Level 3	NAV	Total
Foreign currency contract liabilities	$—	$(14.3)	$—	$—	$(14.3)
Foreign currency contract assets	—	0.9	—	—	0.9
Interest rate swap assets	—	2.1	—	—	2.1
Deferred compensation plan assets	15.6	—	—	4.4	20.0
Total recurring fair value measurements	$15.6	$(11.3)	$—	$4.4	$8.7

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

9.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at June 30, 2021	Maturity Year	June 30, 2021	December 31, 2020
Revolving credit facility	1.479%	2023	$200.0	$34.6
Senior notes - fixed rate	3.950%	2023	300.0	300.0
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Term loan facility	1.479%	2023	107.5	117.5
Unamortized debt issuance costs and discounts	N/A	N/A	(3.6)	(4.1)
Total debt			1,103.9	948.0
Less: Current maturities and short-term borrowings			(20.0)	(20.0)
Long-term debt			$1,083.9	$928.0

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
Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. Total availability under the Revolving Credit Facility was $400.0 million as of June 30, 2021.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of June 30, 2021, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding, excluding unamortized issuance costs and discounts, at June 30, 2021 matures on a calendar year basis as follows:

	Q3-Q4
In millions	2021	2022	2023	2024	2025	2026	Thereafter	Total
Contractual debt obligation maturities	$10.0	$20.0	$577.5	$—	$—	$—	$500.0	$1,107.5

10.Income Taxes
The effective income tax rate for the six months ended June 30, 2021 was 13.0%, compared to 47.6% for the six months ended June 30, 2020. The liability for uncertain tax positions was $15.8 million and $17.1 million at June 30, 2021 and December 31, 2020, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income, which is consistent with our past practices.

The 13.0% effective income tax rate reflects a one-time tax benefit of $5.2 million related to a worthless stock deduction recorded for the six months ended June 30, 2021.

Valuation allowances are recorded to reduce the amount of deferred tax assets in jurisdictions where, based on the weight of information available to us, we determine that it is more likely than not the related tax benefits will not be realized. In the six months ended June 30, 2020, as a result of the assessment of the available information, we established a valuation allowance of $19.4 million on certain foreign deferred tax assets.

11.     Shareholders' Equity
Share repurchases
On July 23, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2018 Authorization"). On February 19, 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million (the "2019 Authorization"). The 2018 and 2019 Authorizations expired on July 23, 2021.
During the six months ended June 30, 2021, we repurchased 0.9 million of our ordinary shares for $20.0 million under the 2018 Authorization. During the six months ended June 30, 2020, we repurchased 0.2 million of our ordinary shares for $3.2 million under the 2018 Authorization. As of June 30, 2021, we had $525.1 million available for share repurchases under the combined 2018 and 2019 Authorizations, which total $880.0 million.
On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 upon expiration of the 2018 and 2019 Authorizations, and expires on July 22, 2024.
Dividends payable
On May 13, 2021, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on August 6, 2021, to shareholders of record at the close of business on July 23, 2021. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.4 million and $29.4 million at June 30, 2021 and December 31, 2020, respectively.

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
Financial information by reportable segment is as follows:

	Three months ended		Six months ended
In millions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales
Enclosures	$300.4	$219.3	$577.4	$477.8
Electrical & Fastening Solutions	169.2	132.1	317.1	274.0
Thermal Management	131.7	95.8	255.7	216.3
Total	$601.3	$447.2	$1,150.2	$968.1
Segment income (loss)
Enclosures	$53.7	$28.2	$102.5	$69.1
Electrical & Fastening Solutions	48.9	34.7	88.1	68.2
Thermal Management	24.9	14.4	45.9	34.7
Other	(17.3)	(9.0)	(29.2)	(22.2)
Total	$110.2	$68.3	$207.3	$149.8

The following table presents a reconciliation of segment income to income before income taxes:

	Three months ended		Six months ended
In millions	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Segment income	$110.2	$68.3	$207.3	$149.8
Intangible amortization	(16.0)	(16.0)	(31.9)	(32.0)
Restructuring and other	(4.3)	(6.2)	(5.1)	(10.5)
Acquisition transaction and integration costs	(1.6)	(0.8)	(1.6)	(1.7)
Net interest expense	(8.1)	(9.4)	(16.2)	(19.3)
Other expense	(0.6)	(0.7)	(1.2)	(1.5)
Income before income taxes	$79.6	$35.2	$151.3	$84.8

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
Notes to condensed consolidated financial statements (unaudited)

We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of June 30, 2021 and December 31, 2020 was not material.
Stand-by letters of credit, bank guarantees and bonds
In the ordinary course of business, we are required to commit to bonds, letters of credit and bank guarantees that require payments to our customers for any non-performance. The outstanding face value of these instruments fluctuates with the value of our projects in process and in our backlog. In addition, we issue financial stand-by letters of credit primarily to secure our performance to third parties under self-insurance programs. As of June 30, 2021 and December 31, 2020, the outstanding value of bonds, letters of credit and bank guarantees totaled $46.9 million and $43.8 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "forecasts," "should," "would," "positioned," "strategy," "future," "are confident," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include adverse effects on our business operations or financial results, including due to the impact of the novel coronavirus 2019 ("COVID-19") pandemic and potential impairment of goodwill and trade names; overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve, including the impacts of tariffs; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; inability to mitigate material and other cost inflation; increased risks associated with operating foreign businesses; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and ITEM 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across three segments: Enclosures, Electrical & Fastening Solutions and Thermal Management, which represented approximately 50%, 28% and 22% of total revenues during the first six months of 2021, respectively.

•Enclosures—The Enclosures segment provides innovative solutions to connect and protect critical controls systems, electronics, data and electrical equipment. From metallic and non-metallic enclosures to cabinets, subracks and backplanes, it offers the physical infrastructure to host, connect and protect server and network equipment, as well as indoor and outdoor protection for test and measurement and aerospace and defense applications in industrial, infrastructure, commercial and energy verticals.

•Electrical & Fastening Solutions—The Electrical & Fastening Solutions segment provides solutions that connect and protect electrical and mechanical systems and civil structures. Its engineered electrical and fastening products are innovative, cost efficient and time saving connections that are used across a wide range of verticals, including commercial, infrastructure, industrial and energy.
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
On February 10, 2020, we acquired substantially all of the assets of WBT LLC ("WBT") for $29.9 million in cash. The U.S. based WBT business manufactures high-quality cable tray systems and operates within our Electrical & Fastening Solutions segment.

On April 1, 2021, we acquired substantially all of the assets of Vynckier Enclosure Systems, Inc. ("Vynckier") for approximately $27.0 million in cash, subject to purchase price adjustments and holdback arrangements. The U.S. based Vynckier business manufactures high-quality non-metallic enclosures that we will market as part of the nVent HOFFMAN product line within our Enclosures segment.
On June 30, 2021, we acquired CIS Global LLC ("CIS Global") for approximately $203.8 million in cash, subject to purchase price adjustments. The CIS Global business is a leading provider of intelligent rack power distribution and server slides products, and will operate within our Enclosures segment.
COVID-19 Update
In March 2020, the World Health Organization declared COVID-19 a pandemic. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected, and may continue to adversely affect, our business. Governments around the world have implemented measures to help control the spread of the virus, including business curtailments and shutdowns, isolating residents to their places of residence and restricting travel. The effects of the COVID-19 pandemic have had and may continue to have an unfavorable impact on our business.

Beginning in March 2020, we experienced significant reductions in customer demand in several end-markets across our business segments. However, economic activity in many of the end-markets in which we operate began to stabilize and recover in the second half of 2020, and continued to increase in the first and second quarters of 2021. Our organic sales have increased sequentially in each of the last four quarters beginning with the third quarter of 2020.

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

While our facilities have remained operational during the first half of 2021, we continue to experience various degrees of manufacturing cost pressures and inefficiencies as a result of supply chain issues and increased demand. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, financial hardship or government restrictions on our suppliers or sub-suppliers caused by the COVID-19 pandemic could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations. Further, as the COVID-19 conditions have improved and economic activity has increased, we have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. We expect the inflationary trends to continue throughout the remainder of 2021.

We continue to actively monitor the impacts of the pandemic and global efforts to respond to it, and may take further actions that alter our business operations as may be required by governments in the jurisdictions where we operate, or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2020 and the first six months of 2021 and will likely impact our results in the future:
•There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and severity of the pandemic and the extent of worldwide social, political and economic disruption it may cause. The magnitude of the impact of the pandemic on our financial condition, liquidity and results of operations cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues, rates of vaccinations, the pandemic's effect on the demand for our products and services and the supply chain, as well as the impact of governmental regulations imposed in response to the pandemic including potential business curtailments and shutdowns impacting our factories.
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

•During the first half of 2021, we experienced supply chain challenges, including increased lead times, and inflationary increases of raw materials, logistics and labor costs due to availability constraints and high demand. While we have taken pricing actions and we strive for productivity improvements that could help offset these cost increases, we expect supply chain pressures and inflationary cost increases to continue for the remainder of 2021 and could negatively impact our results of operations.
•During 2020 and the first six months of 2021, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
In 2021, our operating objectives include the following:
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended June 30, 2021 and 2020 were as follows:

	Three months ended
In millions	June 30, 2021	June 30, 2020	$ change	% / point change
Net sales	$601.3	$447.2	$154.1	34.5%
Cost of goods sold	366.1	286.9	79.2	27.6%
Gross profit	235.2	160.3	74.9	46.7%
% of net sales	39.1%	35.8%		3.3	pts

Selling, general and administrative	135.2	104.3	30.9	29.6%
% of net sales	22.5%	23.3%		(0.8	pts)
Research and development	11.7	10.7	1.0	9.3%
% of net sales	1.9%	2.4%		(0.5	pts)

Operating income	88.3	45.3	43.0	94.9%
% of net sales	14.7%	10.1%		4.6	pts

Net interest expense	8.1	9.4	(1.3)	N.M.
Other expense	0.6	0.7	(0.1)	N.M.

Income before income taxes	79.6	35.2	44.4	126.1%
Provision for income taxes	13.4	9.4	4.0	42.6%
Effective tax rate	16.8%	26.7%		(9.9	pts)
N.M. Not Meaningful

The consolidated results of operations for the six months ended June 30, 2021 and 2020 were as follows:

	Six months ended
In millions	June 30, 2021	June 30, 2020	$ change	% / point change
Net sales	$1,150.2	$968.1	$182.1	18.8%
Cost of goods sold	706.0	612.5	93.5	15.3%
Gross profit	444.2	355.6	88.6	24.9%
% of net sales	38.6%	36.7%		1.9	pts

Selling, general and administrative	252.4	227.4	25.0	11.0%
% of net sales	21.9%	23.5%		(1.6	pts)
Research and development	23.1	22.6	0.5	2.2%
% of net sales	2.0%	2.3%		(0.3	pts)

Operating income	168.7	105.6	63.1	59.8%
% of net sales	14.7%	10.9%		3.8	pts

Net interest expense	16.2	19.3	(3.1)	N.M.
Other expense	1.2	1.5	(0.3)	N.M.

Income before income taxes	151.3	84.8	66.5	78.4%
Provision for income taxes	19.7	40.4	(20.7)	(51.2%)
Effective tax rate	13.0%	47.6%		(34.6	pts)
N.M. Not Meaningful

Net sales
The components of the change in consolidated net sales from the prior period were as follows:

	Three months ended June 30, 2021	Six months ended June 30, 2021
	over the prior year period	over the prior year period
Volume	23.2%	11.0%
Price	5.7	3.4
Organic growth	28.9	14.4
Acquisition	0.9	0.6
Currency	4.7	3.8
Total	34.5%	18.8%
The 34.5 and 18.8 percentage point increases in net sales in the second quarter and first half of 2021 from 2020, respectively, were primarily the result of:
•organic sales growth contribution of approximately 15.0% and 8.5% from our industrial business in the second quarter and first half of 2021 from 2020, respectively, approximately 8.5% and 4.0% from our commercial & residential business in the second quarter and first half of 2021 from 2020, respectively, and approximately 3.5% and 2.0% from our infrastructure business in the second quarter and first half of 2021 from 2020, respectively, which includes selective increases in selling prices; and
•favorable foreign currency effects.

Gross profit
The 3.3 and 1.9 percentage point increases in gross profit as a percentage of net sales in the second quarter and first half of 2021 from 2020, respectively, were primarily the result of:
•increased sales volume resulting in increased leverage on fixed expenses in cost of goods sold;
•selective increases in selling prices to mitigate inflationary cost increases; and
•savings generated from our lean and supply management practices.
These increases were partially offset by:
•inflationary increases related to certain raw materials, labor and freight costs.
Selling, general and administrative ("SG&A")
The 0.8 and 1.6 percentage point decreases in SG&A expense as a percentage of net sales in the second quarter and first half of 2021 from 2020, respectively, were primarily the result of:
•increased sales volume resulting in increased leverage on fixed operating expenses; and
•savings generated from restructuring and other lean initiatives.
These decreases were partially offset by:
•inflationary increases impacting our labor costs compared to 2020;
•temporary actions taken in the second quarter of 2020 to lower costs in response to the adverse effects of the COVID-19 pandemic, including reducing labor costs and limiting discretionary spending for purchased services and travel; and
•higher employee incentive compensation expense compared to 2020.
Provision for income taxes
The differences in the effective tax rates in the second quarter and first half of 2021 from 2020 were primarily the result of:
•a $19.4 million non-cash charge related to the establishment of a valuation allowance on certain foreign deferred tax assets recorded in the first half of 2020; and
•a $5.2 million one-time benefit recorded in the first half of 2021 to reflect an anticipated worthless stock deduction on an investment in a foreign subsidiary.

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

Enclosures
The net sales, segment income and segment income as a percentage of net sales for Enclosures were as follows:

	Three months ended				Six months ended
In millions	June 30, 2021	June 30, 2020	% / point change		June 30, 2021	June 30, 2020	% / point change
Net sales	$300.4	$219.3	37.0%		$577.4	$477.8	20.8%
Segment income	53.7	28.2	90.4%		102.5	69.1	48.3%
% of net sales	17.9%	12.9%	5.0	pts	17.8%	14.5%	3.3	pts

Net sales
The components of the change in Enclosures net sales from the prior period were as follows:

	Three months ended June 30, 2021	Six months ended June 30, 2021
	over the prior year period	over the prior year period
Volume	24.8%	12.9%
Price	6.4	3.8
Organic growth	31.2	16.7
Acquisition	1.7	0.8
Currency	4.1	3.3
Total	37.0%	20.8%
The 37.0 and 20.8 percentage point increases in Enclosures net sales in the second quarter and first half of 2021 from 2020, respectively, were primarily the result of:
•organic sales growth contribution of approximately 20.5% and 12.0% from our industrial business in the second quarter and first half of 2021 from 2020, respectively, approximately 6.0% and 2.0% from our commercial & residential business in the second quarter and first half of 2021 from 2020, respectively, and approximately 2.0% and 2.5% from our infrastructure business in the second quarter and first half of 2021 from 2020, respectively, which includes selective increases in selling prices; and
•favorable foreign currency effects.
Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2021		Six months ended June 30, 2021
	over the prior year period		over the prior year period
Growth/acquisition	5.7	pts	2.1	pts
Price	5.3		3.1
Currency	(0.6)		(0.3)
Net productivity	(5.4)		(1.6)
Total	5.0	pts	3.3	pts
The 5.0 and 3.3 percentage point increases in segment income for Enclosures as a percentage of net sales in the second quarter and first half of 2021 from 2020, respectively, were primarily the result of:
•higher sales volume resulting in increased leverage on fixed expenses;
•selective increases in selling prices to mitigate inflationary cost increases; and
•savings generated from restructuring and lean initiatives.
These increases were partially offset by:
•inflationary increases related to certain raw materials, labor and freight costs compared to 2020;
•temporary actions taken in the second quarter of 2020 to lower costs in response to the adverse effects of the COVID-19 pandemic, including reducing labor costs and limiting discretionary spending for purchased services and travel; and
•higher sales volume resulting in increased employee incentive compensation expense compared to 2020.

Electrical & Fastening Solutions
The net sales, segment income and segment income as a percentage of net sales for Electrical & Fastening Solutions were as follows:

	Three months ended				Six months ended
In millions	June 30, 2021	June 30, 2020	% / point change		June 30, 2021	June 30, 2020	% / point change
Net sales	$169.2	$132.1	28.1%		$317.1	$274.0	15.7%
Segment income	48.9	34.7	41.0%		88.1	68.2	29.2%
% of net sales	28.9%	26.3%	2.6	pts	27.8%	24.9%	2.9	pts

Net sales
The components of the change in Electrical & Fastening Solutions net sales from the prior period were as follows:

	Three months ended June 30, 2021	Six months ended June 30, 2021
	over the prior year period	over the prior year period
Volume	16.8%	7.6%
Price	7.3	4.4
Organic growth	24.1	12.0
Acquisition	—	0.6
Currency	4.0	3.1
Total	28.1%	15.7%
The 28.1 and 15.7 percentage point increases in Electrical & Fastening Solutions net sales in the second quarter and first half of 2021 from 2020, respectively, were primarily the result of:
•organic sales growth contribution of approximately 12.5% and 6.5% from our commercial & residential business in the second quarter and first half of 2021 from 2020, respectively, approximately 7.0% and 3.0% from our infrastructure business in the second quarter and first half of 2021 from 2020, respectively, and approximately 4.0% and 3.0% from our industrial business in the second quarter and first half of 2021 from 2020, respectively, which includes selective increases in selling prices; and
•favorable foreign currency effects.
Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2021		Six months ended June 30, 2021
	over the prior year period		over the prior year period
Growth/acquisition	2.5	pts	0.4	pts
Price	5.0		3.2
Currency	0.1		0.1
Net productivity	(5.0)		(0.8)
Total	2.6	pts	2.9	pts
The 2.6 and 2.9 percentage point increases in segment income for Electrical & Fastening Solutions as a percentage of net sales in the second quarter and first half of 2021 from 2020, respectively, were primarily the result of:
•selective increases in selling prices to mitigate inflationary cost increases;
•higher sales volume resulting in increased leverage on fixed expenses; and
•savings generated from restructuring and lean initiatives.
These increases were partially offset by:
•inflationary increases related to certain raw materials, labor and freight costs compared to 2020;

•temporary actions taken in the second quarter of 2020 to lower costs in response to the adverse effects of the COVID-19 pandemic, including reducing labor costs and limiting discretionary spending for purchased services and travel; and
•higher sales volume resulting in increased employee incentive compensation expense compared to 2020.
Thermal Management
The net sales, segment income and segment income as a percentage of net sales for Thermal Management were as follows:

	Three months ended				Six months ended
In millions	June 30, 2021	June 30, 2020	% / point change		June 30, 2021	June 30, 2020	% / point change
Net sales	$131.7	$95.8	37.5%		$255.7	$216.3	18.2%
Segment income	24.9	14.4	72.9%		45.9	34.7	32.3%
% of net sales	18.9%	15.0%	3.9	pts	18.0%	16.0%	2.0	pts
Net sales
The components of the change in Thermal Management net sales from the prior period were as follows:

	Three months ended June 30, 2021	Six months ended June 30, 2021
	over the prior year period	over the prior year period
Volume	28.1%	11.3%
Price	1.9	1.3
Organic growth	30.0	12.6
Currency	7.5	5.6
Total	37.5%	18.2%
The 37.5 and 18.2 percentage point increases in Thermal Management net sales in the second quarter and first half of 2021 from 2020, respectively, were primarily the result of:
•organic sales growth contribution of approximately 16.5% and 8.5% from our industrial business in the second quarter and first half of 2021 from 2020, respectively, approximately 9.0% and 5.0% from our commercial & residential business in the second quarter and first half of 2021 from 2020, respectively, and approximately 4.0% from our energy business in the second quarter of 2021 from 2020, which includes selective increases in selling prices; and
•favorable foreign currency effects.
Segment income
The components of the change in Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2021		Six months ended June 30, 2021
	over the prior year period		over the prior year period
Growth	6.6	pts	1.4	pts
Price	1.6		1.1
Currency	0.5		0.3
Net productivity	(4.8)		(0.8)
Total	3.9	pts	2.0	pts
The 3.9 and 2.0 percentage point increases in segment income for Thermal Management as a percentage of net sales in the second quarter and first half of 2021 from 2020, respectively, were primarily the result of:
•higher sales volume resulting in increased leverage on fixed expenses;
•selective increases in selling prices to mitigate inflationary cost increases; and
•savings generated from restructuring and lean initiatives.
These increases were partially offset by:
•inflationary increases related to certain raw materials, labor and freight costs compared to 2020;

•temporary actions taken in the second quarter of 2020 to lower costs in response to the adverse effects of the COVID-19 pandemic, including reducing labor costs and limiting discretionary spending for purchased services and travel; and
•higher sales volume resulting in increased employee incentive compensation expense compared to 2020.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of June 30, 2021, we had $101.8 million of cash on hand, of which only $17.5 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere and increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities was $143.3 million in the first six months of 2021, compared to net cash provided by operating activities of $90.5 million in the first six months of 2020. Net cash provided by operating activities in the first six months of 2021 primarily reflects net income of $182.6 million, net of non-cash depreciation, amortization and changes in deferred taxes, partially offset by a $47.6 million increase in working capital.
Investing activities
Net cash used for investing activities of $250.4 million in the first six months of 2021 relates primarily to capital expenditures of $17.9 million and cash paid for Vynckier and CIS Global acquisitions of $228.7 million.
Net cash used for investing activities of $42.8 million in the first six months of 2020 relates primarily to capital expenditures of $17.2 million and cash paid for the WBT acquisition of $27.0 million.
Financing activities
Net cash provided by financing activities of $86.1 million in the first six months of 2021 primarily relates net receipts of revolving credit facility of $165.4 million, offset by dividends paid of $58.8 million and share repurchases of $20.0 million.
Net cash provided by financing activities of $82.5 million in the first six months of 2020 primarily relates to net receipts of the revolving credit facility of $150.0 million, offset by dividends paid of $59.5 million.
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
Senior credit facilities
In March 2018, nVent Finance entered into a credit agreement with a syndicate of banks providing for a five-year $200.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). We have the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million. Total availability under the Revolving Credit Facility was $400.0 million as of June 30, 2021.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters to exceed 3.75 to 1.00 and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of June 30, 2021, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Share repurchases
On July 23, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2018 Authorization"). On February 19, 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million (the "2019 Authorization"). The 2018 and 2019 Authorizations expired on July 23, 2021.
During the six months ended June 30, 2021, we repurchased 0.9 million of our ordinary shares for $20.0 million under the 2018 Authorization. During the six months ended June 30, 2020, we purchased 0.2 million of our ordinary shares for $3.2 million under the 2018 Authorization. As of June 30, 2021, we had $525.1 million available for share repurchases under the combined 2018 and 2019 Authorizations, which total $880.0 million.
On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 upon expiration of the 2018 and 2019 Authorizations, and expires on July 22, 2024.
Dividends
During the six months ended June 30, 2021, we paid dividends of $58.8 million, or $0.35 per ordinary share. During the six months ended June 30, 2020, we paid dividends of $59.5 million, or $0.35 per ordinary share.
On May 13, 2021, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on August 6, 2021, to shareholders of record at the close of business on July 23, 2021. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.4 million and $29.4 million at June 30, 2021 and December 31, 2020, respectively.

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

	Six months ended
In millions	June 30, 2021	June 30, 2020
Net cash provided by (used for) operating activities	$143.3	$90.5
Capital expenditures	(17.9)	(17.2)
Proceeds from sale of property and equipment	0.1	1.4
Free cash flow	$125.5	$74.7

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 30, 2021. For additional information, refer to our 2020 Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2021 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the second quarter of 2021:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
April 1 - May 1, 2021	1,953	$28.24	—	$525,149,844
May 2 - May 29, 2021	3,520	31.26	—	525,149,844
May 30 - June 30, 2021	634	31.86	—	525,149,844
Total	6,107		—
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
(d)On July 23, 2018, our Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2018 Authorization"). On February 19, 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million (the "2019 Authorization"). The 2018 and 2019 Authorizations expired on July 23, 2021. As of June 30, 2021, we had $525.1 million available for share repurchases under the combined 2018 and 2019 Authorizations.
On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 upon expiration of the 2018 and 2019 Authorizations, and expires on July 22, 2024.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended June 30, 2021

22	Guarantors and Subsidiary Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on April 29, 2020 (File No. 001-38265)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2021 and 2020, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2021 and 2020, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2021.

nVent Electric plc
Registrant

By	/s/ Sara E. Zawoyski
Sara E. Zawoyski
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President, Chief Accounting Officer and Treasurer