Form 10-K
period 2021-12-31
nVent Electric plc
filed 2022-02-25
CIK 1720635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $30.90 per share as reported on the New York Stock Exchange on June 30, 2021 (the last business day of Registrant's most recently completed second quarter): $5,134,564,163.
The number of shares outstanding of Registrant's only class of common stock on December 31, 2021 was 166,076,804.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its annual general meeting to be held on May 13, 2022, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

nVent Electric plc
Annual Report on Form 10-K
For the Year Ended December 31, 2021

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

HISTORY AND DEVELOPMENT
On April 30, 2018, Pentair plc ("Pentair") completed the separation of its Water business and its Electrical business into two independent, publicly-traded companies (the "separation"). To effect the separation, Pentair distributed to its shareholders one ordinary share of nVent for every ordinary share of Pentair held as of the record date of April 17, 2018. As a result of the distribution, nVent became an independent publicly-traded company and began trading under the symbol "NVT" on the New York Stock Exchange on May 1, 2018.

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

We are “One nVent”, with a unified focus on commercial excellence, digital transformation, scaled and integrated technology, and global presence and capabilities. As we continue scaling our capabilities under our umbrella brand of nVent, we expect to expand our products and solutions and to continue to differentiate our company by creating solutions that solve problems for our customers.

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

nVent HOFFMAN provides trusted enclosure solutions for challenging operating environments and is one of the largest brands of enclosures in North America and a leader globally. The offerings connect and protect through reliable solutions that protect, power and cool equipment used by panel builders, original equipment manufacturers and directly by other end-users, including customized products. The nVent HOFFMAN brand is over 75 years old and is recognized for delivering superior design, testing, certification and overall product quality. nVent HOFFMAN’s product customization and global footprint, along with reputation, have helped it garner long-standing relationships with many of the world’s largest industrial companies.

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

For industrial and energy, we provide industrial heat-tracing and wiring, control and monitoring, sensing, engineering and construction services under industry leading nVent RAYCHEM and TRACER brands, primarily serving chemical and other industries. Products and solutions include heat tracing for freeze protection and process temperature maintenance, temperature control and monitoring systems, heat-traced tubing bundles, instrument winterization and tank heating systems. For commercial, residential and infrastructure, we provide products and services primarily under our nVent RAYCHEM brand. Applications include pipe freeze protection, roof and gutter deicing, surface snow melting, hot water temperature maintenance, floor heating, fire rated wiring and leak detection for healthcare, recreation, hospitality, commercial offices and education facilities.

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

Our success depends on a variety of factors, including technical expertise, reputation for quality and reliability, timeliness of delivery, new product innovation, previous installation history, contractual terms and price. As many of our products sell through electrical distributors, data center contractors, original equipment manufacturers and maintenance contractors, our success also depends on building and partnering with a strong channel and distribution network.

Seasonality
We generally experience increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere and increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere.

Backlog of Orders by Segment

	December 31
In millions	2021	2020	$ change	% change
Enclosures	$296.2	$117.0	$179.2	153.2%
Electrical & Fastening Solutions	70.8	34.1	36.7	107.6
Thermal Management	191.5	155.9	35.6	22.8
Total	$558.5	$307.0	$251.5	81.9%

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

The increase in backlog from 2020 to 2021 was primarily the result of a significant increase in demand for our products and higher selling prices, along with increased order lead times, as compared to the prior year. We expect the majority of our backlog at December 31, 2021 will be shipped in 2022.

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

As COVID-19 conditions have improved and economic activity has increased, we have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. However, we have not experienced any significant work stoppages to date due to shortages of materials.

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

HUMAN CAPITAL MATTERS
As of December 31, 2021, we employed approximately 9,900 people worldwide, of which approximately 33% are located in the U.S. A small portion of our U.S. employees are unionized, while outside the U.S., we have employees in certain countries, particularly in Europe, that are represented by an employee representative organization, such as a union, works council or employee association.

Inclusion and Diversity
We aspire to be an equitable, inclusive and diverse company. We believe that the unique contributions of individuals with varying backgrounds and experiences will benefit our businesses. Guided by our Win Right values, we are committed to creating a workplace culture where everyone is included and respected. Our Code of Conduct outlines our commitment to equal opportunity and fair treatment for all. We do not tolerate acts of harassment, including any conduct or statements made on the basis of protected status that are intimidating, hostile or abusive.

Our leaders actively support and encourage employee development and engagement, including through our CEO Inclusion Council and an active Inclusion & Diversity Advisory Council. These councils promote inclusion across all dimensions of diversity.

We also support our Employee Resource Groups (“ERGs”), which were created organically by our employees and which provide a support system to foster awareness, promote inclusion and respect and provide a sounding board on strategic initiatives for nVent. Open to all employees, the ERGs are designed to create connections and opportunities for development, training and community involvement. In 2021, we had approximately 800 members globally in our ERGs.
In 2021, we expanded our training programs by offering Diversity 101 training in employees' native languages in which all of our people managers attended. We also introduced a new People and Culture Scorecard performance metric to our annual incentive compensation plan for management employees. The Scorecard focuses on five quantitative metrics to help drive year-over-year improvement in the following categories:
•Inclusion Index score from our quarterly employee pulse survey
•Employee Resource Group membership
•Diverse candidate slates
•Global gender representation for our professional and management populations
•U.S. racial representation for our professional and management populations

Additional details on our People and Culture Scorecard will be provided in our annual Proxy Statement for our 2022 annual general meeting of shareholders.

All executive officers developed diversity action plans for their business segments and functions, highlighting focused efforts on improving human capital metrics, engagement and a deeper awareness of inclusion & diversity.

Global Gender Diversity In The Workplace, as based on EEO-1 Report categories (as of December 31, 2021):

•44% of our executive leadership team are female; 56% are male
•26% of our global management team are female; 74% are male
•25% of all other employees are female; 75% are male

We also launched, established baseline metrics, and trained over 400 internal stakeholders on a formal Supply Diversity program in 2021.

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

Employee Engagement and Development
We believe it is important to hear from our employees to learn about what we are doing well, and where we can become stronger. During 2021, we conducted four pulse surveys with questions focused on our Inclusion Index and employee satisfaction. As discussed under “Inclusion and Diversity,” the Inclusion Index is one of the metrics used in the People and Culture Scorecard for our annual incentive compensation plan for management. Results from each of the pulse surveys were shared with people managers, who were encouraged to discuss results and potential improvement areas with their teams. In 2021, as part of our annual goal planning process, all of our people managers were assigned a people manager goal focused on engaging and developing their employees. Action items in the people manager goal included: completing all performance processes including goal setting, mid-year, and annual reviews on time; creating an action plan from the 2020 employee engagement survey results; supporting an increase in the diversity of our candidate slates; and helping to ensure that people managers and their direct reports completed all ethics and compliance training on time.

We are also focused on recognizing our employees. Employee recognition was identified as an area of focus following our 2020 employee engagement survey. In 2021, we launched a global, digitized recognition platform, which allows employees to publicly appreciate one another as well as managers to give monetary and non-monetary forms of recognition to their employees around the globe.

As part of our continued efforts to develop our people, we launched a leadership series that had over 500 participants, launched a formalized mentoring program, and refreshed our Culture program and delivered it to employees around the globe. Our professional employees were asked to create individual development plans identifying key competencies to continue to grow or develop. With the goal of aligning development with retention, we also encourage our employees to regularly engage with their managers to discuss their performance, development and career aspirations.

Code of Conduct Training
Our Code of Conduct training was offered in 12 different languages to employees in 34 countries. Topics included nVent’s Code of Business Conduct & Ethics, Preventing Bribery, Use of Social Media, Dignity and Respect in the Workplace and Data Privacy and Cybersecurity. In 2021, we completed the training with 100% completion rate among professional employees. Additionally we launched role-based training in the areas of Bribery, Kickbacks and Conflicts of Interest. In 2021, we continued rolling out our live Code of Conduct training program for our offline, factory team members to multiple sites in North America, China and Europe.

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

We have achieved a strong safety track record through employee engagement, behavior based safety and proactive risk management.

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

•Vaccine mandates that may be implemented in jurisdictions in which our business operates which could adversely affect our workforce retention and hiring.

The global COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which may continue and could cause a global recession. The extent to which the COVID-19 pandemic will continue to impact our business, financial condition, results of operations and cash flows is uncertain and will depend on numerous evolving factors that we may not be able to accurately predict, including:

•the duration and scope of the pandemic;

•the ability of vaccines to protect against variant strains of COVID-19;

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
A portion of our revenue historically has been generated by end-users in the oil and gas markets where we serve customers in the petroleum industry—primarily midstream transportation and downstream refining. The businesses of most of our customers in the energy industry are, to varying degrees, cyclical and historically have experienced periodic downturns. Profitability in the energy industry is highly sensitive to supply and demand cycles and commodity prices, which historically have been volatile, and our customers in this industry have tended to delay large capital projects, including expensive maintenance and upgrades, during industry downturns. Customer project delays and cancellations may limit our ability to realize value from our backlog as expected and cause fluctuations in the timing or the amount of revenue earned and the profitability of our business in a particular period. In addition, such delays and cancellations may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis.

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
Our business strategy includes acquiring businesses and making investments that complement our existing business. We expect to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to extend or strengthen our industry position or enhance our existing set of product and service offerings. We may not be able to identify suitable acquisition candidates, obtain financing or have sufficient cash necessary for acquisitions or successfully complete acquisitions in the future. Acquisitions and investments may involve significant cash expenditures, debt incurrences, equity issuances, operating losses and expenses. Acquisitions involve numerous other risks, including:

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

•assumption of the liabilities and exposure to unforeseen liabilities of acquired companies; and

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
During 2021, 2020 and 2019, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. In order to align our resources with our growth strategies, operate more efficiently and control costs, we may periodically announce in the future restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. As these plans and actions are complex, we may not be able to achieve the operating efficiencies to reduce costs or realize benefits that were anticipated in connection with these initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our backlog may fluctuate and material amounts of cancellations or reductions of orders or a failure to deliver our backlog on time could affect our future sales.
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of December 31, 2021 was $558.5 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers’ delivery schedules, are beyond our control. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
Sales outside of the U.S. for the year ended December 31, 2021 accounted for approximately 43% of our net sales. Further, our business obtains some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:

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

•the possibility of terrorist action or military conflict affecting us or our operations;

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
Our business is subject to risks associated with global manufacturing and sourcing. We use a variety of raw materials in the production of our products including steel, copper, aluminum, paints and resins. We also purchase certain electrical and electronic components and packaging materials from a number of suppliers. During 2021, we experienced supply chain challenges, including increased lead times, due to availability constraints and high demand, and we expect supply chain pressures to continue in 2022. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations. Significant shortages in the availability of these materials or price increases could increase our operating costs and adversely impact the competitive positions of our products. We rely on materials, components and finished goods that are sourced from or manufactured outside the U.S., including Mexico, China and other countries, and these countries may experience political or trade instability, which could disrupt our supply of products or materials. We rely on our suppliers to produce high quality materials, components and finished goods according to our specifications. Although we have quality control procedures in place, there is a risk that products may not meet our specifications which could impact our ability to ship quality products to our customers on a timely basis.

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

We may experience material cost and other inflation.
During 2021, we experienced inflationary increases of raw materials, logistics and labor costs due to availability constraints and high demand, and we expect inflationary cost increases to continue in 2022. We strive for productivity improvements and implement increases in selling prices to help mitigate cost increases in raw materials, freight, energy, wage and other costs such as pension, health care and insurance. We continue to implement operational initiatives in order to mitigate the impact of this inflation and continuously reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to increase prices, generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of our reporting unit to its respective carrying values on its balance sheets. As of December 31, 2021, our goodwill and intangible assets were $3.3 billion and represented 71% of our total assets. Changes in economic and operating conditions impacting the assumptions used in our impairment tests could result in future goodwill and intangible asset impairment expense.

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

In addition, from time to time, the U.S. government has imposed sanctions restricting U.S. companies from conducting business with specified non-U.S. individuals and companies. For example, the U.S. government has imposed sanctions through several executive orders and legislation restricting U.S. companies from conducting business with specified Russian and Ukrainian individuals and companies. The sanctions imposed by the U.S. government may be expanded in the future to restrict or further restrict us from engaging with customers or vendors. If we are unable to conduct business with new or existing customers or vendors or pursue business opportunities in Russia or Ukraine, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
The U.S. Foreign Corrupt Practices Act and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Because many of our customers and end users are involved in infrastructure construction and energy production, they are often subject to increased scrutiny by regulators.
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

We are exposed to certain regulatory and financial risks related to climate change and other sustainability matters.
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Environmental Protection Agency ("EPA") has published findings that emissions of carbon dioxide, methane, and other greenhouse gases ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. Based on these findings, the EPA has implemented regulations that require reporting of GHG emissions, or that limit emissions of GHGs from certain mobile or stationary sources. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap-and-trade programs. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and in February 2021, the U.S. rejoined the Paris Accord, and these and other existing international initiatives or those under consideration could affect our international operations. To the extent our customers, particularly our energy and industrial customers, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs incurred by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows.

In addition, as part of our strategy regarding climate change and sustainability matters, we have set and may set additional targets aimed at reducing our impact on the environment and climate change and/or targets relating to other sustainability matters. It is possible that we may not be able to achieve such targets or our desired impact, which may cause us to suffer from reputational damage or our business or financial condition could be adversely affected. It is also possible that actions we take to achieve our strategy or targets could result in increased costs to our operations. In addition, investors and other stakeholders are increasingly focused on environmental, social and governance ("ESG") matters, and as stakeholder ESG expectations and standards are evolving, our failure to sufficiently response to these evolving standards and expectations may cause us to suffer from reputational damage or our business or financial condition could be adversely affected.

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
Sales outside of the U.S. for the year ended December 31, 2021 accounted for approximately 43% of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar-reported revenue and income will effectively be decreased to the extent of the change in currency valuations and vice-versa. For the year ended December 31, 2021, foreign currency translations had a 2% positive impact on our net sales. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue and income in future periods.

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
As of December 31, 2021, we had $1.0 billion of total debt outstanding. If we are not able to repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.

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
Our key operations are conducted in manufacturing and distribution facilities throughout the world. The following is a summary of our principal manufacturing, distribution, and service center properties:

		Number of Facilities
	Manufacturing Plant Locations	Manufacturing Plants	Distribution Facilities	Service Centers
Enclosures	U.S. and 9 other countries	19	10	—
Electrical & Fastening Solutions	U.S. and 2 other countries	8	6	—
Thermal Management	U.S. and 2 other countries	4	6	4
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

While we believe that a material impact on our financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material adverse impact. We do and will continue to periodically reexamine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our financial position, results of operations and cash flows for the proceedings and claims described in the notes to our consolidated financial statements could change in the future.

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

Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of December 31, 2021, our recorded reserves for environmental matters were not material. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

Product liability claims
We are subject to various product liability lawsuits and personal injury claims. A substantial number of lawsuits and claims incurred prior to the effective date of the separation on April 30, 2018 are insured and accrued for by Pentair's captive insurance subsidiary. Lawsuits and claims incurred after the separation are insured and accrued for by Tonka Bay, a captive insurance subsidiary of nVent. For all other claims, accruals covering the claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available. We have not experienced significant unfavorable trends in either the severity or frequency of product liability lawsuits or personal injury claims.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Current executive officers of nVent Electric plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Beth A. Wozniak	57	Chief Executive Officer since 2018; Ms. Wozniak was the President of Pentair’s Electrical segment during 2017. Ms. Wozniak previously served as President of Pentair’s Flow & Filtration Solutions Global Business Unit from 2015 – 2016. Ms. Wozniak was President of the Environmental and Combustion Controls unit of Honeywell International Inc. (a software-industrial company) from 2011 – 2015 and President of the Sensing and Controls Unit of Honeywell International Inc. from 2006 – 2011, and she held various leadership positions at Honeywell International Inc. and its predecessor AlliedSignal Inc. from 1990 – 2006.
Sara E. Zawoyski	47	Executive Vice President and Chief Financial Officer since 2019; Ms. Zawoyski was the Senior Vice President Finance and Treasurer of the Company from 2018 – 2019. Ms. Zawoyski previously served in the following roles at Pentair and its predecessors: Chief Financial Officer, Electrical Segment from 2017 – 2018, Chief Financial Officer, Flow and Filtration Solutions from 2015 – 2017, Chief Financial Officer Flow Technologies from 2014 – 2015, Chief Financial Officer, Equipment Protection from 2012 – 2014, and Vice President Investor Relations from 2010 – 2012. Ms. Zawoyski also previously held various investor relations and managerial finance leadership positions at PepsiAmericas from 2002 – 2010 and various positions in the audit practice of PricewaterhouseCoopers LLP from 1996 – 2002.
Jon D. Lammers	57	Executive Vice President and General Counsel and Secretary since 2018; Mr. Lammers served as Pentair's General Counsel, Electrical from 2017-2018 and was an attorney at Foulston Siefkin LLP (a Kansas-based law firm) from 2016 – 2017. Mr. Lammers previously served as Senior Vice President, General Counsel and Secretary of Spirit Aerosystems Holdings, Inc. (a designer and manufacturer of aerostructures) from 2012 – 2016. He held various senior legal roles, including Deputy North American General Counsel and Asia Pacific General Counsel with Cargill Inc. from 1997 – 2012. Prior to his corporate experience, Mr. Lammers practiced law at Oppenheimer, Wolff & Donnelly (n/k/a Fox Rothschild LLP) from 1993 – 1997 and Paul Hastings LLP from 1991 – 1993.
Lynnette R. Heath	54	Executive Vice President and Chief Human Resources Officer since 2018; Ms. Heath was the Senior Vice President, Global Human Resources of Entrust Datacard (a privately held global security and identity company) from 2009 – 2017. Ms. Heath previously held various human resources roles with General Electric Company from 2000 – 2009, with McKesson Corporation from 1996 – 2000 and with Northern States Power Company (n/k/a Xcel Energy Inc.) from 1992 – 1996.
Aravind Padmanabhan	53	Executive Vice President and Chief Technology Officer since 2019; Mr. Padmanabhan was the Vice President and Chief Technology Officer of the Honeywell Connected Worker unit of Honeywell International Inc. (a software-industrial company) from 2018 – 2019, and served as Acting Chief Architect of the Honeywell Sentience Platform in 2018. Mr. Padmanabhan previously served as Vice President and Chief Technology Officer of the Home & Building Technologies unit of Honeywell International Inc. from 2016 – 2018 and the Environmental & Energy Solutions unit of Honeywell International Inc. from 2013 – 2016. Mr. Padmanabhan also previously held various other technology and engineering leadership positions at Honeywell International Inc. from 1997 – 2013.
Randolph A. Wacker	57	Senior Vice President and Chief Accounting Officer since 2018 and Treasurer since 2019; Mr. Wacker was the Assistant Corporate Controller of Pentair and served in that role from 2005-2017. Mr. Wacker served as the U.S. Controller of Computer Network Technologies from 2004 – 2005. He served over 10 years in corporate controlling and external reporting roles in various public companies. Mr. Wacker also served as an accountant with the public accounting firm Larson, Allen, Weishair & Co., LLP (n/k/a CliftonLarsonAllen) from 1988 – 1993.
Joseph A. Ruzynski	46	President of Enclosures since 2018; Mr. Ruzynski was the Vice President of Pentair’s Enclosures Strategic Business Unit and served in that role during 2017. Mr. Ruzynski previously served as Vice President of Pentair’s Engineered Projects Strategic Business Group in its Valves & Controls Global Business Unit from 2016 – 2017 and Vice President of Pentair’s Fluid Motion Business Group from 2015 – 2016. He was the Vice President, Operations of Pentair’s Equipment Protection and Technical Solutions Global Business Units from 2012 – 2014, and held various supply leadership positions with Pentair from 2003 – 2012. Mr. Ruzynski was a Manager with Ernst & Young from 1997 – 2003.

Robert J. van der Kolk	53	President of Electrical & Fastening Solutions since 2018; Mr. van der Kolk was the Vice President of Pentair’s Engineered & Fastening Solutions Strategic Business Unit of the Electrical segment and served in that role from 2015 – 2017. Mr. van der Kolk previously served as the Executive Vice President, Sales for ERICO from 2011 – 2015, and held various sales, development, and manufacturing leadership roles with ERICO from 2001 – 2008. Mr. van der Kolk held Plant Superintendent and Production Management roles for Cargill in the Netherlands and Germany from 1993 – 2001.
Michael B. Faulconer	52	President of Thermal Management since 2018; Mr. Faulconer was the Vice President of Pentair’s Thermal Management Strategic Business Unit of the Electrical segment and served in that role during 2017. Mr. Faulconer previously served as the Vice President of Pentair’s Thermal Building Solutions Unit from 2014 – 2016. He was the Vice President, Marketing of Pentair’s Thermal Management Unit from 2010 – 2013. Mr. Faulconer held various general management and marketing leadership roles with Tyco Thermal Controls in the U.S. and Asia from 2001 – 2010. From 1991 – 2000, Mr. Faulconer held various sales roles with Valquip Corporation.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares are listed for trading on the New York Stock Exchange and trade under the symbol "NVT." As of December 31, 2021, there were 13,678 shareholders of record.

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

The following graph sets forth the cumulative total shareholder return on our ordinary shares from the date of the separation of nVent from Pentair, assuming the investment of $100 on April 30, 2018 and the reinvestment of all dividends since that date to December 31, 2021. The graph also contains for comparison purposes the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrials Index, assuming the same investment level and reinvestment of dividends. By virtue of our market capitalization, we are a component of the S&P Mid Cap 400 Index. On the basis of our size and diversity of businesses, we believe the S&P Mid Cap 400 Industrials Index is an appropriate published industry index for comparison purposes.

Comparison of Cumulative Total Return

$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
04/30/18
12/31/18
12/31/19
12/31/20
12/31/21
nVent Electric plc
S&P Mid Cap 400
S&P Mid Cap 400 Industrials

	Base Period 2018	INDEXED RETURNS Years ended December 31,
Company / Index	April 30	2018	2019	2020	2021
nVent Electric plc	100	102.99	117.30	113.84	190.38
S&P Mid Cap 400 Index	100	88.82	110.18	128.87	160.77
S&P Mid Cap 400 Industrials Index	100	90.13	118.98	137.03	174.59

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2021:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 30, 2021	199	$35.23	—	$300,000,000
October 31 – November 27, 2021	964,927	36.92	738,668	272,429,945
November 28 – December 31, 2021	1,660,516	36.83	1,867,166	203,883,660
Total	2,625,642		2,605,834
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
(d)On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 and expires on July 22, 2024. As of December 31, 2021, we had $203.9 million available for repurchases under the 2021 Authorization.

ITEM 6.   RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations refers to and should be read in conjunction with the audited consolidated financial statements and the corresponding notes included in ITEM 8.
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

The following is the discussion and analysis of changes in the financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020. The discussion and analysis of fiscal year 2019 and changes in the financial condition and results of operations for fiscal year 2020 compared to fiscal year 2019 that are not included in this Form 10-K may be found in Part II, ITEM 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 23, 2021.
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

We classify our operations into business segments based primarily on types of products offered and markets served. We operate across three segments: Enclosures, Electrical & Fastening Solutions and Thermal Management, which represented approximately 51%, 26% and 23% of total revenues during 2021, respectively.

•Enclosures—The Enclosures segment provides innovative solutions to connect, protect, power and cool critical controls systems, electronics, data and electrical equipment. From metallic and non-metallic enclosures to cabinets, subracks and backplanes, it offers the physical infrastructure to host, connect and protect server and network equipment, as well as indoor and outdoor protection for test and measurement and aerospace and defense applications in industrial, infrastructure, commercial and energy verticals.

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

On April 1, 2021, we acquired substantially all of the assets of Vynckier Enclosure Systems, Inc. ("Vynckier") for approximately $27.0 million in cash. The U.S. based Vynckier business manufactures high-quality non-metallic enclosures that we market as part of the nVent HOFFMAN product line within our Enclosures segment.

On June 30, 2021, we acquired CIS Global LLC ("CIS Global") for approximately $202.4 million in cash. The CIS Global business is a leading provider of intelligent rack power distribution and server slides products, and operates within our Enclosures segment.
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
Beginning in March 2020, we experienced significant reductions in customer demand in several end-markets across our business segments. However, economic activity in many of the end-markets in which we operate began to stabilize and recover in the second half of 2020, and continued to increase in 2021. Our organic sales increased 18% in 2021 as compared to 2020.
In response to the adverse effects of the pandemic, we executed a number of temporary cash and cost-savings measures, which were largely implemented in 2020. As our business has seen significant improvement in our financial results and improved outlook for many end-markets, we eliminated in 2021 many of the temporary cash and cost savings measures put in place.

While our facilities remained operational during 2021, we continue to experience various degrees of higher manufacturing cost pressures and inflation as a result of supply chain challenges and high demand. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations. As the COVID-19 conditions have improved and economic activity has increased, we have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. We expect the inflationary trends and supply chain pressures to continue in 2022.

We continue to actively monitor the impacts of the pandemic and global efforts to respond to it, and may take further actions that alter our business operations as may be required by governments in the jurisdictions where we operate, or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in 2021 and 2020, and are reasonably likely to impact our results in the future:
•There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and severity of the pandemic and the extent of worldwide social, political and economic disruption it may cause. The magnitude of the impact of the pandemic on our financial condition, liquidity and results of operations cannot be determined at this time, and ultimately will be affected by a number of evolving factors including the length of time that the pandemic continues, the ability of vaccines to protect against variant strains of COVID-19, the pandemic's effect on the demand for our products and services and the supply chain, as well as the impact of governmental regulations imposed in response to the pandemic including potential business curtailments and shutdowns impacting our factories.
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

•During 2021, we experienced supply chain challenges, including increased lead times, and inflationary increases of raw materials, logistics and labor costs due to availability constraints and high demand. While we have taken pricing actions and we plan for productivity improvements that could help offset these cost increases, we expect supply chain pressures and inflationary cost increases to continue into 2022, and could negatively impact our results of operations.
•During 2021 and 2020, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
In 2022, our operating objectives include the following:
•Executing our ESG strategy focused on People, Products and Planet;
•Enhancing and supporting employee engagement, development and retention;
•Achieving differentiated revenue growth through new products and innovation and expansion in higher growth verticals across all regions globally;
•Optimizing our technological capabilities to increasingly generate innovative new and connected products and advance digital transformation;
•Driving operational excellence through lean and agile, with specific focus on our digital transformation and supply chain resiliency;
•Optimizing working capital through inventory reduction initiatives across business segments and focused actions to optimize customer and vendor payment terms; and
•Deploying capital strategically to drive growth and value creation.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31		% / point change
In millions	2021	2020	2021 vs 2020
Net sales	$2,462.0	$1,998.6	23.2%
Cost of goods sold	1,520.1	1,249.2	21.7%
Gross profit	941.9	749.4	25.7%
% of net sales	38.3%	37.5%	0.8	pts

Selling, general and administrative	537.9	447.0	20.3%
% of net sales	21.8%	22.4%	(0.6	pts)
Research and development	48.6	43.5	11.7%
% of net sales	2.0%	2.2%	(0.2	pts)
Impairment of goodwill and trade names	—	220.5	N.M.

Operating income	355.4	38.4	825.5%
% of net sales	14.4%	1.9%	12.5	pts

Net interest expense	32.3	36.4	N.M.
Loss on early extinguishment of debt	15.2	—	N.M.
Other expense (income)	(12.8)	11.5	N.M.

Income (loss) before income taxes	320.7	(9.5)	N.M.
Provision for income taxes	47.8	37.7	26.8%
Effective tax rate	14.9%	(396.8%)	N.M.

Net income (loss)	272.9	(47.2)	678.2%
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change were as follows:

2021 vs 2020
Volume	11.3%
Price	7.1
Organic growth	18.4
Acquisition	2.8
Currency	2.0
Total	23.2%
The 23.2 percent increase in net sales in 2021 from 2020 was primarily the result of:
•organic sales growth contribution of approximately 9.0%, 4.5% and 3.0% from our industrial, commercial & residential and infrastructure businesses, respectively, in 2021 from 2020, which includes increases in selling prices;
•sales of $54.5 million as a result of the CIS Global and Vynckier acquisitions; and
•favorable foreign currency effects.

Gross profit
The 0.8 percentage point increase in gross profit as a percentage of sales in 2021 from 2020 was primarily the result of:
•increased sales volume resulting in increased leverage on fixed expenses in cost of goods sold;
•increases in selling prices to mitigate inflationary cost increases; and
•savings generated from our lean and supply management practices.
This increase was partially offset by:
•supply chain challenges, including increased lead times, and inflationary increases of raw materials, logistics and labor costs due to availability constraints and high demand compared to 2020.
Selling, general and administrative ("SG&A")
The 0.6 percentage point decrease in SG&A expense as a percentage of sales in 2021 from 2020 was driven by:
•increased sales volume resulting in increased leverage on fixed operating expenses;
•restructuring and other costs of $8.8 million in 2021, compared to $22.0 million in 2020; and
•savings generated from restructuring and other lean initiatives.
This decrease was partially offset by:
•inflationary increases impacting our labor costs compared to 2020;
•temporary actions taken in 2020 to lower costs in response to the adverse effects of the COVID-19 pandemic, including reducing labor costs and limiting discretionary spending for purchased services and travel; and
•higher employee incentive compensation expense compared to 2020.
Impairment of goodwill and trade names
In 2020, as a result of the adverse market and economic conditions attributed to the COVID-19 pandemic, combined with significant volatility in oil and gas prices leading to a potential sustained downturn in the energy industry, we recognized pre-tax, non-cash impairment expense of $220.5 million, which primarily relates to a $212.3 million impairment of goodwill in the Thermal Management reporting unit. In 2020, we also recognized pre-tax, non-cash impairment expense of $8.2 million related to trade names.

Loss on early extinguishment of debt
In 2021, we issued $300.0 million of 2.750% fixed rate senior notes due 2031 and utilized the proceeds to redeem $300.0 million of 3.950% fixed rate senior notes due 2023. The $15.2 million premium paid on the early extinguishment was recorded as Loss on the early extinguishment of debt.
Provision for income taxes
The difference in the effective tax rate in 2021 from 2020 was primarily the result of:
•the unfavorable tax rate impact of the 2020 non-cash impairment expense of $220.5 million related primarily to goodwill;
•a $19.4 million non-cash charge related to the establishment of a valuation allowance on certain foreign deferred tax assets recorded in 2020; and
•a $5.5 million one-time benefit recorded in 2021 to reflect an anticipated worthless stock deduction on an investment in a foreign subsidiary.

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
Enclosures
The net sales and segment income for Enclosures were as follows:

	Years ended December 31		% / point change
In millions	2021	2020	2021 vs 2020
Net sales	$1,244.8	$952.9	30.6%
Segment income	202.1	148.5	36.1%
% of net sales	16.2%	15.6%	0.6	pts
Net sales
The components of the change in Enclosures net sales were as follows:

2021 vs 2020
Volume	16.2%
Price	7.0
Organic growth	23.2
Acquisition	5.7
Currency	1.7
Total	30.6%
The 30.6 percent increase in Enclosures net sales in 2021 from 2020 was primarily the result of:
•organic sales growth contribution of approximately 14.5%, 3.5% and 3.0% from our industrial, infrastructure and commercial & residential businesses, respectively, in 2021 from 2020, which includes increases in selling prices;
•sales of $54.5 as a result of the CIS Global and Vynckier acquisitions; and
•favorable foreign currency effects.
Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	2021 vs 2020
Growth/acquisition	3.3	pts
Price	5.5
Currency	(0.3)
Net productivity	(7.9)
Total	0.6	pts
The 0.6 percentage point increase in segment income for Enclosures as a percentage of net sales in 2021 from 2020 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases; and
•higher sales volume resulting in increased leverage on fixed expenses.
This increase was partially offset by:

•supply chain challenges, including increased lead times, and inflationary increases of raw materials, logistics and labor costs due to availability constraints and high demand compared to 2020;
•temporary actions taken in 2020 to lower costs in response to the adverse effects of the COVID-19 pandemic, including reducing labor costs and limiting discretionary spending for purchased services and travel; and
•higher sales volume resulting in increased employee incentive compensation expense compared to 2020.
Electrical & Fastening Solutions
The net sales and segment income for Electrical & Fastening Solutions were as follows:

	Years ended December 31		% / point change
In millions	2021	2020	2021 vs 2020
Net sales	$657.5	$569.1	15.5%
Segment income	181.5	150.2	20.8%
% of net sales	27.6%	26.4%	1.2	pts
Net sales
The components of the change in Electrical & Fastening Solutions net sales were as follows:

2021 vs 2020
Volume	3.1%
Price	10.6
Organic growth	13.7
Acquisition	0.3
Currency	1.5
Total	15.5%
The 15.5 percent increase in Electrical & Fastening Solutions net sales in 2021 from 2020 was primarily the result of:.
•organic sales growth contribution of approximately 6.5% and 5.0% from our commercial & residential and infrastructure businesses, respectively, in 2021 from 2020, which includes increases in selling prices; and
•favorable foreign currency effects.
Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	2021 vs 2020
Growth/acquisition	0.6	pts
Price	7.1
Currency	0.1
Net productivity	(6.6)
Total	1.2	pts
The 1.2 percentage point increase in segment income for Electrical & Fastening Solutions as a percentage of net sales in 2021 from 2020 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases;
•higher sales volume resulting in increased leverage on fixed expenses; and
•savings generated from restructuring and lean initiatives.

This increase was partially offset by:
•supply chain challenges, including increased lead times, and inflationary increases of raw materials, logistics and labor costs due to availability constraints and high demand compared to 2020;
•temporary actions taken in 2020 to lower costs in response to the adverse effects of the COVID-19 pandemic, including reducing labor costs and limiting discretionary spending for purchased services and travel; and
•higher sales volume resulting in increased employee incentive compensation expense compared to 2020.
Thermal Management
The net sales and segment income for Thermal Management were as follows:

	Years ended December 31		% / point change
In millions	2021	2020	2021 vs 2020
Net sales	$559.7	$476.6	17.4%
Segment income	121.2	93.9	29.1%
% of net sales	21.7%	19.7%	2.0	pts
Net sales
The components of the change in Thermal Management net sales were as follows:

2021 vs 2020
Volume	11.3%
Price	3.2
Organic growth	14.5
Currency	2.9
Total	17.4%

The 17.4 percent increase in Thermal Management net sales in 2021 from 2020 was primarily the result of:
•organic sales growth contribution of approximately 7.5% and 6.0% from our industrial and commercial & residential businesses, respectively, in 2021 from 2020, which includes increases in selling prices; and
•favorable foreign currency effects.
Segment income
The components of the change in Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	2021 vs 2020
Growth/acquisition	3.5	pts
Price	2.5
Currency	0.1
Net productivity	(4.1)
Total	2.0	pts
The 2.0 percentage point increase in segment income for Thermal Management as a percentage of net sales in 2021 from 2020 was primarily the result of:
•higher sales volume resulting in increased leverage on fixed expenses;
•increases in selling prices to mitigate inflationary cost increases; and
•savings generated from restructuring and lean initiatives.

This increase was partially offset by:
•supply chain challenges, including increased lead times, and inflationary increases of raw materials, logistics and labor costs due to availability constraints and high demand compared to 2020;
•temporary actions taken in 2020 to lower costs in response to the adverse effects of the COVID-19 pandemic, including reducing labor costs and limiting discretionary spending for purchased services and travel; and
•higher sales volume resulting in increased employee incentive compensation expense compared to 2020.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, to pay dividends to shareholders quarterly and otherwise as described below under "Material cash requirements." We believe we have the ability and sufficient capacity to meet these cash requirements in the short term and long term by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of December 31, 2021, we had $49.5 million of cash on hand, of which $20.8 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere and increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities was $373.3 million in 2021, compared to $344.0 million in 2020. Net cash provided by operating activities in 2021 primarily reflects net income of $381.3 million, net of non-cash depreciation and amortization, and the negative impact of $9.2 million as a result of changes in net working capital. Net cash provided by operating activities in 2020 primarily reflects net income of $275.9 million, net of non-cash depreciation, amortization, and impairment expenses, and the positive impact of $46.8 million as a result of changes in net working capital.
Investing activities
Net cash used for investing activities was $274.0 million in 2021, which related primarily to capital expenditures of $39.5 million and cash paid for the CIS Global and Vynckier acquisitions of $228.0 million, net of cash acquired. Net cash used for investing activities was $65.0 million in 2020, which primarily related to capital expenditures of $40.0 million and cash paid for the acquisition of WBT of $27.0 million. Capital expenditures are primarily used for expansion of manufacturing facilities, developing new products and general maintenance.
Financing activities
Net cash used for financing activities was $166.8 million in 2021, which primarily related to share repurchases of $111.5 million, dividends paid of $117.7 million and net receipts of revolving long-term debt of $72.1 million. As noted below, in 2021, we issued $300.0 million of 2.750% fixed rate senior notes due 2031, and utilized the proceeds to redeem $300.0 million of 3.950% fixed rate senior notes due 2023. We also settled an outstanding interest rate swap related for $9.6 million related to the debt that was redeemed and incurred $15.2 million of costs related to the early extinguishment of the debt.

Net cash used for financing activities was $272.5 million in 2020, which primarily related to share repurchases of $43.2 million, dividends paid of $119.0 million and net payments of revolving long-term debt of $100.0 million.

Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance” or "Subsidiary Issuer"), a 100-percent owned subsidiary of nVent, issued $300.0 million aggregate principal amount of 3.950% senior notes due 2023 (the "2023 Notes") and $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes").

In November 2021, nVent Finance issued $300.0 million aggregate principal amount of 2.750% fixed rate senior notes due 2031 (the "2031 Notes" and, collectively with the 2028 Notes, the "Notes"). In December 2021, we redeemed the $300 million aggregate principal amount of our 3.950% fixed rate senior notes due 2023. We incurred costs of $15.2 million related to the early extinguishment of the 2023 Notes.

Interest on the 2028 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, and interest on the 2031 Notes is payable semi-annually in arrears on May 15 and November 15 of each year.

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

In September 2021, the Company and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $300.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"), which amended and restated the March 2018 credit agreement. Borrowings under the Term Loan Facility are permitted on a delayed draw basis during the first year of the five-year term of the Term Loan Facility, and borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.

Borrowings under the Senior Credit Facilities bear interest at a rate equal to an adjusted base rate, London Interbank Offered Rate (“LIBOR”), Euro Interbank Offer Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”), plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating.
As of December 31, 2021, the borrowing capacity under the Term Loan Facility on a delayed draw basis was $200.0 million, and the borrowing capacity under the Revolving Credit Facility was $493.3 million.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each, a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance’s election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of December 31, 2021, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.

Share repurchases
On July 23, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2018 Authorization"). On February 19, 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million (the "2019 Authorization"). The 2018 and the 2019 Authorizations expired on July 23, 2021.

On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 upon expiration of the 2018 Authorization and the 2019 Authorization, and expires on July 22, 2024.

During the year ended December 31, 2021, we repurchased 3.5 million of our ordinary shares for $116.1 million under the 2018 Authorization and the 2021 Authorization. As of December 31, 2021, we had $203.9 million available for share repurchases under the 2021 Authorization.

Dividends
Dividends paid per ordinary share were $0.70 for both the years ended December 31, 2021 and 2020.

On December 13, 2021, the Board of Directors declared a quarterly cash dividend of $0.175 that was paid on February 4, 2022 to shareholders of record at the close of business on January 21, 2022. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $30.5 million and $29.4 million at December 31, 2021 and 2020, respectively.

On February 21, 2022, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May
6, 2022 to shareholders of record at the close of business on April 22, 2022.

Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of nVent Electric plc's "distributable reserves" on its statutory balance sheet. nVent Electric plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves of nVent Electric plc are not linked to a generally accepted accounting principles in the United States of America ("GAAP") reported amount (e.g., retained earnings). Our distributable reserve balance was $2.9 billion and $3.1 billion as of December 31, 2021 and 2020, respectively.

Authorized shares
Our authorized share capital consists of 400.0 million ordinary shares with a par value of $0.01 per share.

Material cash requirements
In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt and interest payments, taxes, dividends and share repurchases.

Our material contractual cash requirements as of December 31, 2021 include principal and interest on long-term debt as well as payments for operating lease liabilities. Servicing these obligations includes the following estimated cash outflows from December 31, 2021:

In millions	Within 1 year	Greater than 1 year	Total
Debt obligations	$5.0	$1,000.5	$1,005.5
Interest obligations on fixed-rate debt	31.0	199.4	230.4
Operating lease obligations, net of sublease rentals	20.8	76.3	97.1
Total	$56.8	$1,276.2	$1,333.0

We also incur purchase obligations in the ordinary course of business that are enforceable and legally binding. We have contractual purchase obligations of $84.0 million for 2022, which represent commitments for raw materials to be utilized in the normal course of business for which all significant terms have been confirmed. Contractual purchase obligations beyond 2022 are not material.
The total gross liability for uncertain tax positions at December 31, 2021 was estimated to be $15.6 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of December 31, 2021, we had recorded $2.1 million for the possible payment of penalties and $2.9 million related to the possible payment of interest.
Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Consolidated Statements of Cash Flows, we also measure our free cash flow. Free cash flow is a non-GAAP financial measure that we use to assess our cash flow performance. We believe free cash flow is an important measure of liquidity because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, make acquisitions, repay debt and repurchase shares. In addition, free cash flow is used as a criterion to measure and pay annual incentive compensation. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies.
The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2021	2020
Net cash provided by (used for) operating activities	$373.3	$344.0
Capital expenditures	(39.5)	(40.0)
Proceeds from sale of property and equipment	0.6	2.0
Free cash flow	$334.4	$306.0

COMMITMENTS AND CONTINGENCIES

We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those pertaining to commercial or contractual disputes, product liability, environmental, safety and health, patent infringement and employment matters.

While we believe that a material impact on our consolidated financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material impact. We do and will continue to periodically re-examine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims described in ITEM 8, Note 16 of the Notes to the Consolidated Financial Statements could change in the future.

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
As of December 31, 2021 and 2020, the outstanding value of bonds, letters of credit and bank guarantees totaled $38.2 million and $43.8 million, respectively.
NEW ACCOUNTING STANDARDS
See ITEM 8, Note 1 of the Notes to Consolidated Financial Statements, included in this Form 10-K, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.
CRITICAL ACCOUNTING ESTIMATES

We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Our significant accounting policies are more fully described in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. These judgments are based on our historical experience, terms of existing contracts, our observance of trends in the industry and information available from other outside sources, as appropriate. We consider an accounting estimate to be critical if:
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

Determining the fair value of the reporting units required the use of significant judgment, including assumptions about future revenues and expenses, capital expenditures and changes in working capital and discount rates, which are based on our annual operating plan and long-term business plan. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, including the impacts from the COVID-19 pandemic and growth expectations for the industries and end markets in which the reporting unit participates. The level of judgment and estimation is inherently high. We have evaluated numerous factors and made significant assumptions, which include the severity and duration of the business disruption, the potential impact on customer demand, the timing and degree of economic recovery and ultimately, the combined effect of these assumptions on our future operating results and cash flows. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2027 are projected to grow at a perpetual growth rate of 3.0%.

Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized a discount rate ranging from 10.0% to 11.5% for each reporting unit in determining the discounted cash flows in our fair value analysis.

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

A 10% decrease in the fair values determined in the quantitative impairment assessment for each of the reporting units would not have changed our determination that the fair value of each reporting unit was in excess of its carrying value for 2021.

In 2020, we recognized a pre-tax, non-cash goodwill impairment expense of $212.3 million related to the Thermal Management reporting unit. The impairment resulted in a $21.6 million income tax benefit associated with the proportionate share of tax deductible goodwill. We did not recognize any goodwill impairment expense in 2021 or 2019.

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

The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted average cost of capital. We utilized a royalty rate ranging from 1.0% to 5.5% for each trade name in our fair value analysis.

A 10% decrease in the fair values determined in the quantitative impairment assessment for each of the trade names would not have changed our determination that the fair value of each trade name was in excess of its carrying value for 2021.

In 2020, we recognized pre-tax, non-cash impairment expense of $8.2 million related to trade names. There was no impairment expense recorded in 2021 or 2019 for identifiable intangible assets.

Pension and other post-retirement plans
We sponsor defined-benefit pension plans and a post-retirement health plan. The defined benefit plans cover certain non-U.S. employees and retirees and the pension benefits are based principally on an employee's years of service and/or compensation levels near retirement.

The amounts recognized in our consolidated financial statements related to our defined-benefit pension and other post-retirement plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including: expected return on plan assets, discount rates and rate of increase in future compensation levels. These assumptions are updated annually and are disclosed for our Direct Plans in ITEM 8, Note 12 to the Notes to Consolidated Financial Statements. Differences in actual experience or changes in assumptions may affect our pension and other post-retirement obligations and future expense.

We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in a pre-tax gain of $15.2 million in 2021 and a pre-tax expense of $8.7 million and $27.3 million in 2020 and 2019, respectively. The remaining components of pension expense, including service and interest costs and estimated return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rates on our pension plans ranged from 0.25% to 3.25%, 0.00% to 2.75% and 0.25% to 3.25% in 2021, 2020 and 2019, respectively. The discount rates are determined by matching high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. There are no known or anticipated changes in our discount rate assumptions that will materially impact our pension expense in 2022.
Expected rates of return
The expected rates of return on our pension plan assets ranged from 1.00% to 4.50%, 1.00% to 5.00% and 1.00% to 5.25% in 2021, 2020 and 2019, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader long-term market indices. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.

Sensitivity to changes in key assumptions
A 0.25 percentage point change in the discount rates used to measure our pension and other post-retirement benefit plans is estimated to have an impact on our total projected benefit obligation of approximately $11 million. A 0.25 percentage point change in the assumed rate of return on pension assets or discount rates for our pension and other post-retirement benefit plans is estimated to have no material impact on our ongoing pension expense. These estimates exclude any potential mark-to-market adjustments.

Income taxes
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. We are exposed to various market risks, including changes in interest rates and foreign currency rates. Periodically, we use derivative financial instruments for the purpose of hedging interest rate and currency exposures. The major accounting policies and utilization of these instruments is described more fully in ITEM 8, Note 1 of the Notes to Consolidated Financial Statements.
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

At December 31, 2021 and 2020, we had outstanding foreign currency derivative contracts, including those related to cross currency swaps that qualify as a hedge of future cash flows, with gross notional U.S. dollar equivalent amounts of $482.2 million and $297.3 million, respectively. Changes in the fair value of all derivatives that do not qualify as a hedge of future cash flows are recognized immediately in income. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive income (loss) and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings.

At December 31, 2021 and 2020, we had a gross notional U.S. dollar equivalent amount of $68.1 million and $73.5 million designated as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The hedge is intended to reduce, but will not eliminate, the impact on our financial results of changes in the exchange rate between the Euro and the U.S. dollar. The currency risk related to the net investment hedge is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. The rates used to perform this analysis were based on the market exchange rates in effect on December 31, 2021. A 10% appreciation or depreciation of the U.S. dollar relative to the Euro would result in a $6.2 million net increase or a $7.6 million net decrease, respectively, in Accumulated other comprehensive income (loss). However, these increases or decreases in Accumulated other comprehensive income (loss) would be offset by decreases or increases in the hedged net investments on our balance sheet due to currency translation.
Interest rate risk
Our debt portfolio as of December 31, 2021 was comprised of debt denominated in U.S. dollars. The debt portfolio is comprised of approximately 80% fixed-rate debt and 20% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2021, a 100 basis point increase or decrease in interest rates would result in a $56.0 million decrease or a $60.7 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2021, a 100 basis point increase or decrease in interest rates would result in a $2.0 million increase or decrease in interest incurred.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2021, the Company's internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2021. That attestation report is set forth immediately following this management report.

Beth A. Wozniak	Sara E. Zawoyski
Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
nVent Electric plc
London, United Kingdom
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of nVent Electric plc and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 25, 2022, expressed an unqualified opinion on those financial statements.
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
February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
nVent Electric plc
London, United Kingdom
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of nVent Electric plc and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operation and other comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill - Thermal Management Reporting Unit - Refer to Notes 1 and 6 to the financial statements

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using income and market approaches. The determination of the fair value using an income approach involves the use of a discounted cash flow model that requires management to make significant estimates and assumptions related to future revenues and expenses, projected capital expenditures, changes in working capital and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization (EBITDA) multiples. The goodwill balance for the Thermal Management reporting unit was $714.3 million as of December 31, 2021, and no impairment was recognized as the fair value of the reporting unit exceeded its carrying value as of the measurement date.
Given the significant judgments made by management to estimate the fair value of the reporting unit and the difference between their fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rates, EBITDA multiples, and forecasts of future revenues and operating margins, required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to significant estimates and assumptions for the Thermal Management reporting unit included the following, among others:
•We tested the effectiveness of controls over goodwill, including those over the underlying assumptions to forecast future revenue and operating margins, the selection of the discount rate, and the selection of the EBITDA multiples.
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
•With the assistance of our fair value specialists, we evaluated the discount rate, including testing the underlying source information and the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rate selected by management.
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

/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 25, 2022

We have served as the Company's auditor since 2017.

nVent Electric plc
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years ended December 31
In millions, except per-share data	2021	2020	2019
Net sales	$2,462.0	$1,998.6	$2,204.0
Cost of goods sold	1,520.1	1,249.2	1,338.2
Gross profit	941.9	749.4	865.8
Selling, general and administrative	537.9	447.0	484.5
Research and development	48.6	43.5	48.2
Impairment of goodwill and trade names	—	220.5	—
Operating income	355.4	38.4	333.1
Net interest expense	32.3	36.4	44.7
Loss on early extinguishment of debt	15.2	—	—
Other expense (income)	(12.8)	11.5	31.0
Income (loss) before income taxes	320.7	(9.5)	257.4
Provision for income taxes	47.8	37.7	34.7
Net income (loss)	$272.9	$(47.2)	$222.7
Comprehensive income (loss), net of tax
Net income (loss)	$272.9	$(47.2)	$222.7
Changes in cumulative translation adjustment	4.4	(3.7)	4.8
Changes in market value of derivative financial instruments, net of tax	7.6	7.1	4.4
Comprehensive income (loss)	$284.9	$(43.8)	$231.9
Earnings (loss) per ordinary share
Basic	$1.63	$(0.28)	$1.30
Diluted	$1.61	$(0.28)	$1.29
Weighted average ordinary shares outstanding
Basic	167.9	169.6	171.6
Diluted	169.7	169.6	173.0
See accompanying notes to consolidated financial statements.

nVent Electric plc
Consolidated Balance Sheets

	December 31
In millions, except per-share data	2021	2020
Assets
Current assets
Cash and cash equivalents	$49.5	$122.5
Accounts and notes receivable, net of allowances of $6.7 and $6.2, respectively	438.1	313.8
Inventories	321.9	235.2
Other current assets	102.0	92.9
Total current assets	911.5	764.4
Property, plant and equipment, net	291.1	289.4
Other assets
Goodwill	2,186.7	2,098.2
Intangibles, net	1,143.8	1,105.5
Other non-current assets	141.1	108.6
Total other assets	3,471.6	3,312.3
Total assets	$4,674.2	$4,366.1
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$5.0	$20.0
Accounts payable	261.0	171.1
Employee compensation and benefits	113.9	70.4
Other current liabilities	256.4	188.5
Total current liabilities	636.3	450.0
Other liabilities
Long-term debt	994.2	928.0
Pension and other post-retirement compensation and benefits	208.1	237.9
Deferred tax liabilities	210.3	230.1
Other non-current liabilities	129.2	110.3
Total liabilities	2,178.1	1,956.3
Commitments and Contingencies (Note 16)
Equity
Ordinary shares $0.01 par value, 400.0 million authorized, 166.1 million and 168.2 million issued at December 31, 2021 and 2020, respectively	1.7	1.7
Additional paid-in capital	2,403.1	2,482.6
Retained earnings	174.5	20.7
Accumulated other comprehensive loss	(83.2)	(95.2)
Total equity	2,496.1	2,409.8
Total liabilities and equity	$4,674.2	$4,366.1
See accompanying notes to consolidated financial statements.

nVent Electric plc
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2021	2020	2019
Operating activities
Net income (loss)	$272.9	$(47.2)	$222.7
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	40.9	38.4	35.4
Amortization	67.5	64.2	61.4
Deferred income taxes	(18.8)	(2.9)	(24.6)
Share-based compensation	16.6	13.9	16.1
Loss on early extinguishment of debt	15.2	—	—
Impairment of goodwill and trade names	—	220.5	—
Pension and other post-retirement expense (income)	(9.5)	17.2	36.5
Pension and other post-retirement contributions	(6.5)	(6.8)	(5.8)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(104.2)	28.3	26.6
Inventories	(74.0)	18.3	0.9
Other current assets	(7.6)	21.5	10.2
Accounts payable	73.7	(18.6)	(7.9)
Employee compensation and benefits	43.6	(4.2)	(6.6)
Other current liabilities	59.3	1.5	(16.9)
Other non-current assets and liabilities	4.2	(0.1)	(11.7)
Net cash provided by (used for) operating activities	373.3	344.0	336.3
Investing activities
Capital expenditures	(39.5)	(40.0)	(38.8)
Proceeds from sale of property and equipment	0.6	2.0	6.3
Acquisitions, net of cash acquired	(235.1)	(27.0)	(127.8)
Net cash provided by (used for) investing activities	(274.0)	(65.0)	(160.3)
Financing activities
Net receipts (repayments) of revolving credit facility	72.1	(100.0)	134.6
Proceeds from long-term debt	300.0	—	—
Repayment of long-term debt	(318.7)	(17.5)	(14.1)
Debt issuance costs	(5.4)	—	—
Premium paid on early extinguishment of debt	(15.2)	—	—
Settlement of interest rate swap	9.6	—	—
Dividends paid	(117.7)	(119.0)	(120.7)
Shares issued to employees, net of shares surrendered	20.0	7.2	9.5
Repurchases of ordinary shares	(111.5)	(43.2)	(235.7)
Net cash provided by (used for) financing activities	(166.8)	(272.5)	(226.4)
Effect of exchange rate changes on cash and cash equivalents	(5.5)	9.6	(2.2)
Change in cash and cash equivalents	(73.0)	16.1	(52.6)
Cash and cash equivalents, beginning of year	122.5	106.4	159.0
Cash and cash equivalents, end of year	$49.5	$122.5	$106.4

Supplemental cash flow information
Cash paid for interest, net	$43.0	$47.1	$52.3
Cash paid for income taxes, net	$61.3	$39.2	$60.8
See accompanying notes to consolidated financial statements.

nVent Electric plc
Consolidated Statements of Changes in Equity

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2018	177.2	$1.8	$2,709.7	$83.4	$(107.8)	$2,687.1
Net income	—	—	—	222.7	—	222.7
Other comprehensive income (loss), net of tax	—	—	—	—	9.2	9.2
Dividends declared	—	—	—	(119.4)	—	(119.4)
Share repurchases	(8.9)	(0.1)	(232.6)	—	—	(232.7)
Exercise of options, net of shares tendered for payment	0.9	—	13.1	—	—	13.1
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(3.6)	—	—	(3.6)
Share-based compensation	—	—	16.1	—	—	16.1
Balance - December 31, 2019	169.5	$1.7	$2,502.7	$186.7	$(98.6)	$2,592.5
Net loss	—	—	—	(47.2)	—	(47.2)
Other comprehensive income, net of tax	—	—	—	—	3.4	3.4
Dividends declared	—	—	—	(118.8)	—	(118.8)
Share repurchases	(2.3)	—	(43.2)	—	—	(43.2)
Exercise of options, net of shares tendered for payment	0.7	—	11.3	—	—	11.3
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(4.1)	—	—	(4.1)
Share-based compensation	—	—	15.9	—	—	15.9
Balance - December 31, 2020	168.2	$1.7	$2,482.6	$20.7	$(95.2)	$2,409.8
Net income	—	—	—	272.9	—	272.9
Other comprehensive income, net of tax	—	—	—	—	12.0	12.0
Dividends declared	—	—	—	(119.1)		(119.1)
Share repurchases	(3.5)	—	(116.1)		—	(116.1)
Exercise of options, net of shares tendered for payment	1.2	—	22.9	—	—	22.9
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(2.9)	—	—	(2.9)
Share-based compensation	—	—	16.6	—	—	16.6
Balance - December 31, 2021	166.1	$1.7	$2,403.1	$174.5	$(83.2)	$2,496.1
See accompanying notes to consolidated financial statements.

nVent Electric plc
Notes to consolidated financial statements

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

Separation from Pentair
On April 30, 2018, Pentair plc ("Pentair") completed the separation of its Water business and its Electrical business into two independent, publicly-traded companies (the "separation"). To effect the separation, Pentair distributed to its shareholders one ordinary share of nVent for every ordinary share of Pentair held as of the record date of April 17, 2018. As a result of the distribution, nVent became an independent publicly-traded company and began trading under the symbol "NVT" on the New York Stock Exchange on May 1, 2018.
Basis of presentation
The consolidated financial statements have been prepared in United State ("U.S.") dollars ("USD") and in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany accounts and transactions have been eliminated.

Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year.
Fiscal year
Our fiscal year ends on December 31. We report our interim quarterly periods on a calendar quarter basis.

Use of estimates
The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in these consolidated financial statements and accompanying notes, disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include our accounting for valuation of goodwill and indefinite lived intangible assets, estimated losses on accounts receivable, estimated realizable value on excess and obsolete inventory, over-time revenue recognition, assets acquired and liabilities assumed in acquisitions, contingent liabilities, income taxes and pension and other post-retirement benefits. Actual results could differ from our estimates.
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
When determining whether the customer has obtained control of the goods or services, we consider any future performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Accounting Standards Codification 606 - Revenue from Contracts with Customers. Generally, there is no post-shipment obligation on product sold other than warranty obligations in the normal and ordinary course of business, except where our products are utilized in projects where additional services such as installation are performed.
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
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time accounted for 73%, 75% and 73% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 27%, 25% and 27% of our revenue for the years ended December 31, 2021, 2020 and 2019, respectively. For the majority of our revenue recognized over time, we use

nVent Electric plc
Notes to consolidated financial statements

an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion ("the cost-to-cost method") or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long-term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
We use an output method to measure progress towards completion for certain of our Enclosures businesses, as this method appropriately depicts performance towards satisfaction of the performance obligation. Under the output method, revenue is recognized based on number of units produced.
We apply a practical expedient to expense incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are recorded in Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income (Loss). Further, we do not adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be less than one year.
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
Shipping and handling costs
Amounts billed to customers for shipping and handling activities after the customer obtains control are treated as a promised service performance obligation and recorded in Net sales in the Consolidated Statements of Operations and Comprehensive Income (Loss). Shipping and handling costs incurred by nVent for the delivery of goods to customers are considered a cost to

nVent Electric plc
Notes to consolidated financial statements

fulfill the contract and are included in Cost of goods sold in the Consolidated Statements of Operations and Comprehensive Income (Loss).
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
Research and development
We conduct research and development activities in our own facilities, which consist primarily of the development of new products, product applications and manufacturing processes.

Cash equivalents
We consider highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.

Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts to reduce our receivables balance by the amount that is estimated to be uncollectible from our customers, or the expected loss. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, including write-offs and recoveries, periodic credit evaluations of our customers' financial situation, and current circumstances as well as reasonable and supportable forecasts of future economic conditions. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2021 or 2020.

Inventories
Inventories are stated at the lower of cost or net realizable value with substantially all inventories recorded using the first-in, first-out cost method.

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

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We recorded no material impairment expense in 2021, 2020 or 2019 related to long-lived assets.

nVent Electric plc
Notes to consolidated financial statements

The following table presents geographic Property, plant and equipment, net by region as of December 31:

In millions	2021	2020
U.S. & Canada	$159.1	$159.0
Mexico	37.2	39.6
EMEA (1)	72.1	78.8
Rest of World (2)	22.7	12.0
Consolidated	$291.1	$289.4
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

The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Determining the fair value of the reporting units required the use of significant judgment, including assumptions about future revenues and expenses, capital expenditures and changes in working capital and discount rates, which are based on our annual operating plan and long-term business plan. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, including the impacts from the COVID-19 pandemic and growth expectations for the industries and end markets in which the reporting unit participates. The level of judgment and estimation is inherently high.We have evaluated numerous factors and made significant assumptions, which include the severity and duration of the business disruption, the potential impact on customer demand, the timing and degree of economic recovery and ultimately, the combined effect of these assumptions on our future operating results and cash flows. Inputs used to estimate these fair values included significant unobservable inputs that reflect the Company’s assumptions about the inputs that market participants would use and, therefore, the fair value assessments are classified within Level 3 of the fair value hierarchy defined by the accounting guidance.

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

In 2020, we recognized a pre-tax, non-cash goodwill impairment expense of $212.3 million related to the Thermal Management reporting unit. The impairment resulted in a $21.6 million income tax benefit associated with the proportionate share of tax deductible goodwill. The impairment expense is included in Impairment of goodwill and trade names on the Consolidated Statements of Operations and Comprehensive Income (Loss). There was no impairment expense recorded in 2021 or 2019 related to goodwill.

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

nVent Electric plc
Notes to consolidated financial statements

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

In 2020, we recognized a pre-tax, non-cash impairment expense of $8.2 million related to trade names. The impairment expense was recorded in Impairment of goodwill and trade names in our Consolidated Statements of Operations and Comprehensive Income (Loss). There was no impairment expense recorded in 2021 or 2019 related to identifiable intangible assets.

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

Derivative financial instruments
We recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our Consolidated Balance Sheets. If the derivative is designated and is effective as a cash-flow hedge, the effective portion of changes in the fair value of the derivative are recorded in Accumulated other comprehensive income (loss) ("AOCI") as a separate component of equity in the Consolidated Balance Sheets and are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

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

nVent Electric plc
Notes to consolidated financial statements

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

Adoption of new accounting standards
Effective January 1, 2020, we adopted Accounting Standards Update No. 2017-04, "Intangibles-Goodwill and Other (Topic 350)". The new standard simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment expense for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

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

nVent Electric plc
Notes to consolidated financial statements

2.Revenue

Disaggregation of revenue
We disaggregate our revenue from contracts with customers by geographic location and vertical, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Year ended December 31, 2021
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$792.6	$464.2	$305.5	$1,562.3
Developed Europe (1)	309.4	133.3	125.7	568.4
Developing (2)	125.1	41.7	113.9	280.7
Other Developed (3)	17.7	18.3	14.6	50.6
Total	$1,244.8	$657.5	$559.7	$2,462.0

	Year ended December 31, 2020
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$618.7	$416.1	$260.2	$1,295.0
Developed Europe (1)	238.2	104.8	128.7	471.7
Developing (2)	82.3	33.3	74.1	189.7
Other Developed (3)	13.7	14.9	13.6	42.2
Total	$952.9	$569.1	$476.6	$1,998.6

	Year ended December 31, 2019
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$715.5	$414.7	$351.9	$1,482.1
Developed Europe (1)	212.5	109.3	136.3	458.1
Developing (2)	92.5	42.0	87.7	222.2
Other Developed (3)	13.3	13.6	14.7	41.6
Total	$1,033.8	$579.6	$590.6	$2,204.0
(1) Developed Europe includes Western Europe and Eastern Europe included in European Union.
(2) Developing includes China, Eastern Europe not included in European Union, Latin America, Middle East and Southeast Asia.
(3) Other Developed includes Australia and Japan.
Vertical net sales information was as follows:

	Year ended December 31, 2021
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$739.2	$67.8	$255.4	$1,062.4
Commercial & Residential	143.5	339.2	194.6	677.3
Infrastructure	267.7	223.4	23.4	514.5
Energy	94.4	27.1	86.3	207.8
Total	$1,244.8	$657.5	$559.7	$2,462.0

nVent Electric plc
Notes to consolidated financial statements

	Year ended December 31, 2020
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$582.3	$54.8	$215.6	$852.7
Commercial & Residential	111.1	299.3	161.0	571.4
Infrastructure	187.0	192.0	22.9	401.9
Energy	72.5	23.0	77.1	172.6
Total	$952.9	$569.1	$476.6	$1,998.6

	Year ended December 31, 2019
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$623.2	$58.4	$287.8	$969.4
Commercial & Residential	113.2	311.0	184.1	608.3
Infrastructure	194.0	187.0	26.6	407.6
Energy	103.4	23.2	92.1	218.7
Total	$1,033.8	$579.6	$590.6	$2,204.0
During 2021, based on benchmarking of industry peers and for purposes of how we assess performance, we determined that revenue in our power utilities, datacom and renewables sub-verticals was better aligned with the infrastructure vertical, rather than the industrial, commercial & residential and energy verticals, where it was previously reported. Further, we determined that revenue in our chemical and petrochemical sub-verticals was better aligned with the industrial vertical, rather than the energy vertical, where it was previously reported. For comparability, we have reclassified revenue for the years ended December 31, 2020 and 2019 to conform to the new presentation. This reclassification of revenue by vertical had no impact on our consolidated financial results.

Contract balances
Contract assets and liabilities consisted of the following:

In millions	December 31, 2021	December 31, 2020	$ Change	% Change
Contract assets	$48.9	$45.6	$3.3	7.2%
Contract liabilities	17.8	11.3	6.5	57.5%
Net contract assets	$31.1	$34.3	$(3.2)	(9.3%)

In millions	December 31, 2020	December 31, 2019	$ Change	% Change
Contract assets	$45.6	$69.4	$(23.8)	(34.3%)
Contract liabilities	11.3	13.7	(2.4)	(17.5%)
Net contract assets	$34.3	$55.7	$(21.4)	(38.4%)
The $3.2 million and the $21.4 million decreases in net contract assets in 2021 and 2020, respectively, were primarily the result of timing of milestone payments. The majority of our contract liabilities at December 31, 2020 and 2019 were recognized in revenue as of December 31, 2021 and December 31, 2020, respectively. There were no material impairment losses recognized on our contract assets for the twelve months ended December 31, 2021 and 2020.
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On December 31, 2021, we had $36.1 million of remaining performance obligations on contracts with original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next twelve to eighteen months.

nVent Electric plc
Notes to consolidated financial statements

3.Restructuring
During 2021, 2020 and 2019, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Additionally in 2020, we initiated certain actions in response to the decrease in expected demand attributed to the effects of the COVID-19 pandemic and significant volatility in oil and gas prices. Restructuring initiatives during the years ended December 31, 2021, 2020 and 2019 included a reduction in hourly and salaried headcount of approximately 85, 500 and 400 employees, respectively.
Restructuring related costs included in Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2021	2020	2019
Severance and related costs	$4.9	$15.0	$19.6
Other	3.9	2.7	2.3
Total restructuring costs	$8.8	$17.7	$21.9
Other restructuring costs primarily consist of asset impairment and various contract termination costs.

Restructuring costs by reportable segment were as follows:

	Years ended December 31
In millions	2021	2020	2019
Enclosures	$6.0	$8.5	$5.3
Electrical & Fastening Solutions	0.7	1.0	2.2
Thermal Management	1.4	6.2	6.6
Other	0.7	2.0	7.8
Consolidated	$8.8	$17.7	$21.9
Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2021	2020
Beginning balance	$6.6	$9.5
Costs incurred	4.9	15.0
Cash payments and other	(9.1)	(17.9)
Ending balance	$2.4	$6.6

nVent Electric plc
Notes to consolidated financial statements

4.Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2021	2020	2019
Net income (loss)	$272.9	$(47.2)	$222.7
Weighted average ordinary shares outstanding
Basic	167.9	169.6	171.6
Dilutive impact of stock options, restricted stock units and performance share units	1.8	—	1.4
Diluted	169.7	169.6	173.0
Earnings (loss) per ordinary share
Basic earnings (loss) per ordinary share	$1.63	$(0.28)	$1.30
Diluted earnings (loss) per ordinary share	$1.61	$(0.28)	$1.29
Anti-dilutive stock options excluded from the calculation of diluted earnings (loss) per share	0.6	4.2	2.1
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

On April 1, 2021, we acquired substantially all of the assets of Vynckier Enclosure Systems, Inc. ("Vynckier") for approximately $27.0 million in cash. Vynckier is a U.S. based manufacturer of high-quality non-metallic enclosures that we market as part of the nVent HOFFMAN product line within our Enclosures segment.

The excess purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $13.5 million, substantially all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $6.1 million of definite-lived customer relationships with an estimated useful life of 11 years. The preliminary purchase price allocation is subject to further refinement and may require adjustments to arrive at the final purchase price allocation, primarily related to the impacts associated with income taxes and other accruals.

On June 30, 2021, we acquired CIS Global LLC ("CIS Global") for approximately $202.4 million in cash. The CIS Global business is a leading provider of intelligent rack power distribution and server slides products, and operates within our Enclosures segment. The purchase price was funded primarily through borrowings under our Revolving Credit Facility (as defined in Note 9).

The excess purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $83.3 million, of which $30.9 million is expected to be deductible for income tax purposes.

nVent Electric plc
Notes to consolidated financial statements

Identifiable intangible assets acquired included $78.0 million of definite-lived customer relationships with an estimated useful life of 16 years and $24.5 million of developed technology with an estimated useful life of 9 years to 12 years. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation, primarily related to the impacts associated with income taxes and certain working capital accounts.

The pro forma impact of these acquisitions is not material individually or in the aggregate.

6.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2020	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2021
Enclosures	$332.1	$97.0	$(8.7)	$420.4
Electrical & Fastening Solutions	1,051.9	0.1	—	1,052.0
Thermal Management	714.2	—	0.1	714.3
Total goodwill	$2,098.2	$97.1	$(8.6)	$2,186.7

In millions	December 31, 2019	Acquisitions/ divestitures	Impairment	Foreign currency translation/other	December 31, 2020
Enclosures	$315.4	$6.4	$—	$10.3	$332.1
Electrical & Fastening Solutions	1,038.2	13.7	—	—	1,051.9
Thermal Management	925.5	—	(212.3)	1.0	714.2
Total goodwill	$2,279.1	$20.1	$(212.3)	$11.3	$2,098.2
In 2020, we recognized pre-tax, non-cash impairment expense of $212.3 million related to goodwill in the Thermal Management reporting unit. There was no impairment expense recorded in 2021 or 2019 related to goodwill.
Identifiable intangible assets consisted of the following at December 31:

	2021			2020
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,295.4	$(454.0)	$841.4	$1,214.5	$(389.6)	$824.9
Proprietary technologies and patents	40.8	(11.5)	29.3	16.3	(8.8)	7.5
Total definite-life intangibles	1,336.2	(465.5)	870.7	1,230.8	(398.4)	832.4
Indefinite-life intangibles
Trade names	273.1	—	273.1	273.1	—	273.1
Total intangibles	$1,609.3	$(465.5)	$1,143.8	$1,503.9	$(398.4)	$1,105.5
Identifiable intangible asset amortization expense in 2021, 2020 and 2019 was $67.5 million, $64.2 million and $61.4 million, respectively. In 2020, we recognized pre-tax, non-cash impairment expense of $8.2 million related to trade names. There was no impairment expense recorded in 2021 or 2019 related to trade names.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2022	2023	2024	2025	2026
Estimated amortization expense	$71.1	$70.9	$70.3	$70.3	$70.3

nVent Electric plc
Notes to consolidated financial statements

7.Supplemental Balance Sheet Information

	December 31
In millions	2021	2020
Inventories
Raw materials and supplies	$104.5	$67.3
Work-in-process	33.3	24.4
Finished goods	184.1	143.5
Total inventories	$321.9	$235.2
Other current assets
Contract assets	$48.9	$45.6
Prepaid expenses	49.6	29.8
Prepaid income taxes	2.2	13.4
Other current assets	1.3	4.1
Total other current assets	$102.0	$92.9
Property, plant and equipment, net
Land and land improvements	$39.8	$41.0
Buildings and leasehold improvements	184.5	185.5
Machinery and equipment	488.5	461.4
Construction in progress	25.5	30.3
Total property, plant and equipment	738.3	718.2
Accumulated depreciation and amortization	447.2	428.8
Total property, plant and equipment, net	$291.1	$289.4
Other non-current assets
Deferred compensation plan assets	$21.4	$20.0
Lease right-of-use assets	79.1	45.6
Deferred tax assets	14.6	29.8
Other non-current assets	26.0	13.2
Total other non-current assets	$141.1	$108.6
Other current liabilities
Dividends payable	$30.5	$29.4
Accrued rebates	88.2	40.5
Contract liabilities	17.8	11.3
Accrued taxes payable	32.4	32.8
Current lease liabilities	17.4	14.2
Other current liabilities	70.1	60.3
Total other current liabilities	$256.4	$188.5
Other non-current liabilities
Income taxes payable	$30.3	$31.7
Deferred compensation plan liabilities	21.4	20.0
Non-current lease liabilities	66.5	35.7
Other non-current liabilities	11.0	22.9
Total other non-current liabilities	$129.2	$110.3

nVent Electric plc
Notes to consolidated financial statements

8. Accumulated Other Comprehensive Income (Loss)
Components of AOCI consist of the following at December 31:

In millions	2021	2020
Cumulative translation adjustments	$(99.8)	$(104.2)
Change in market value of derivative financial instruments, net of tax	16.6	9.0
Accumulated other comprehensive income (loss)	$(83.2)	$(95.2)
9.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity year	December 31
	December 31, 2021		2021	2020
Revolving credit facility	1.353%	2026	$106.7	$34.6
Senior notes - fixed rate	2.750%	2031	300.0	—
Senior notes - fixed rate	N/A	Redeemed in 2021	—	300.0
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Term loan facility	1.352%	2026	98.8	117.5
Unamortized issuance costs and discounts	N/A	N/A	(6.3)	(4.1)
Total debt			999.2	948.0
Less: Current maturities and short-term borrowings			(5.0)	(20.0)
Long-term debt			$994.2	$928.0
Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance” or "Subsidiary Issuer"), a 100-percent owned subsidiary of nVent, issued $300.0 million aggregate principal amount of 3.950% senior notes due 2023 (the "2023 Notes") and $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes").

In November 2021, nVent Finance issued $300.0 million aggregate principal amount of 2.750% senior notes due 2031 (the "2031 Notes" and, collectively with the 2028 Notes, the "Notes"). In December 2021, the Company redeemed the $300.0 million aggregate principal amount of the 2023 Notes. We incurred costs of $15.2 million related to the early extinguishment of the 2023 Notes, which was recorded as Loss on the early extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Income (Loss).

Interest on the 2028 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, and interest on the 2031 Notes is payable semi-annually in arrears on May 15 and November 15 of each year.

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

nVent Electric plc
Notes to consolidated financial statements

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

In September 2021, the Company and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $300.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and, together with the Term Loan Facility, the "Senior Credit Facilities" which amended and restated the March 2018 credit agreement. Borrowings under the Term Loan Facility are permitted on a delayed draw basis during the first year of the five-year term of the Term Loan Facility, and borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.

Borrowings under the Senior Credit Facilities bear interest at a rate equal to an adjusted base rate, London Interbank Offered Rate (“LIBOR”), Euro Interbank Offer Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”), plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating.

As of December 31, 2021, the borrowing capacity under the Term Loan Facility on a delayed draw basis was $200.0 million, and the borrowing capacity under the Revolving Credit Facility was $493.3 million.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each, a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance’s election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of December 31, 2021, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding at December 31, 2021, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

In millions	2022	2023	2024	2025	2026	Thereafter	Total
Contractual debt obligation maturities	$5.0	$5.0	$5.7	$7.5	$182.3	$800.0	$1,005.5
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

nVent Electric plc
Notes to consolidated financial statements

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

At December 31, 2021 and 2020, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $180.1 million and $41.8 million, respectively. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income (Loss) was not material for any period presented.

Cross currency swaps
At December 31, 2021 and 2020, we had outstanding cross currency swap agreements with a combined notional amount of $369.1 million and $329.0 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedge, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. At December 31, 2021 and 2020, we had deferred foreign currency gains of $16.7 million and $6.9 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.

Interest rate swaps
We are also exposed to interest rate risk fluctuations in connection with the planned issuance of long-term debt. To manage the volatility related to this exposure, we may use forward starting interest rate swaps to fix a portion of the interest cost associated with anticipated future financings. In 2020, we entered into a forward starting interest rate swap to hedge the variability of cash flows attributable to changes in the benchmark swap interest rate (London Inter-Bank Offer Rate) associated with the anticipated refinancing of the 2023 Notes. The interest rate swap contract had a notional amount of $200 million, and was settled in the fourth quarter of 2021 in conjunction with the issuance of the 2031 Notes. Accordingly, cash flows of $9.6 million relating to the settlement of interest rate swaps hedging the forecasted issuance of debt have been reflected as a component of financing cash flows. The resulting gain from the settlement is deferred to Accumulated other comprehensive loss, and is being reclassified to interest expense over the term of the 2031 Notes (underlying debt). This reclassification of the deferred gain impacts the interest expense recognized on the underlying debt that was hedged, and is therefore reflected as a component of operating cash flows in periods subsequent to settlement.
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
•cross currency swap, foreign currency contract and interest rate swap agreements — fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are observable inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance; and
•deferred compensation plan assets (mutual funds, common/collective trusts and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees) — fair value of mutual funds and cash equivalents are based on quoted market prices in active markets that are classified as Level 1 in the valuation hierarchy defined by the accounting guidance; fair value of common/collective trusts are valued at net asset value ("NAV"), which is based on the fair value of the underlying securities owned by the fund divided by the number of shares outstanding.

nVent Electric plc
Notes to consolidated financial statements

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2021		2020
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$205.5	$205.5	$152.1	$152.1
Fixed rate debt	800.0	866.8	800.0	915.2
Total debt	$1,005.5	$1,072.3	$952.1	$1,067.3

Financial assets and liabilities measured at fair value on a recurring basis at December 31 were as follows:

Recurring fair value measurements	2021
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(1.7)	$—	$—	$(1.7)
Cross currency swap assets	—	9.5	—	—	9.5
Foreign currency contract liabilities	—	(0.2)	—	—	(0.2)
Foreign currency contract assets	—	0.4	—	—	0.4
Deferred compensation plan assets	15.5	—	—	5.9	21.4
Total recurring fair value measurements	$15.5	$8.0	$—	$5.9	$29.4

Recurring fair value measurements	2020
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(14.3)	$—	$—	$(14.3)
Foreign currency contract assets	—	0.9	—	—	0.9
Interest rate swap assets	—	2.1	—	—	2.1
Deferred compensation plan assets	15.6	—	—	4.4	20.0
Total recurring fair value measurements	$15.6	$(11.3)	$—	$4.4	$8.7

nVent Electric plc
Notes to consolidated financial statements

11. Income Taxes
Income (loss) before income taxes consisted of the following:

	Years ended December 31
In millions	2021	2020	2019
Federal (1)	$(23.7)	$(1.7)	$(21.1)
International (2)	344.4	(7.8)	278.5
Income (loss) before income taxes	$320.7	$(9.5)	$257.4
(1)"Federal" reflects U.K. income (loss) before income taxes.
(2)"International" reflects non-U.K. income (loss) before income taxes.
The provision for income taxes consisted of the following:

	Years ended December 31
In millions	2021	2020	2019
Currently payable
International (1)	66.2	51.8	55.6
Total current taxes	66.2	51.8	55.6
Deferred
Federal (2)	$0.1	$0.2	$—
International (1)	(18.5)	(14.3)	(20.9)
Total deferred taxes	(18.4)	(14.1)	(20.9)
Total provision for income taxes	$47.8	$37.7	$34.7
(1)"International" represents non-U.K. taxes.
(2)"Federal" represents U.K. taxes.
Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2021	2020	2019
Federal statutory income tax rate (1)	19.0%	19.0%	19.0%
Tax effect of international operations (2)	(6.7)	153.1	(2.2)
Change in valuation allowances	2.1	(308.0)	(3.6)
Withholding taxes	0.7	(14.3)	0.4
Excess tax benefits on stock-based compensation	(0.2)	1.2	(0.1)
Tax effect of goodwill impairment	—	(247.8)	—
Effective tax rate (3)	14.9%	(396.8%)	13.5%
(1)The statutory rate for 2021, 2020 and 2019 reflects the U.K. statutory rate of 19.0%.
(2)The tax effect of international operations consists of non-U.K. jurisdictions.
(3)The Company's effective tax rate for the period ended December 31, 2020 is negative due to the loss before income taxes, resulting primarily from the impairment of goodwill, compared to the net tax expense recorded for the period.

nVent Electric plc
Notes to consolidated financial statements

Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2021	2020	2019
Beginning balance	$17.1	$17.0	$16.8
Gross increases for tax positions in prior periods	0.5	0.3	0.3
Gross decreases for tax positions in prior periods	(0.9)	(1.4)	(1.3)
Gross increases based on tax positions related to the current year	1.1	1.1	1.8
Gross decreases related to settlements with taxing authorities	(1.4)	(2.5)	(0.2)
Reductions due to statute expiration	(0.3)	(0.5)	(0.1)
Gross increases (decreases) due to currency fluctuations	(0.5)	0.3	(0.3)
Gross increases due to acquisitions	—	2.8	—
Ending balance	$15.6	$17.1	$17.0

We record gross unrecognized tax benefits in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Included in the $15.6 million of total gross unrecognized tax benefits as of December 31, 2021 was $14.3 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2021 may decrease by a range of zero to $1.6 million during 2022, primarily as a result of the resolution of non-U.K. examinations and the expiration of various statutes of limitations.

Based on the outcome of tax examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. A number of tax periods from 2014 to present are under audit by tax authorities in various jurisdictions, including Canada, France, India, and Germany and certain U.S. states. Certain nVent entities are currently subject to IRS audit in the U.S. for 2018 tax periods prior to the separation. We anticipate that several of these audits may be concluded in the foreseeable future.

We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2021 and 2020, we have liabilities of $2.1 million and $2.3 million, respectively, for the possible payment of penalties and $2.9 million and $3.5 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.

For 2021, we consider substantially all foreign earnings to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as "temporary differences." We record the tax effect of these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in future periods) and "deferred tax liabilities" (generally items for which we received a tax deduction but the tax impact has not yet been recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss)).

Deferred taxes were recorded in the Consolidated Balance Sheets at December 31 as follows:

In millions	2021	2020
Other non-current assets	$14.6	$29.8
Deferred tax liabilities	210.3	230.1
Net deferred tax liabilities	$195.7	$200.3

nVent Electric plc
Notes to consolidated financial statements

The tax effects of the major items recorded as deferred tax assets and liabilities at December 31 were as follows:

In millions	2021	2020
Deferred tax assets
Accrued liabilities and reserves	$13.8	$8.5
Pension and other post-retirement compensation and benefits	36.1	41.4
Employee compensation and benefits	22.1	16.1
Tax loss and credit carryforwards	128.2	137.8
Interest limitation	23.9	15.8
Other assets	13.9	10.1
Total deferred tax assets	238.0	229.7
Valuation allowance	147.6	154.5
Deferred tax assets, net of valuation allowance	90.4	75.2
Deferred tax liabilities
Property, plant and equipment	17.6	17.1
Goodwill and other intangibles	246.1	240.2
Other liabilities	22.4	18.2
Total deferred tax liabilities	286.1	275.5
Net deferred tax liabilities	$195.7	$200.3

Included in tax loss and credit carryforwards in the table above is a deferred tax asset of $3.1 million as of December 31, 2021 related to foreign tax credit carryover from the tax period ended December 31, 2017 and related to transition taxes. The entire amount is subject to a valuation allowance. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2027.

As of December 31, 2021, tax loss carryforwards of $471.7 million were available to offset future income. A valuation allowance of $114.3 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses relate to non-U.S. carryforwards which are subject to varying expiration periods. Non-U.S. carryforwards of $381.0 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2022.

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

nVent Electric plc
Notes to consolidated financial statements

Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2021 and 2020:

	Pension plans		Post-retirement health plan
In millions	2021	2020	2021	2020
Change in benefit obligations
Benefit obligation beginning of year	$241.4	$210.8	$18.5	$17.3
Service cost	3.2	6.7	0.1	0.1
Interest cost	2.8	3.5	0.4	0.5
Plan settlements	—	(0.2)	—	—
Actuarial loss (gain)	(12.5)	11.0	(1.2)	1.6
Foreign currency translation	(16.4)	20.6	—	—
Benefits paid	(5.1)	(6.8)	(0.9)	(1.0)
Plan curtailment gain	—	(4.2)	—	—
Benefit obligation end of year	$213.4	$241.4	$16.9	$18.5
Change in plan assets
Fair value of plan assets beginning of year	$31.2	$28.7	$—	$—
Actual return on plan assets	2.4	1.9	—	—
Company contributions	5.6	5.7	0.9	1.1
Plan settlements	—	(0.3)	—	—
Foreign currency translation	(1.0)	2.0	—	—
Benefits paid	(5.1)	(6.8)	(0.9)	(1.1)
Fair value of plan assets end of year	$33.1	$31.2	$—	$—
Funded status
Fair value of plan assets end of year	$33.1	$31.2	$—	$—
Benefit obligation end of year	213.4	241.4	16.9	18.5
Benefit obligations in excess of the fair value of plan assets	$(180.3)	$(210.2)	$(16.9)	$(18.5)

In 2020, we amended a defined benefit pension plan in Germany, which triggered a curtailment and required a remeasurement of the benefit obligation. The remeasurement resulted in a curtailment gain (decrease in the benefit obligation) of $4.2 million, which is reflected in Other expense in the Consolidated Statements of Operations and Comprehensive Income (Loss).

The actuarial gain during 2021 is primarily attributable to the increase in discount rates from 2020.
Amounts recorded in the Consolidated Balance Sheets at December 31 were as follows:

	Pension plans		Post-retirement health plan
In millions	2021	2020	2021	2020
Other non-current assets	$4.2	$2.1	$—	$—
Current liabilities	(4.2)	(4.3)	—	(1.2)
Non-current liabilities	(180.3)	(208.0)	(16.9)	(17.3)
Benefit obligations in excess of the fair value of plan assets	$(180.3)	$(210.2)	$(16.9)	$(18.5)
The accumulated benefit obligation for all defined benefit plans was $208.5 million and $234.9 million at December 31, 2021 and 2020, respectively.

nVent Electric plc
Notes to consolidated financial statements

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2021	2020	2021	2020
Projected benefit obligation	$200.4	$227.7	$199.3	$227.7
Fair value of plan assets	15.9	15.3	14.9	15.3
Accumulated benefit obligation	N/A	N/A	194.6	221.2
Components of net periodic benefit expense for our pension plans were as follow for the years ended December 31:

In millions	2021	2020	2019
Service cost	$3.2	$6.7	$5.9
Interest cost	2.8	3.5	4.0
Expected return on plan assets	(1.1)	(1.3)	(1.1)
Net actuarial loss (gain)	(13.7)	10.3	25.4
Plan curtailment gain	—	(4.2)	—
Net periodic benefit expense (income)	$(8.8)	$15.0	$34.2
Components of net periodic benefit expense for our post-retirement plan for the years ended December 31, 2021, 2020 and 2019, were not material.
Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension plans			Post-retirement health plan
Percentages	2021	2020	2019	2021	2020	2019
Discount rate	1.55%	1.26%	1.54%	2.65%	2.17%	3.08%
Rate of compensation increase	2.96%	2.96%	2.97%	—%	—%	—%

Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31 were as follows:

	Pension plans			Post-retirement health plan
Percentages	2021	2020	2019	2021	2020	2019
Discount rate	1.26%	1.54%	2.25%	2.17%	3.08%	4.10%
Expected long-term return on plan assets	3.64%	3.91%	4.15%	—%	—%	—%
Rate of compensation increase	2.96%	2.97%	2.97%	—%	—%	—%
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
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rates on our pension plans ranged from 0.25% to 3.25%, 0.00% to 2.75% and 0.25% to 3.25% in 2021, 2020 and 2019, respectively. The discount rates are determined by matching high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. There are no known or anticipated changes in our discount rate assumptions that will materially impact our pension expense in 2022.

nVent Electric plc
Notes to consolidated financial statements

Expected rates of return
The expected rates of return on our pension plan assets ranged from 1.00% to 4.50%, 1.00% to 5.00% and 1.00% to 5.25% in 2021, 2020 and 2019, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
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
Asset allocation
The majority of our pension plan assets are invested in fixed income and equity securities which is consistent with our investment policy goals. Actual investments for our pension plans as of December 31 were as follows:

	Actual
Percentages	2021	2020
Equity securities	47%	43%
Fixed income	38%	41%
Alternative investments	12%	12%
Cash equivalents	3%	4%

Fair value measurement
The fair values of our pension plan assets as of December 31 were as follows:

In millions	2021	2020
Cash equivalents	$1.0	$1.3
Fixed income:
Corporate and Non U.S. government	12.5	12.7
Other investments (alternative investments)	4.1	3.8
Total investments at fair value	$17.6	$17.8
Investments measured at net asset value (equity securities)	15.5	13.4
Total	$33.1	$31.2

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
Cash flows
Contributions
Pension and post-retirement plan contributions totaled $6.5 million and $6.8 million in 2021 and 2020, respectively. The 2022 expected contributions will equal or exceed our minimum funding requirements of $6.9 million.

nVent Electric plc
Notes to consolidated financial statements

Estimated future benefit payments
The following benefit payments, which reflect expected future service or payout from termination, as appropriate, are expected to be paid by the plans in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

In millions	Pension plans	Post-retirement health plan
2022	$5.4	$1.2
2023	5.4	1.2
2024	5.9	1.2
2025	7.2	1.1
2026	6.5	1.1
2027-2031	41.3	4.9
Savings plan
nVent is the plan sponsor of a 401(k) retirement plan (nVent Management Company Retirement Savings and Incentive Plan or "401(k) plan") and employee share ownership plan (nVent Electric plc Employee Stock Purchase and Bonus Plan). The 401(k) plan covers certain union and all non-union U.S. employees who met certain age requirements. Under the 401(k) plan, eligible U.S. employees could voluntarily contribute a percentage of their eligible compensation and we match contributions made by employees who met certain eligibility and service requirements. During 2019 and the first half of 2020, the matching contribution was 100% of eligible employee contributions for the first 5% of eligible contributions contributed as pre-tax contribution. In response to the adverse effects of the COVID-19 pandemic, effective July 1, 2020, the employer matching contributions were reduced to 50% of the first 5% of eligible compensation contributed as pre-tax contribution. On January 1, 2021, the Company increased the employer matching contributions to 60% of the first 5% of eligible compensation, and on July 1, 2021, the Company increased the employer matching contributions back to 100% of the first 5% of eligible compensation. Expense for the 401(k) plan was $8.6 million, $8.8 million, and $10.9 million in 2021, 2020, and 2019, respectively.

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

During the year ended December 31, 2021, we repurchased 3.5 million of our ordinary shares for $116.1 million under the 2018 Authorization and the 2021 Authorization. During the year ended December 31, 2020, we repurchased 2.3 million of our ordinary shares for $43.2 million under the 2018 Authorization. As of December 31, 2021 and 2020, outstanding share repurchases recorded in Other current liabilities were $4.6 million and zero, respectively.

As of December 31, 2021, we had $203.9 million available for repurchases under the 2021 Authorization.
Dividends
Dividends paid per ordinary share were $0.70 for both the years ended December 31, 2021 and 2020.

On December 13, 2021, the Board of Directors declared a quarterly cash dividend of $0.175 that was paid on February 4, 2022 to shareholders of record at the close of business on January 21, 2022. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $30.5 million and $29.4 million at December 31, 2021 and 2020, respectively.

On February 21, 2022, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May
6, 2022 to shareholders of record at the close of business on April 22, 2022.

nVent Electric plc
Notes to consolidated financial statements

14.Segment Information
We classify our operations into the following business segments based primarily on types of products offered and markets served:
•Enclosures — The Enclosures segment provides innovative solutions to connect, protect, power and cool critical controls systems, electronics, data and electrical equipment. From metallic and non-metallic enclosures to cabinets, subracks and backplanes, it offers the physical infrastructure to host, connect and protect server and network equipment, as well as indoor and outdoor protection for test and measurement and aerospace and defense applications in industrial, infrastructure, commercial and energy verticals.

•Electrical & Fastening Solutions — The Electrical & Fastening Solutions segment provides solutions that connect and protect electrical and mechanical systems and civil structures. Its engineered electrical and fastening products are innovative cost efficient and time saving connections that are used across a wide range of verticals, including commercial, industrial, infrastructure and energy.

•Thermal Management — The Thermal Management segment provides electric thermal solutions that connect and protect critical buildings, infrastructure, industrial processes and people. Its thermal management systems include heat tracing, floor heating, fire-rated and specialty wiring, sensing and snow melting and de-icing solutions for use in industrial, commercial & residential, energy and infrastructure verticals. It's highly reliable and easy to install solutions lower total cost of ownership to building owners, facility managers, operators and end users.

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

nVent Electric plc
Notes to consolidated financial statements

Financial information by reportable segment is included in the following summary:

	Net sales			Segment income (loss)
In millions	2021	2020	2019	2021	2020	2019
Enclosures	$1,244.8	$952.9	$1,033.8	$202.1	$148.5	$181.3
Electrical & Fastening Solutions	657.5	569.1	579.6	181.5	150.2	149.7
Thermal Management	559.7	476.6	590.6	121.2	93.9	145.3
Other	—	—	—	(69.0)	(45.0)	(52.0)
Consolidated	$2,462.0	$1,998.6	$2,204.0	$435.8	$347.6	$424.3
No customer accounted for more than 10% of net sales in 2021, 2020 or 2019.

	Identifiable assets			Depreciation
In millions	2021	2020	2019	2021	2020	2019
Enclosures	$1,192.9	$785.9	$787.0	$19.4	$18.4	$16.1
Electrical & Fastening Solutions	2,121.6	2,111.8	2,129.3	10.1	10.2	9.1
Thermal Management	1,275.3	1,271.3	1,543.7	7.2	7.0	7.9
Other	84.4	197.1	180.3	4.2	2.8	2.3
Consolidated	$4,674.2	$4,366.1	$4,640.3	$40.9	$38.4	$35.4

	Capital expenditures
In millions	2021	2020	2019
Enclosures	$18.3	$17.7	$15.3
Electrical & Fastening Solutions	11.6	10.7	13.3
Thermal Management	5.3	6.2	6.8
Other	4.3	5.4	3.4
Consolidated	$39.5	$40.0	$38.8
The following table presents a reconciliation of consolidated segment income to consolidated income (loss) before income taxes for the years ended December 31:

In millions	2021	2020	2019
Segment income	$435.8	$347.6	$424.3
Impairment of goodwill	—	(212.3)	—
Impairment of trade names	—	(8.2)	—
Loss on early extinguishment of debt	(15.2)	—	—
Restructuring and other	(8.8)	(22.0)	(24.2)
Intangible amortization	(67.5)	(64.2)	(61.4)
Pension and other post-retirement mark-to-market gain (loss)	15.1	(8.7)	(27.3)
Acquisition transaction and integration costs	(4.1)	(2.5)	(2.4)
Inventory step-up amortization	—	—	(3.2)
Interest expense, net	(32.3)	(36.4)	(44.7)
Other expense	(2.3)	(2.8)	(3.7)
Income (loss) before income taxes	$320.7	$(9.5)	$257.4

nVent Electric plc
Notes to consolidated financial statements

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
During the years ended December 31, 2021, 2020 and 2019, rent expense was $19.9 million, $20.3 million, and $19.8 million, respectively, primarily related to operating lease costs. Costs associated with short-term leases, variable rent and subleases were immaterial.
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

	December 31, 2021	December 31, 2020
Weighted average remaining lease term
Operating leases	6 years	5 years
Weighted average discount rate
Operating leases	4.0%	3.5%
Future lease payments under non-cancelable operating leases as of December 31, 2021 were as follows:

In millions
2022	$20.8
2023	17.1
2024	14.3
2025	12.3
2026	11.1
Thereafter	21.5
Total lease payments	97.1
Less imputed interest	(13.2)
Total reported lease liability	$83.9
Supplemental cash flow information related to operating leases was as follows:

	Year ended December 31
In millions	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$22.1	$17.4
Lease right-of-use assets obtained in exchange for new lease liabilities	49.3	16.2

nVent Electric plc
Notes to consolidated financial statements

Supplemental balance sheet information related to operating leases as of December 31 was as follows:

In millions	Classification	2021	2020
Assets
Lease right-of-use assets	Other non-current assets	$79.1	$45.6
Liabilities
Current lease liabilities	Other current liabilities	$17.4	$14.2
Non-current lease liabilities	Other non-current liabilities	66.5	35.7
Total lease liabilities		$83.9	$49.9
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of December 31, 2021 and 2020 was not material.

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
As of December 31, 2021 and 2020, the outstanding value of bonds, letters of credit and bank guarantees totaled $38.2 million and $43.8 million, respectively.
Other matters
We are subject to disputes, administrative proceedings and other claims arising out of the normal conduct of our business. These matters generally relate to disputes arising out of the use or installation of our products, product liability litigation, personal injury claims, commercial and contract disputes and employment related matters. On the basis of information currently available, management does not believe that existing proceedings and claims will have a material impact on our consolidated financial statements. However, litigation is unpredictable, and we could incur judgments or enter into settlements for current or future claims that could adversely affect our financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2021, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2021 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.   OTHER INFORMATION
None.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2022 annual general meeting of shareholders under the captions "Proposal 1 Elect Director Nominees" and "Corporate Governance Matters," and is incorporated herein by reference.
Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption "Information About Our Executive Officers."
Our Board of Directors adopted nVent's Code of Business Conduct and Ethics and designated it as the code of ethics for the Company's Chief Executive Officer and senior financial officers. The Code of Business Conduct and Ethics also applies to all employees and directors in accordance with New York Stock Exchange Listing Standards. We have posted a copy of nVent's Code of Business Conduct and Ethics on our website at https://investors.nvent.com/corporate-governance/. We intend to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendments to or waivers from, nVent's Code of Business Conduct and Ethics by posting such information on our website at https://investors.nvent.com/corporate-governance/.
We are not including the information contained on our website as part of, or incorporating it by reference into, this report.
ITEM 11.  EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2022 annual general meeting of shareholders under the captions "Corporate Governance Matters - Director Compensation," "Compensation and Human Capital Committee Report," "Compensation Discussion and Analysis," and "Executive Compensation Tables" and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2022 annual general meeting of shareholders under the caption "Security Ownership" and is incorporated herein by reference.
The following table summarizes, as of December 31, 2021, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2018 Omnibus Incentive Plan	5,776,053	(1)	$25.00	(2)	13,155,453	(3)
Total	5,776,053		$25.00		13,155,453
(1)Consists of 3,495,440 shares subject to stock options, 1,414,721 shares subject to restricted stock units and 865,892 shares subject to performance share awards.
(2)Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units or performance share units.
(3)Represents securities remaining available for issuance under the 2018 Omnibus Incentive Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2022 annual general meeting of shareholders under the captions "Proposal 1 Re-elect Director Nominees - Director Independence" and "Corporate Governance Matters - The Board's Role and Responsibilities - Policies and Procedures Regarding Related Person Transactions" and is incorporated herein by reference.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2022 annual general meeting of shareholders under the caption "Proposal 4 Ratify, by Non-Binding Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditor of nVent Electric plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditor's Remuneration" and is incorporated herein by reference. Deloitte & Touche LLP (PCAOB ID no. 34) is our principal accountant.

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
(2) Exhibits
The exhibits of this Annual Report on Form 10-K included herein are set forth below.

Exhibit Number	Exhibit

3.1	Amended and Restated Memorandum and Articles of Association of nVent Electric plc (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 of nVent Electric plc filed with the Commission on December 31, 2018 (File No. 333-224555)).

4.1	Indenture, dated as of March 26, 2018, among nVent Finance S.à r.l, nVent Electric plc, Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on March 26, 2018 (File No. 001-38265)).

4.2	Second Supplemental Indenture, dated as of March 26, 2018, among nVent Finance S.à r.l, nVent Electric plc, Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to Amendment No. 4 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on March 26, 2018 (File No. 001-38265)).

4.3
Third Supplemental Indenture, dated as of April 30, 2018, among nVent Finance S.à r.l, nVent Electric plc and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).

4.4
Fourth Supplemental Indenture, dated as of November 23, 2021, among nVent Finance S.à r.l, nVent Electric plc and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on November 23, 2021 (File No. 001-38265)).

4.5
Amended and Restated Credit Agreement, dated as of September 24, 2021, among nVent Electric plc, nVent Finance S.à r.l., Hoffman Schroff Holdings, Inc., the other affiliate borrowers from time to time party thereto and the lenders and agents party thereto (incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on September 30, 2021 (File No. 001-38265)).

4.6	Description of Securities (incorporated by reference to Exhibit 4.7 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 25, 2020 (File No. 001-38265)).

10.1	nVent Electric plc 2018 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A of nVent Electric plc filed with the Commission on March 31, 2020 (File No. 001-38265)).*

10.2	Form of Executive Officer Stock Option Award Agreement (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.3	Form of Executive Officer Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.4	Form of Executive Officer Performance Stock Unit Award Agreement (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.5	Description of nVent Electric plc Management Incentive Plan (incorporated by reference to Exhibit 10.5 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 31, 2020 (File No. 001-38265)).*

10.6	Form of Non-Employee Director Restricted Stock Unit Award Agreement.*

10.7	Form of Key Executive Employment and Severance Agreement for Beth A. Wozniak, Michael B. Faulconer, Lynnette R. Heath, Jon D. Lammers, Aravind Padmanabhan, Joseph A. Ruzynski, Randolph A. Wacker, and Sara E. Zawoyski (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.8	nVent Electric plc Employee Stock Purchase and Bonus Plan, as amended and restated January 1, 2021 (incorporated by reference to Exhibit 10.8 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 23, 2021 (File No. 001-38265)).*

10.9	nVent Management Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.10	nVent Electric plc Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.10 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.11	nVent Management Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.12	Flow Control Supplemental Savings and Retirement Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.13	Form of Deed of Indemnification for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.14	Form of Indemnification Agreement for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

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

10.18	nVent Electric plc Non-Employee Director Compensation Policy.*

10.19
nVent Management Company Severance Plan for Executives effective March 1, 2019, as amended effective December 9, 2019 (incorporated by reference to Exhibit 10.19 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 25, 2020 (File No. 001-38265)).*

10.20
Form of Executive Officer Performance Stock Unit Award Agreement with Stock Price Vesting (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on April 29, 2021 (File No. 001-38265)).*

21	List of nVent Electric plc subsidiaries.

22	Guarantors and Subsidiary Issuers of Guaranteed Securities.

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from nVent Electric plc's Annual Report on Form 10-K for the year ended December 31, 2020 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021, 2020 and 2019, (ii) the Consolidated Balance Sheets as of December 31, 2021 and 2020, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019 and (v) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.
ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2022.

NVENT ELECTRIC PLC

By	/s/ Sara E. Zawoyski
Sara E. Zawoyski
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 25, 2022.

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
Greg Scheu
*	Director
Jacqueline Wright

*By	/s/ Jon D. Lammers
Jon D. Lammers
Attorney-in-fact