Form 10-Q
period 2022-03-31
nVent Electric plc
filed 2022-04-29
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 31, 2022, 166,346,978 shares of Registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended
In millions, except per-share data	March 31, 2022	March 31, 2021
Net sales	$694.7	$548.9
Cost of goods sold	447.4	339.9
Gross profit	247.3	209.0
Selling, general and administrative	142.0	117.2
Research and development	15.2	11.4
Operating income	90.1	80.4
Net interest expense	7.2	8.1
Other expense	0.6	0.6
Income before income taxes	82.3	71.7
Provision for income taxes	14.5	6.3
Net income	$67.8	$65.4
Comprehensive income, net of tax
Net income	$67.8	$65.4
Changes in cumulative translation adjustment	3.0	3.0
Changes in market value of derivative financial instruments, net of tax	(3.7)	19.3
Comprehensive income	$67.1	$87.7
Earnings per ordinary share
Basic	$0.41	$0.39
Diluted	$0.40	$0.39
Weighted average ordinary shares outstanding
Basic	166.2	167.7
Diluted	168.2	168.8
Cash dividends paid per ordinary share	$0.175	$0.175
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2022	December 31, 2021
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$51.1	$49.5
Accounts and notes receivable, net of allowances of $7.9 and $6.7, respectively	441.7	438.1
Inventories	348.3	321.9
Other current assets	123.8	102.0
Total current assets	964.9	911.5
Property, plant and equipment, net	287.5	291.1
Other assets
Goodwill	2,185.2	2,186.7
Intangibles, net	1,125.8	1,143.8
Other non-current assets	140.2	141.1
Total other assets	3,451.2	3,471.6
Total assets	$4,703.6	$4,674.2
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$5.0	$5.0
Accounts payable	263.7	261.0
Employee compensation and benefits	84.7	113.9
Other current liabilities	234.9	256.4
Total current liabilities	588.3	636.3
Other liabilities
Long-term debt	1,040.8	994.2
Pension and other post-retirement compensation and benefits	204.1	208.1
Deferred tax liabilities	210.0	210.3
Other non-current liabilities	126.5	129.2
Total liabilities	2,169.7	2,178.1
Equity
Ordinary shares $0.01 par value, 400.0 authorized, 166.3 and 166.1 issued at March 31, 2022 and December 31, 2021, respectively	1.7	1.7
Additional paid-in capital	2,402.8	2,403.1
Retained earnings	213.3	174.5
Accumulated other comprehensive loss	(83.9)	(83.2)
Total equity	2,533.9	2,496.1
Total liabilities and equity	$4,703.6	$4,674.2
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2022	March 31, 2021
Operating activities
Net income	$67.8	$65.4
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	10.7	9.7
Amortization	17.8	15.9
Deferred income taxes	(0.1)	(1.5)
Share-based compensation	6.6	(0.2)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(5.5)	(42.2)
Inventories	(29.1)	(6.2)
Other current assets	(22.7)	(12.6)
Accounts payable	6.3	10.1
Employee compensation and benefits	(28.4)	7.1
Other current liabilities	(16.9)	2.5
Other non-current assets and liabilities	—	1.9
Net cash provided by (used for) operating activities	6.5	49.9
Investing activities
Capital expenditures	(11.1)	(9.9)
Proceeds from sale of property and equipment	1.9	0.1
Acquisitions, net of cash acquired	—	(3.9)
Net cash provided by (used for) investing activities	(9.2)	(13.7)
Financing activities
Net receipts of revolving long-term debt	47.8	—
Repayments of long-term debt	(1.4)	(5.0)
Dividends paid	(29.0)	(29.4)
Shares issued to employees, net of shares withheld	(3.0)	2.0
Repurchases of ordinary shares	(8.5)	(20.0)
Net cash provided by (used for) financing activities	5.9	(52.4)
Effect of exchange rate changes on cash and cash equivalents	(1.6)	(1.4)
Change in cash and cash equivalents	1.6	(17.6)
Cash and cash equivalents, beginning of period	49.5	122.5
Cash and cash equivalents, end of period	$51.1	$104.9
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2021	166.1	$1.7	$2,403.1	$174.5	$(83.2)	$2,496.1
Net income	—	—	—	67.8	—	67.8
Other comprehensive loss, net of tax	—	—	—	—	(0.7)	(0.7)
Dividends declared	—	—	—	(29.0)	—	(29.0)
Share repurchases	(0.1)	—	(3.9)	—	—	(3.9)
Exercise of options, net of shares tendered for payment	—	—	1.4	—	—	1.4
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(4.4)	—	—	(4.4)
Share-based compensation	—	—	6.6	—	—	6.6
March 31, 2022	166.3	$1.7	$2,402.8	$213.3	$(83.9)	$2,533.9

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2020	168.2	$1.7	$2,482.6	$20.7	$(95.2)	$2,409.8
Net income	—	—	—	65.4	—	65.4
Other comprehensive income, net of tax	—	—	—	—	22.3	22.3
Dividends declared	—	—	—	(29.4)	—	(29.4)
Share repurchases	(0.9)	—	(20.0)	—	—	(20.0)
Exercise of options, net of shares tendered for payment	0.2	—	4.1	—	—	4.1
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(2.0)	—	—	(2.0)
Share-based compensation	—	—	(0.2)	—	—	(0.2)
March 31, 2021	167.7	$1.7	$2,464.5	$56.7	$(72.9)	$2,450.0
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
We are responsible for the unaudited condensed consolidated financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Revenues, expenses, cash flows, assets and liabilities can and do vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be indicative of those for a full year.
In March 2020, the World Health Organization declared novel coronavirus 2019 (“COVID-19”) a pandemic. The effects of the COVID-19 pandemic have had and may continue to have an unfavorable impact on our business. The broader implication of COVID-19 on our results of operations and overall financial performance remains uncertain. We may experience changes in customer demand or constrained supply that could materially adversely impact our business, financial condition, results of operations and overall financial performance in future periods.

2.Revenue
Disaggregation of revenue
We disaggregate our revenue from contracts with customers by geographic location and vertical for each of our segments, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended March 31, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$236.6	$137.9	$87.2	$461.7
Developed Europe (1)	81.3	34.7	33.0	149.0
Developing (2)	36.9	10.9	22.4	70.2
Other Developed (3)	4.6	4.1	5.1	13.8
Total	$359.4	$187.6	$147.7	$694.7

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

	Three months ended March 31, 2021
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$175.7	$103.9	$63.8	$343.4
Developed Europe (1)	73.4	30.8	30.5	134.7
Developing (2)	24.4	9.0	27.0	60.4
Other Developed (3)	3.5	4.2	2.7	10.4
Total	$277.0	$147.9	$124.0	$548.9

(1) Developed Europe includes Western Europe and Eastern Europe included in European Union.
(2) Developing includes China, Eastern Europe not included in European Union, Latin America, Middle East and Southeast Asia.
(3) Other Developed includes Australia and Japan.
Vertical net sales information was as follows:

	Three months ended March 31, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$209.4	$19.2	$72.6	$301.2
Commercial & Residential	40.3	95.8	46.6	182.7
Infrastructure	80.3	65.1	5.0	150.4
Energy	29.4	7.5	23.5	60.4
Total	$359.4	$187.6	$147.7	$694.7

	Three months ended March 31, 2021
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$172.1	$15.4	$50.6	$238.1
Commercial & Residential	28.6	77.6	46.0	152.2
Infrastructure	55.6	48.9	4.3	108.8
Energy	20.7	6.0	23.1	49.8
Total	$277.0	$147.9	$124.0	$548.9

Contract balances
Contract assets and liabilities consisted of the following:

In millions	March 31, 2022	December 31, 2021	$ Change	% Change
Contract assets	$53.5	$48.9	$4.6	9.4%
Contract liabilities	18.6	17.8	0.8	4.5%
Net contract assets	$34.9	$31.1	$3.8	12.2%
The $3.8 million increase in net contract assets from December 31, 2021 to March 31, 2022 was primarily the result of timing of milestone payments. The majority of our contract liabilities at December 31, 2021 were recognized in revenue during the three months ended March 31, 2022. There were no material impairment losses recognized on our contract assets for the three months ended March 31, 2022 and 2021.
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On March 31, 2022, we had $33.1 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

3.Restructuring
During the three months ended March 31, 2022 and the year ended December 31, 2021, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
Restructuring related costs included in Selling, general and administrative expense in the Condensed Consolidated Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021
Severance and related costs	$2.0	$0.2
Other	—	0.6
Total restructuring costs	$2.0	$0.8
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021
Enclosures	$0.2	$1.0
Electrical & Fastening Solutions	—	0.2
Thermal Management	—	0.2
Other	1.8	(0.6)
Total	$2.0	$0.8
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021
Beginning balance	$2.4	$6.6
Costs incurred	2.0	0.2
Cash payments and other	(2.2)	(3.2)
Ending balance	$2.2	$3.6

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 31, 2022	March 31, 2021
Net income	$67.8	$65.4
Weighted average ordinary shares outstanding
Basic	166.2	167.7
Dilutive impact of stock options, restricted stock units and performance share units	2.0	1.1
Diluted	168.2	168.8
Earnings per ordinary share
Basic earnings per ordinary share	$0.41	$0.39
Diluted earnings per ordinary share	$0.40	$0.39
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.2	2.0

5.Acquisitions
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

The pro forma impact of these acquisitions is not material individually or in the aggregate.

6.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2021	Acquisitions/ divestitures	Foreign currency translation/other	March 31, 2022
Enclosures	$420.4	$—	$(2.5)	$417.9
Electrical & Fastening Solutions	1,052.0	—	—	1,052.0
Thermal Management	714.3	—	1.0	715.3
Total goodwill	$2,186.7	$—	$(1.5)	$2,185.2

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

Identifiable intangible assets consisted of the following:

	March 31, 2022			December 31, 2021
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,295.4	$(471.1)	$824.3	$1,295.4	$(454.0)	$841.4
Proprietary technology and patents	40.8	(12.4)	28.4	40.8	(11.5)	29.3
Total definite-life intangibles	1,336.2	(483.5)	852.7	1,336.2	(465.5)	870.7
Indefinite-life intangibles
Trade names	273.1	—	273.1	273.1	—	273.1
Total intangibles	$1,609.3	$(483.5)	$1,125.8	$1,609.3	$(465.5)	$1,143.8

Identifiable intangible asset amortization expense was $17.8 million and $15.9 million for the three months ended March 31, 2022 and 2021, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2022 and the next five years is as follows:

	Q2-Q4
In millions	2022	2023	2024	2025	2026	2027
Estimated amortization expense	$53.3	$70.9	$70.2	$70.2	$70.2	$70.2

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

7.Supplemental Balance Sheet Information

In millions	March 31, 2022	December 31, 2021
Inventories
Raw materials and supplies	$119.9	$104.5
Work-in-process	38.7	33.3
Finished goods	189.7	184.1
Total inventories	$348.3	$321.9
Other current assets
Contract assets	$53.5	$48.9
Prepaid expenses	61.6	49.6
Prepaid income taxes	5.1	2.2
Other current assets	3.6	1.3
Total other current assets	$123.8	$102.0
Property, plant and equipment, net
Land and land improvements	$38.9	$39.8
Buildings and leasehold improvements	181.9	184.5
Machinery and equipment	493.2	488.5
Construction in progress	25.1	25.5
Total property, plant and equipment	739.1	738.3
Accumulated depreciation and amortization	451.6	447.2
Total property, plant and equipment, net	$287.5	$291.1
Other non-current assets
Deferred compensation plan assets	$19.0	$21.4
Lease right-of-use assets	79.1	79.1
Deferred tax assets	14.3	14.6
Other non-current assets	27.8	26.0
Total other non-current assets	$140.2	$141.1
Other current liabilities
Dividends payable	$30.0	$30.5
Accrued rebates	57.6	88.2
Contract liabilities	18.6	17.8
Accrued taxes payable	30.7	32.4
Current lease liabilities	17.4	17.4
Other current liabilities	80.6	70.1
Total other current liabilities	$234.9	$256.4
Other non-current liabilities
Income taxes payable	$30.2	$30.3
Deferred compensation plan liabilities	19.0	21.4
Non-current lease liabilities	66.8	66.5
Other non-current liabilities	10.5	11.0
Total other non-current liabilities	$126.5	$129.2

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

At March 31, 2022 and December 31, 2021, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $163.4 million and $180.1 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Income and Comprehensive Income was not material for any period presented.

Cross currency swaps
At March 31, 2022 and December 31, 2021, we had outstanding cross currency swap agreements with a combined notional amount of $360.6 million and $369.1 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. At March 31, 2022 and December 31, 2021, we had deferred foreign currency gains of $12.9 million and $16.7 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.

Interest rate swaps
We are also exposed to interest rate risk fluctuations in connection with the planned issuance of long-term debt. To manage the volatility related to this exposure, we may use forward starting interest rate swaps to fix a portion of the interest cost associated with anticipated future financings. In 2020, we entered into a forward starting interest rate swap to hedge the variability of cash flows attributable to changes in the benchmark swap interest rate (London Inter-Bank Offer Rate) associated with the anticipated refinancing of the 2023 Notes (as defined below). The interest rate swap contract had a notional amount of $200.0 million, and was settled in the fourth quarter of 2021 in conjunction with the issuance of the 2031 Notes (as defined below). Accordingly, cash flows of $9.6 million relating to the settlement of interest rate swaps hedging the forecasted issuance of debt have been reflected as a component of financing cash flows. The resulting gain from the settlement is deferred to Accumulated other comprehensive loss, and is being reclassified to interest expense over the term of the 2031 Notes (underlying debt). This reclassification of the deferred gain impacts the interest expense recognized on the underlying debt that was hedged, and is therefore reflected as a component of operating cash flows in periods subsequent to settlement.

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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2022		December 31, 2021
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$252.0	$252.0	$205.5	$205.5
Fixed rate debt	800.0	1,045.4	800.0	866.8
Total debt	$1,052.0	$1,297.4	$1,005.5	$1,072.3

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	March 31, 2022
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(0.6)	$—	$—	$(0.6)
Cross currency swap assets	—	11.7	—	—	11.7
Foreign currency contract liabilities	—	(1.7)	—	—	(1.7)
Foreign currency contract assets	—	1.5	—	—	1.5
Deferred compensation plan assets	13.9	—	—	5.1	19.0
Total recurring fair value measurements	$13.9	$10.9	$—	$5.1	$29.9

Recurring fair value measurements	December 31, 2021
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(1.7)	$—	$—	$(1.7)
Cross currency swap assets	—	9.5	—	—	9.5
Foreign currency contract liabilities	—	(0.2)	—	—	(0.2)
Foreign currency contract assets	—	0.4	—	—	0.4
Deferred compensation plan assets	15.5	—	—	5.9	21.4
Total recurring fair value measurements	$15.5	$8.0	$—	$5.9	$29.4

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

9.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at March 31, 2022	Maturity Year	March 31, 2022	December 31, 2021
Revolving credit facility	1.552%	2026	$154.5	$106.7
Senior notes - fixed rate	2.750%	2031	300.0	300.0
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Term loan facility	1.697%	2026	97.5	98.8
Unamortized debt issuance costs and discounts	N/A	N/A	(6.2)	(6.3)
Total debt			1,045.8	999.2
Less: Current maturities and short-term borrowings			(5.0)	(5.0)
Long-term debt			$1,040.8	$994.2

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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

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

As of March 31, 2022, the borrowing capacity under the Term Loan Facility on a delayed draw basis was $200.0 million, and the borrowing capacity under the Revolving Credit Facility was $445.5 million.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of March 31, 2022, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding, excluding unamortized issuance costs and discounts, at March 31, 2022 matures on a calendar year basis as follows:

	Q2-Q4
In millions	2022	2023	2024	2025	2026	2027	Thereafter	Total
Contractual debt obligation maturities	$3.8	$5.0	$5.6	$7.5	$230.1	$—	$800.0	$1,052.0

10.Income Taxes
The effective income tax rate for the three months ended March 31, 2022 was 17.6%, compared to 8.8% for the three months ended March 31, 2021. The liability for uncertain tax positions was $15.5 million and $15.6 million at March 31, 2022 and December 31, 2021, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income, which is consistent with our past practices.

In the three months ended March 31, 2021, we recorded a $5.2 million discrete tax benefit related to a foreign subsidiary.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

11.     Shareholders' Equity
Share repurchases
On July 23, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2018 Authorization"). On February 19, 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million (the "2019 Authorization"). The 2018 Authorization and 2019 Authorization expired on July 23, 2021.
On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 upon expiration of the 2018 Authorization and the 2019 Authorization, and expires on July 22, 2024.
During the three months ended March 31, 2022, we repurchased 0.1 million of our ordinary shares for $3.9 million under the 2021 Authorization. During the three months ended March 31, 2021, we repurchased 0.9 million of our ordinary shares for $20.0 million under the 2018 Authorization. As of March 31, 2022 and December 31, 2021, outstanding share repurchases recorded in Other current liabilities were zero and $4.6 million, respectively.
As of March 31, 2022, we have $200.0 million available for share repurchases under the 2021 Authorization.
Dividends payable
On February 21, 2022, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May 6, 2022, to shareholders of record at the close of business on April 22, 2022. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.0 million and $30.5 million at March 31, 2022 and December 31, 2021, respectively.

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
Financial information by reportable segment is as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021
Net sales
Enclosures	$359.4	$277.0
Electrical & Fastening Solutions	187.6	147.9
Thermal Management	147.7	124.0
Total	$694.7	$548.9
Segment income (loss)
Enclosures	$50.3	$48.8
Electrical & Fastening Solutions	47.1	39.2
Thermal Management	32.4	21.0
Other	(19.6)	(11.9)
Total	$110.2	$97.1

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

The following table presents a reconciliation of segment income to income before income taxes:

	Three months ended
In millions	March 31, 2022	March 31, 2021
Segment income	$110.2	$97.1
Intangible amortization	(17.8)	(15.9)
Restructuring and other	(2.0)	(0.8)
Acquisition transaction and integration costs	(0.3)	—
Net interest expense	(7.2)	(8.1)
Other expense	(0.6)	(0.6)
Income before income taxes	$82.3	$71.7

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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of March 31, 2022 and December 31, 2021 was not material.
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
As of March 31, 2022 and December 31, 2021, the outstanding value of bonds, letters of credit and bank guarantees totaled $41.0 million and $38.2 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "forecasts," "should," "would," "positioned," "strategy," "future," "are confident," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include adverse effects on our business operations or financial results, including due to the impact of the novel coronavirus 2019 ("COVID-19") pandemic and potential impairment of goodwill and trade names; overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve, including the impacts of tariffs; volatility in currency exchange rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; inability to mitigate material and other cost inflation; risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging and transportation; increased risks associated with operating foreign businesses, including risks associated with the conflict between Russia and Ukraine and related sanctions; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and ITEM 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across three segments: Enclosures, Electrical & Fastening Solutions and Thermal Management, which represented approximately 52%, 27% and 21% of total revenues during the first three months of 2022, respectively.

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
Recent Events Updates
COVID-19: In March 2020, the World Health Organization declared COVID-19 a pandemic. Governments around the world have implemented measures to help control the spread of the virus, including business curtailments and shutdowns, isolating residents to their places of residence and restricting travel. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected, and may continue to adversely affect, our business.

As economic activity has increased in 2021 and the first three months of 2022, we have experienced supply chain challenges, including increased lead times, as well as inflation of raw materials, logistics and labor costs due to availability constraints and high demand. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations. We expect the inflationary trends and supply chain pressures to continue throughout the remainder of 2022.

We continue to actively monitor the impacts of the pandemic and global efforts to respond to it, and may take further actions that alter our business operations as may be required by governments in the jurisdictions where we operate, or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

Conflict between Russia and Ukraine: Beginning in February 2022, in response to the conflict between Russia and Ukraine, many countries have initiated a variety of sanctions targeting Russia and associated entities. With the ongoing conflict, we have suspended new business activities in Russia. We are conducting remaining business activities in Russia in compliance with applicable sanctions.

The conflict and the sanctions imposed are creating substantial uncertainty in the global economy. While our business activity in Russia is not material to our operations, an escalation or expansion of economic disruption or the conflict's current scope could disrupt sales to our customers or our supply chain, increase inflationary costs and have a material adverse effect on our results of operations.

Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2021 and the first three months of 2022 and will likely impact our results in the future:
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
•During 2021 and the first three months of 2022, we experienced supply chain challenges, including increased lead times, and inflationary increases of raw materials, logistics and labor costs due to availability constraints and high demand. While we have taken pricing actions and we have implemented and plan to continue to implement productivity improvements that could help offset these cost increases, we expect supply chain pressures and inflationary cost increases to continue throughout 2022, and could negatively impact our results of operations.
•During 2021 and the first three months of 2022, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.

In 2022, our operating objectives include the following:
•Executing our Environmental, Social and Governance ("ESG") strategy focused on People, Products and Planet;
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2022 and 2021 were as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021	$ change	% / point change
Net sales	$694.7	$548.9	$145.8	26.6%
Cost of goods sold	447.4	339.9	107.5	31.6%
Gross profit	247.3	209.0	38.3	18.3%
% of net sales	35.6%	38.1%		(2.5	pts)

Selling, general and administrative	142.0	117.2	24.8	21.2%
% of net sales	20.4%	21.4%		(1.0	pts)
Research and development	15.2	11.4	3.8	33.3%
% of net sales	2.2%	2.1%		0.1	pts

Operating income	90.1	80.4	9.7	12.1%
% of net sales	13.0%	14.6%		(1.6	pts)

Net interest expense	7.2	8.1	(0.9)	N.M.
Other expense	0.6	0.6	—	N.M.

Income before income taxes	82.3	71.7	10.6	14.8%
Provision for income taxes	14.5	6.3	8.2	130.2%
Effective tax rate	17.6%	8.8%		8.8	pts

Net income	67.8	65.4	2.4	3.7%
N.M. Not Meaningful

Net sales
The components of the change in consolidated net sales from the prior period were as follows:

Three months ended March 31, 2022
over the prior year period
Volume	13.1%
Price	11.4
Organic growth	24.5
Acquisition	4.5
Currency	(2.4)
Total	26.6%
The 26.6 percent increase in net sales in the first quarter of 2022 from 2021 was primarily the result of:
•organic sales growth contribution of approximately 12.0%, 6.0% and 4.5% from our industrial, commercial & residential and infrastructure businesses, respectively, which includes increases in selling prices; and
•sales of $24.1 million as a result of the CIS Global and Vynckier acquisitions.
This increase was partially offset by:
•unfavorable foreign currency effects.

Gross profit
The 2.5 percentage point decrease in gross profit as a percentage of net sales in the first quarter of 2022 from 2021 was primarily the result of:
•supply chain challenges, including increased lead times, and inflationary increases of raw materials, logistics and labor costs due to availability constraints and high demand compared to 2021.
This decrease was partially offset by:
•increased sales volume resulting in increased leverage on fixed expenses in cost of goods sold;
•increases in selling prices to mitigate inflationary cost increases; and
•savings generated from our lean and supply management practices.
Selling, general and administrative ("SG&A")
The 1.0 percentage point decrease in SG&A expense as a percentage of net sales in the first quarter of 2022 from 2021 was primarily the result of:
•increased sales volume resulting in increased leverage on fixed operating expenses; and
•savings generated from restructuring and other lean initiatives.
This decrease was partially offset by:
•inflationary increases impacting our labor, professional fees and other administrative costs.
Provision for income taxes
The difference in the effective tax rates in the first quarter of 2022 from 2021 were primarily the result of:
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

Enclosures
The net sales, segment income and segment income as a percentage of net sales for Enclosures were as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021	% / point change
Net sales	$359.4	$277.0	29.7%
Segment income	50.3	48.8	3.1%
% of net sales	14.0%	17.6%	(3.6	pts)

Net sales
The components of the change in Enclosures net sales from the prior period were as follows:

Three months ended March 31, 2022
over the prior year period
Volume	12.5%
Price	10.7
Organic growth	23.2
Acquisition	8.7
Currency	(2.2)
Total	29.7%
The 29.7 percent increase in Enclosures net sales in the first quarter of 2022 from 2021 was primarily the result of:
•organic sales growth contribution of approximately 14.0%, 4.0% and 3.0% from our industrial, commercial & residential and energy businesses, respectively, which includes increases in selling prices; and
•sales of $24.1 million as a result of the CIS Global and Vynckier acquisitions.
This increase was partially offset by:
•unfavorable foreign currency effects.
Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2022
	over the prior year period
Growth/acquisition	2.5	pts
Price	7.9
Currency	0.2
Net productivity	(14.2)
Total	(3.6	pts)
The 3.6 percentage point decrease in segment income for Enclosures as a percentage of net sales in the first quarter of 2022 from 2021 was primarily the result of:
•supply chain challenges, including increased lead times, and inflationary increases of raw materials, logistics and labor costs due to availability constraints and high demand compared to 2021.
This decrease was partially offset by:
•increases in selling prices to mitigate inflationary cost increases; and
•higher sales volume resulting in increased leverage on fixed expenses.
Electrical & Fastening Solutions
The net sales, segment income and segment income as a percentage of net sales for Electrical & Fastening Solutions were as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021	% / point change
Net sales	$187.6	$147.9	26.8%
Segment income	47.1	39.2	20.3%
% of net sales	25.1%	26.5%	(1.4	pts)

Net sales
The components of the change in Electrical & Fastening Solutions net sales from the prior period were as follows:

Three months ended March 31, 2022
over the prior year period
Volume	9.7%
Price	19.2
Organic growth	28.9
Currency	(2.1)
Total	26.8%
The 26.8 percent increase in Electrical & Fastening Solutions net sales in the first quarter of 2022 from 2021 was primarily the result of:
•organic sales growth contribution of approximately 13.0%, 11.5% and 3.0% from our commercial & residential, infrastructure and industrial businesses, respectively, which include increases in selling prices.
This increase was partially offset by:
•unfavorable foreign currency impacts.
Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2022
	over the prior year period
Growth	5.0	pts
Price	11.8
Currency	0.1
Net productivity	(18.3)
Total	(1.4	pts)
The 1.4 percentage point decrease in segment income for Electrical & Fastening Solutions as a percentage of net sales in the first quarter of 2022 from 2021 was primarily the result of:
•supply chain challenges, including increased lead times, and inflationary increases of raw materials, logistics and labor costs due to availability constraints and high demand compared to 2021.
This decrease was partially offset by:
•increases in selling prices to mitigate inflationary cost increases; and
•higher sales volume resulting in increased leverage on fixed expenses.

Thermal Management
The net sales, segment income and segment income as a percentage of net sales for Thermal Management were as follows:

	Three months ended
In millions	March 31, 2022	March 31, 2021	% / point change
Net sales	$147.7	$124.0	19.1%
Segment income	32.4	21.0	54.3%
% of net sales	21.9%	16.9%	5.0	pts
Net sales
The components of the change in Thermal Management net sales from the prior period were as follows:

Three months ended March 31, 2022
over the prior year period
Volume	18.2%
Price	3.8
Organic growth	22.0
Currency	(2.9)
Total	19.1%
The 19.1 percent increase in Thermal Management net sales in the first quarter of 2022 from 2021 was primarily the result of:
•organic sales growth contribution of approximately 19.0% from our industrial business, which includes increases in selling prices.
This increase was partially offset by:
•unfavorable foreign currency effects.
Segment income
The components of the change in Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2022
	over the prior year period
Growth	5.6	pts
Price	3.1
Currency	(0.1)
Net productivity	(3.6)
Total	5.0	pts
The 5.0 percentage point increase in segment income for Thermal Management as a percentage of net sales in the first quarter of 2022 from 2021 was primarily the result of:
•higher sales volume resulting in increased leverage on fixed expenses;
•increases in selling prices to mitigate inflationary cost increases; and
•the impact of favorable product mix.
This increase was partially offset by:
•supply chain challenges, including increased lead times, and inflationary increases of raw materials, logistics and labor costs due to availability constraints and high demand compared to 2021.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of March 31, 2022, we had $51.1 million of cash on hand, of which $29.0 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere and increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities was $6.5 million in the first three months of 2022, compared to net cash provided by operating activities of $49.9 million in the first three months of 2021. Net cash provided by operating activities in the first three months of 2022 primarily reflects net income of $96.2 million, net of non-cash depreciation, amortization and changes in deferred taxes, offset by a $96.3 million increase in working capital.
Investing activities
Net cash used for investing activities of $9.2 million in the first three months of 2022 relates primarily to capital expenditures of $11.1 million.
Net cash used for investing activities of $13.7 million in the first three months of 2021 relates primarily to capital expenditures of $9.9 million.
Financing activities
Net cash used for financing activities of $5.9 million in the first three months of 2022 primarily relates to net receipts of revolving long-term debt of $47.8 million, offset by dividends paid of $29.0 million and share repurchases of $8.5 million.
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
As of March 31, 2022, the borrowing capacity under the Term Loan Facility on a delayed draw basis was $200.0 million, and the borrowing capacity under the Revolving Credit Facility was $445.5 million.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of March 31, 2022, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Share repurchases
On July 23, 2018, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2018 Authorization"). On February 19, 2019, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $380.0 million (the "2019 Authorization"). The 2018 Authorization and 2019 Authorization expired on July 23, 2021.
On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 upon expiration of the 2018 Authorization and the 2019 Authorization, and expires on July 22, 2024.
During the three months ended March 31, 2022, we repurchased 0.1 million of our ordinary shares for $3.9 million under the 2021 Authorization. During the three months ended March 31, 2021, we purchased 0.9 million of our ordinary shares for $20.0 million under the 2018 Authorization. As of March 31, 2022, we have $200.0 million available for share repurchases under the 2021 Authorization.

Dividends
During the three months ended March 31, 2022, we paid dividends of $29.0 million, or $0.175 per ordinary share. During the three months ended March 31, 2021, we paid dividends of $29.4 million, or $0.175 per ordinary share.
On February 21, 2022, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May 6, 2022, to shareholders of record at the close of business on April 22, 2022. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.0 million and $30.5 million at March 31, 2022 and December 31, 2021, respectively.
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

	Three months ended
In millions	March 31, 2022	March 31, 2021
Net cash provided by (used for) operating activities	$6.5	$49.9
Capital expenditures	(11.1)	(9.9)
Proceeds from sale of property and equipment	1.9	0.1
Free cash flow	$(2.7)	$40.1

CRITICAL ACCOUNTING ESTIMATES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2021 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.
There have been no material changes to our critical accounting policies and estimates from those previously disclosed in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2022. For additional information, refer to our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments with respect to the legal proceedings previously disclosed in Item 3 of our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 1A.    RISK FACTORS

There have been no additional material changes from the risk factors previously disclosed in our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2022:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 29, 2022	133,248	$37.93	102,305	$200,000,036
January 30 - February 26, 2022	25,976	33.37	—	200,000,036
February 27 - March 31, 2022	70,638	33.18	—	200,000,036
Total	229,862		102,305
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
(d)On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 and expires on July 22, 2024. As of March 31, 2022, we have $200.0 million available for share repurchases under the 2021 Authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended March 31, 2022

22	Guarantors and Subsidiary Issuers of Guaranteed Securities. (Incorporated by reference to Exhibit 22 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 25, 2022 (File No. 001-38265)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2022 and 2021, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 29, 2022.

nVent Electric plc
Registrant

By	/s/ Sara E. Zawoyski
Sara E. Zawoyski
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President, Chief Accounting Officer and Treasurer