Form 10-Q
period 2022-09-30
nVent Electric plc
filed 2022-10-28
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 30, 2022, 166,587,178 shares of Registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales	$745.2	$642.8	$2,167.4	$1,793.0
Cost of goods sold	455.2	392.3	1,362.3	1,098.3
Gross profit	290.0	250.5	805.1	694.7
Selling, general and administrative	154.8	139.7	445.3	392.1
Research and development	14.7	13.1	44.5	36.2
Operating income	120.5	97.7	315.3	266.4
Net interest expense	8.1	8.2	22.8	24.4
Other expense	0.5	0.6	2.3	1.8
Income before income taxes	111.9	88.9	290.2	240.2
Provision for income taxes	18.5	14.6	49.1	34.3
Net income	$93.4	$74.3	$241.1	$205.9
Comprehensive income, net of tax
Net income	$93.4	$74.3	$241.1	$205.9
Changes in cumulative translation adjustment	(13.7)	(5.1)	(19.7)	1.7
Changes in market value of derivative financial instruments, net of tax	6.7	1.5	6.5	10.5
Comprehensive income	$86.4	$70.7	$227.9	$218.1
Earnings per ordinary share
Basic	$0.56	$0.44	$1.45	$1.23
Diluted	$0.55	$0.44	$1.43	$1.21
Weighted average ordinary shares outstanding
Basic	166.5	168.2	166.4	168.0
Diluted	168.3	170.1	168.2	169.5
Cash dividends paid per ordinary share	$0.175	$0.175	$0.525	$0.525
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2022	December 31, 2021
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$194.0	$49.5
Accounts and notes receivable, net of allowances of $9.9 and $6.7, respectively	493.3	438.1
Inventories	374.5	321.9
Other current assets	151.0	102.0
Total current assets	1,212.8	911.5
Property, plant and equipment, net	272.0	291.1
Other assets
Goodwill	2,168.7	2,186.7
Intangibles, net	1,080.3	1,143.8
Other non-current assets	142.1	141.1
Total other assets	3,391.1	3,471.6
Total assets	$4,875.9	$4,674.2
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$15.0	$5.0
Accounts payable	258.9	261.0
Employee compensation and benefits	102.8	113.9
Other current liabilities	268.3	256.4
Total current liabilities	645.0	636.3
Other liabilities
Long-term debt	1,071.7	994.2
Pension and other post-retirement compensation and benefits	180.5	208.1
Deferred tax liabilities	209.8	210.3
Other non-current liabilities	118.3	129.2
Total liabilities	2,225.3	2,178.1
Equity
Ordinary shares $0.01 par value, 400.0 million authorized, 166.6 million and 166.1 million issued at September 30, 2022 and December 31, 2021, respectively.	1.7	1.7
Additional paid-in capital	2,417.4	2,403.1
Retained earnings	327.9	174.5
Accumulated other comprehensive loss	(96.4)	(83.2)
Total equity	2,650.6	2,496.1
Total liabilities and equity	$4,875.9	$4,674.2
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2022	September 30, 2021
Operating activities
Net income	$241.1	$205.9
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	32.8	30.0
Amortization	53.1	49.7
Deferred income taxes	0.1	(0.8)
Share-based compensation	17.8	11.4
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(76.9)	(91.7)
Inventories	(71.6)	(50.4)
Other current assets	(21.3)	(19.3)
Accounts payable	12.7	41.7
Employee compensation and benefits	(5.6)	39.0
Other current liabilities	18.7	36.5
Other non-current assets and liabilities	(1.1)	6.1
Net cash provided by (used for) operating activities	199.8	258.1
Investing activities
Capital expenditures	(30.8)	(25.2)
Proceeds from sale of property and equipment	2.0	0.1
Acquisitions, net of cash acquired	(8.6)	(235.1)
Net cash provided by (used for) investing activities	(37.4)	(260.2)
Financing activities
Net receipts (repayments) of revolving long-term debt	(106.7)	45.3
Proceeds from long-term debt	200.0	100.0
Repayments of long-term debt	(6.2)	(117.5)
Debt issuance costs	—	(2.3)
Settlement of cross currency swaps	10.0	—
Dividends paid	(87.7)	(88.3)
Shares issued to employees, net of shares withheld	0.3	12.1
Repurchases of ordinary shares	(8.5)	(20.0)
Net cash provided by (used for) financing activities	1.2	(70.7)
Effect of exchange rate changes on cash and cash equivalents	(19.1)	(3.7)
Change in cash and cash equivalents	144.5	(76.5)
Cash and cash equivalents, beginning of period	49.5	122.5
Cash and cash equivalents, end of period	$194.0	$46.0
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2021	166.1	$1.7	$2,403.1	$174.5	$(83.2)	$2,496.1
Net income	—	—	—	67.8	—	67.8
Other comprehensive income (loss), net of tax	—	—	—	—	(0.7)	(0.7)
Dividends declared	—	—	—	(29.0)	—	(29.0)
Share repurchases	(0.1)	—	(3.9)	—	—	(3.9)
Exercise of options, net of shares tendered for payment		—	1.4	—	—	1.4
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(4.4)	—	—	(4.4)
Share-based compensation	—	—	6.6	—	—	6.6
March 31, 2022	166.3	$1.7	$2,402.8	$213.3	$(83.9)	$2,533.9
Net income	—	—	—	79.9	—	79.9
Other comprehensive income (loss), net of tax	—	—	—	—	(5.5)	(5.5)
Dividends declared	—	—	—	(29.3)	—	(29.3)
Exercise of options, net of shares tendered for payment	0.1	—	2.0	—	—	2.0
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.3)	—	—	(0.3)
Share-based compensation	—	—	5.3	—	—	5.3
June 30, 2022	166.5	$1.7	$2,409.8	$263.9	$(89.4)	$2,586.0
Net income	—	—	—	93.4	—	93.4
Other comprehensive income (loss), net of tax	—	—	—	—	(7.0)	(7.0)
Dividends declared	—	—	—	(29.4)	—	(29.4)
Exercise of options, net of shares tendered for payment	0.1	—	2.0	—	—	2.0
Share-based compensation	—	—	5.9	—	—	5.9
September 30, 2022	166.6	$1.7	$2,417.4	$327.9	$(96.4)	$2,650.6

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2020	168.2	$1.7	$2,482.6	$20.7	$(95.2)	$2,409.8
Net income	—	—	—	65.4	—	65.4
Other comprehensive income (loss), net of tax	—	—	—	—	22.3	22.3
Dividends declared	—	—	—	(29.4)	—	(29.4)
Share repurchases	(0.9)	—	(20.0)	—	—	(20.0)
Exercise of options, net of shares tendered for payment	0.2	—	4.1	—	—	4.1
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(2.0)	—	—	(2.0)
Share-based compensation	—	—	(0.2)	—	—	(0.2)
March 31, 2021	167.7	$1.7	$2,464.5	$56.7	$(72.9)	$2,450.0
Net income	—	—	—	66.2	—	66.2
Other comprehensive income (loss), net of tax	—	—	—	—	(6.5)	(6.5)
Dividends declared	—	—	—	(30.6)	—	(30.6)
Exercise of options, net of shares tendered for payment	0.4	—	7.5	—	—	7.5
Shares surrendered by employees to pay taxes	—	—	(0.2)	—	—	(0.2)
Share-based compensation	—	—	6.4	—	—	6.4
June 30, 2021	168.1	$1.7	$2,478.2	$92.3	$(79.4)	$2,492.8
Net income	—	—	—	74.3	—	74.3
Other comprehensive income (loss), net of tax	—	—	—	—	(3.6)	(3.6)
Dividends declared	—	—	—	(29.7)	—	(29.7)
Exercise of options, net of shares tendered for payment	0.1	—	2.7	—	—	2.7
Share-based compensation	—	—	5.1	—	—	5.1
September 30, 2021	168.2	$1.7	$2,486.0	$136.9	$(83.0)	$2,541.6
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
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended September 30, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$275.4	$158.5	$93.9	$527.8
Developed Europe (1)	76.3	33.4	29.2	138.9
Developing (2)	31.9	12.4	20.9	65.2
Other Developed (3)	4.1	4.9	4.3	13.3
Total	$387.7	$209.2	$148.3	$745.2

	Nine months ended September 30, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$764.2	$448.4	$268.8	$1,481.4
Developed Europe (1)	238.7	101.8	92.9	433.4
Developing (2)	111.8	33.2	66.8	211.8
Other Developed (3)	13.2	14.3	13.3	40.8
Total	$1,127.9	$597.7	$441.8	$2,167.4

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

	Three months ended September 30, 2021
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$216.6	$119.7	$75.9	$412.2
Developed Europe (1)	78.7	34.1	30.7	143.5
Developing (2)	35.2	10.6	28.3	74.1
Other Developed (3)	4.7	4.9	3.4	13.0
Total	$335.2	$169.3	$138.3	$642.8

	Nine months ended September 30, 2021
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$585.3	$341.0	$208.0	$1,134.3
Developed Europe (1)	230.4	99.9	89.6	419.9
Developing (2)	84.8	32.0	85.6	202.4
Other Developed (3)	12.1	13.5	10.8	36.4
Total	$912.6	$486.4	$394.0	$1,793.0

(1) Developed Europe includes Western Europe and Eastern Europe included in European Union.
(2) Developing includes China, Eastern Europe not included in European Union, Latin America, Middle East and Southeast Asia.
(3) Other Developed includes Australia and Japan.
Vertical net sales information was as follows:

	Three months ended September 30, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$215.0	$20.8	$70.3	$306.1
Commercial & Residential	45.7	104.7	50.6	201.0
Infrastructure	97.6	74.8	6.8	179.2
Energy	29.4	8.9	20.6	58.9
Total	$387.7	$209.2	$148.3	$745.2

	Nine months ended September 30, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$635.0	$59.7	$211.8	$906.5
Commercial & Residential	137.3	303.8	145.8	586.9
Infrastructure	268.6	209.7	17.6	495.9
Energy	87.0	24.5	66.6	178.1
Total	$1,127.9	$597.7	$441.8	$2,167.4

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

	Three months ended September 30, 2021
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$192.8	$17.5	$64.7	$275.0
Commercial & Residential	38.2	86.7	48.3	173.2
Infrastructure	78.8	58.1	6.0	142.9
Energy	25.4	7.0	19.3	51.7
Total	$335.2	$169.3	$138.3	$642.8

	Nine months ended September 30, 2021
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$553.9	$50.3	$171.9	$776.1
Commercial & Residential	103.7	249.7	137.6	491.0
Infrastructure	187.9	166.2	16.3	370.4
Energy	67.1	20.2	68.2	155.5
Total	$912.6	$486.4	$394.0	$1,793.0

Contract balances
Contract assets and liabilities consisted of the following:

In millions	September 30, 2022	December 31, 2021	$ Change	% Change
Contract assets	$47.5	$48.9	$(1.4)	(2.9%)
Contract liabilities	26.2	17.8	8.4	47.2%
Net contract assets	$21.3	$31.1	$(9.8)	(31.5%)
The $9.8 million decrease in net contract assets from December 31, 2021 to September 30, 2022 was primarily the result of timing of milestone payments. The majority of our contract liabilities at December 31, 2021 were recognized in revenue during the nine months ended September 30, 2022. There were no material impairment losses recognized on our contract assets for the three and nine months ended September 30, 2022 and 2021.
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On September 30, 2022, we had $31.9 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

3.Restructuring
During the nine months ended September 30, 2022 and the year ended December 31, 2021, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
Restructuring related costs included in Selling, general and administrative expense in the Condensed Consolidated Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Severance and related costs	$0.4	$1.3	$4.1	$4.0
Other	0.1	0.6	0.7	3.0
Total restructuring costs	$0.5	$1.9	$4.8	$7.0
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Enclosures	$0.3	$1.3	$2.6	$4.5
Electrical & Fastening Solutions	—	—	—	0.6
Thermal Management	0.1	—	0.2	1.3
Other	0.1	0.6	2.0	0.6
Total	$0.5	$1.9	$4.8	$7.0
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows:

	Nine months ended
In millions	September 30, 2022	September 30, 2021
Beginning balance	$2.4	$6.6
Costs incurred	4.1	4.0
Cash payments and other	(4.9)	(7.4)
Ending balance	$1.6	$3.2

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$93.4	$74.3	$241.1	$205.9
Weighted average ordinary shares outstanding
Basic	166.5	168.2	166.4	168.0
Dilutive impact of stock options, restricted stock units and performance share units	1.8	1.9	1.8	1.5
Diluted	168.3	170.1	168.2	169.5
Earnings per ordinary share
Basic earnings per ordinary share	$0.56	$0.44	$1.45	$1.23
Diluted earnings per ordinary share	$0.55	$0.44	$1.43	$1.21
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.7	0.1	0.5	0.6

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

The pro forma impact of these acquisitions is not material individually or in the aggregate.

6.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2021	Acquisitions/ divestitures	Foreign currency translation/other	September 30, 2022
Enclosures	$420.4	$0.2	$(15.6)	$405.0
Electrical & Fastening Solutions	1,052.0	—	—	1,052.0
Thermal Management	714.3	—	(2.6)	711.7
Total goodwill	$2,186.7	$0.2	$(18.2)	$2,168.7

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

Identifiable intangible assets consisted of the following:

	September 30, 2022			December 31, 2021
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,283.8	$(501.7)	$782.1	$1,295.4	$(454.0)	$841.4
Proprietary technology and patents	39.3	(14.2)	25.1	40.8	(11.5)	29.3
Total definite-life intangibles	1,323.1	(515.9)	807.2	1,336.2	(465.5)	870.7
Indefinite-life intangibles
Trade names	273.1	—	273.1	273.1	—	273.1
Total intangibles	$1,596.2	$(515.9)	$1,080.3	$1,609.3	$(465.5)	$1,143.8

Identifiable intangible asset amortization expense was $17.6 million and $17.8 million for the three months ended September 30, 2022 and 2021, respectively, and $53.1 million and $49.7 million for the nine months ended September 30, 2022 and 2021, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2022 and the next five years is as follows:

	Q4
In millions	2022	2023	2024	2025	2026	2027
Estimated amortization expense	$17.6	$70.0	$69.4	$69.4	$69.4	$69.4

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

7.Supplemental Balance Sheet Information

In millions	September 30, 2022	December 31, 2021
Inventories
Raw materials and supplies	$122.3	$104.5
Work-in-process	38.4	33.3
Finished goods	213.8	184.1
Total inventories	$374.5	$321.9
Other current assets
Contract assets	$47.5	$48.9
Prepaid expenses	57.4	49.6
Prepaid income taxes	15.6	2.2
Cross currency swap assets	27.3	—
Other current assets	3.2	1.3
Total other current assets	$151.0	$102.0
Property, plant and equipment, net
Land and land improvements	$37.5	$39.8
Buildings and leasehold improvements	174.9	184.5
Machinery and equipment	489.5	488.5
Construction in progress	22.4	25.5
Total property, plant and equipment	724.3	738.3
Accumulated depreciation and amortization	452.3	447.2
Total property, plant and equipment, net	$272.0	$291.1
Other non-current assets
Deferred compensation plan assets	$15.7	$21.4
Lease right-of-use assets	74.2	79.1
Deferred tax assets	12.9	14.6
Other non-current assets	39.3	26.0
Total other non-current assets	$142.1	$141.1
Other current liabilities
Dividends payable	$30.3	$30.5
Accrued rebates	83.7	88.2
Contract liabilities	26.2	17.8
Accrued taxes payable	29.7	32.4
Current lease liabilities	16.5	17.4
Accrued interest	14.2	6.0
Other current liabilities	67.7	64.1
Total other current liabilities	$268.3	$256.4
Other non-current liabilities
Income taxes payable	$30.0	$30.3
Deferred compensation plan liabilities	15.7	21.4
Non-current lease liabilities	62.7	66.5
Other non-current liabilities	9.9	11.0
Total other non-current liabilities	$118.3	$129.2

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

At September 30, 2022 and December 31, 2021, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $141.9 million and $180.1 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Income and Comprehensive Income was not material for any period presented.

Cross currency swaps
At September 30, 2022 and December 31, 2021, we had outstanding cross currency swap agreements with a combined notional amount of $316.6 million and $369.1 million, respectively. The agreements are accounted for as either cash flow hedges or fair value hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. In the third quarter of 2022, as a result of an early settlement of a cross currency swap instrument, $10.0 million of cash flows has been reflected as a component of financing cash flows and $0.3 million of expense was recorded to Selling, general and administrative expense from Accumulated other comprehensive loss. We entered a cross currency swap with a gross notional U.S. dollar equivalent amount of $121.0 million to replace the terminated agreement, which we designated as a fair value hedge to offset foreign currency risk associated with intercompany debt. At September 30, 2022 and December 31, 2021, we had deferred foreign currency gains of $23.2 million and $16.7 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap agreements.

Interest rate swaps
We are also exposed to interest rate risk fluctuations in connection with the planned issuance of long-term debt. To manage the volatility related to this exposure, we may use forward starting interest rate swaps to fix a portion of the interest cost associated with anticipated future financings. In 2020, we entered into a forward starting interest rate swap to hedge the variability of cash flows attributable to changes in the benchmark swap interest rate (London Inter-Bank Offer Rate) associated with the anticipated refinancing of the 2023 Notes (as defined below). The interest rate swap contract has a notional amount of $200.0 million, and was settled in the fourth quarter of 2021 in conjunction with the issuance of the 2031 Notes (as defined below). Accordingly, cash flows of $9.6 million relating to the settlement of interest rate swaps hedging the forecasted issuance of debt have been reflected as a component of financing cash flows. The resulting gain from the settlement is deferred to Accumulated other comprehensive loss, and is being reclassified to interest expense over the term of the 2031 Notes (underlying debt). This reclassification of the deferred gain impacts the interest expense recognized on the underlying debt that was hedged, and is therefore reflected as a component of operating cash flows in periods subsequent to settlement.

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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

•foreign currency contract, cross currency swap and interest rate swap agreements — fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance; and
•deferred compensation plan assets (mutual funds, common/collective trusts and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees) — fair value of mutual funds and cash equivalents are based on quoted market prices in active markets that are classified as Level 1 in the valuation hierarchy defined by the accounting guidance; fair value of common/collective trusts are valued at net asset value ("NAV"), which is based on the fair value of underlying securities owned by the fund divided by the number of shares outstanding.
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2022		December 31, 2021
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$292.5	$292.5	$205.5	$205.5
Fixed rate debt	800.0	702.0	800.0	866.8
Total debt	$1,092.5	$994.5	$1,005.5	$1,072.3

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	September 30, 2022
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap assets	—	44.9	—	—	44.9
Foreign currency contract liabilities	—	(4.9)	—	—	(4.9)
Foreign currency contract assets	—	1.0	—	—	1.0
Deferred compensation plan assets	11.2	—	—	4.5	15.7
Total recurring fair value measurements	$11.2	$41.0	$—	$4.5	$56.7

Recurring fair value measurements	December 31, 2021
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(1.7)	$—	$—	$(1.7)
Cross currency swap assets	—	9.5	—	—	9.5
Foreign currency contract liabilities	—	(0.2)	—	—	(0.2)
Foreign currency contract assets	—	0.4	—	—	0.4
Deferred compensation plan assets	15.5	—	—	5.9	21.4
Total recurring fair value measurements	$15.5	$8.0	$—	$5.9	$29.4

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

9.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at September 30, 2022	Maturity Year	September 30, 2022	December 31, 2021
Revolving credit facility	N/A	2026	$—	$106.7
Senior notes - fixed rate	2.750%	2031	300.0	300.0
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Term loan facility	4.324%	2026	292.5	98.8
Unamortized debt issuance costs and discounts	N/A	N/A	(5.8)	(6.3)
Total debt			1,086.7	999.2
Less: Current maturities and short-term borrowings			(15.0)	(5.0)
Long-term debt			$1,071.7	$994.2

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

In September 2021, the Company and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $300.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"), which amended and restated the March 2018 credit agreement. Borrowings under the Term Loan Facility are permitted on a delayed draw basis during the first year of the five-year term of the Term Loan Facility, and borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. In September 2022, nVent exercised the delayed draw provision of the Term Loan Facility, increasing the total borrowings under the Term Loan Facility by $200.0 million to $300.0 million. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
Borrowings under the Senior Credit Facilities bear interest at a rate equal to an adjusted base rate, London Interbank Offered Rate (“LIBOR”), Euro Interbank Offer Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”), plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating.

As of September 30, 2022, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of September 30, 2022, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding, excluding unamortized issuance costs and discounts, at September 30, 2022 matures on a calendar year basis as follows:

	Q4
In millions	2022	2023	2024	2025	2026	2027	Thereafter	Total
Contractual debt obligation maturities	$3.8	$15.0	$16.9	$22.5	$234.3	$—	$800.0	$1,092.5

10.Income Taxes
The effective income tax rate for the nine months ended September 30, 2022 was 16.9%, compared to 14.3% for the nine months ended September 30, 2021. The liability for uncertain tax positions was $13.7 million and $15.6 million at September 30, 2022 and December 31, 2021, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income, which is consistent with our past practices.

In the nine months ended September 30, 2021, we recorded a $5.2 million discrete tax benefit related to a foreign subsidiary.

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
During the nine months ended September 30, 2022, we repurchased 0.1 million of our ordinary shares for $3.9 million under the 2021 Authorization. During the nine months ended September 30, 2021, we repurchased 0.9 million of our ordinary shares for $20.0 million under the 2018 Authorization. As of September 30, 2022 and December 31, 2021, outstanding share repurchases recorded in Other current liabilities were zero and $4.6 million, respectively.
As of September 30, 2022, we have $200.0 million available for share repurchases under the 2021 Authorization.
Dividends payable
On September 27, 2022, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on November 4, 2022, to shareholders of record at the close of business on October 21, 2022. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.3 million and $30.5 million at September 30, 2022 and December 31, 2021, respectively.

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
Financial information by reportable segment is as follows:

	Three months ended		Nine months ended
In millions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net sales
Enclosures	$387.7	$335.2	$1,127.9	$912.6
Electrical & Fastening Solutions	209.2	169.3	597.7	486.4
Thermal Management	148.3	138.3	441.8	394.0
Total	$745.2	$642.8	$2,167.4	$1,793.0
Segment income (loss)
Enclosures	$71.9	$56.4	$183.7	$158.9
Electrical & Fastening Solutions	60.8	48.4	166.7	136.5
Thermal Management	35.9	31.6	96.6	77.5
Other	(24.6)	(18.2)	(67.6)	(47.4)
Total	$144.0	$118.2	$379.4	$325.5

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

The following table presents a reconciliation of segment income to income (loss) before income taxes:

	Three months ended		Nine months ended
In millions	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Segment income	$144.0	$118.2	$379.4	$325.5
Intangible amortization	(17.6)	(17.8)	(53.1)	(49.7)
Restructuring and other	(5.9)	(1.9)	(10.2)	(7.0)
Acquisition transaction and integration costs	—	(0.8)	(0.8)	(2.4)
Net interest expense	(8.1)	(8.2)	(22.8)	(24.4)
Other expense	(0.5)	(0.6)	(2.3)	(1.8)
Income before income taxes	$111.9	$88.9	$290.2	$240.2

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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of September 30, 2022 and December 31, 2021 was not material.
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
As of September 30, 2022 and December 31, 2021, the outstanding value of bonds, letters of credit and bank guarantees totaled $37.8 million and $38.2 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "forecasts," "should," "would," "positioned," "strategy," "future," "are confident," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include adverse effects on our business operations or financial results, including due to the overall global economic and business conditions impacting our business; the impact of the novel coronavirus 2019 ("COVID-19") pandemic and potential impairment of goodwill and trade names; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve, including the impacts of tariffs; volatility in currency exchange rates, interest rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; inability to mitigate material and other cost inflation; risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging and transportation; increased risks associated with operating foreign businesses, including risks associated with the conflict between Russia and Ukraine and related sanctions; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and ITEM 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.

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
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across three segments: Enclosures, Electrical & Fastening Solutions and Thermal Management, which represented approximately 52%, 28% and 20% of total revenues during the first nine months of 2022, respectively.

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
Recent Events Update
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

As economic activity has increased in 2021 and the first nine months of 2022, we have experienced inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times due to availability constraints and high demand. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations. We expect the inflationary trends and supply chain pressures that we have encountered the first nine months of 2022 to continue throughout the remainder of 2022 and into 2023.

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

Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2021 and the first nine months of 2022 and will likely impact our results in the future:
•During 2021 and the first nine months of 2022, we experienced inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times due to availability constraints and high demand. While we have taken pricing actions and we have implemented and plan to continue to implement productivity improvements that could help offset these cost increases, we expect supply chain pressures and inflationary cost increases to continue throughout 2022 and into 2023, and could negatively impact our results of operations.
•There are many uncertainties regarding the COVID-19 pandemic, including the anticipated duration and severity of the pandemic and the extent of worldwide social, political and economic disruption it may cause. During 2021, demand improved as governments rolled out the distribution of vaccines and lifted COVID-19 related restrictions, which increased economic activity. Demand in 2022 remains high, however, the impact of the COVID-19 pandemic continues to evolve and the economic recovery we are seeing could be slowed or reversed by a number of factors, including a widespread resurgence in COVID-19 infections, whether due to the spread of variants of the virus or otherwise, the rate and efficacy of vaccinations, labor constraints, the strength of the global supply chain and government actions including potential business curtailments and shutdowns impacting our factories. The magnitude of the impact of the pandemic on our financial condition, liquidity and results of operations cannot be determined at this time.

•During 2021 and the first nine months of 2022, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.

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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2022 and 2021 were as follows:

	Three months ended
In millions	September 30, 2022	September 30, 2021	$ change	% / point change
Net sales	$745.2	$642.8	$102.4	15.9%
Cost of goods sold	455.2	392.3	62.9	16.0%
Gross profit	290.0	250.5	39.5	15.8%
% of net sales	38.9%	39.0%		(0.1	pts)

Selling, general and administrative	154.8	139.7	15.1	10.8%
% of net sales	20.8%	21.7%		(0.9	pts)
Research and development	14.7	13.1	1.6	12.2%
% of net sales	2.0%	2.0%		—	pts

Operating income	120.5	97.7	22.8	23.3%
% of net sales	16.2%	15.2%		1.0	pts

Net interest expense	8.1	8.2	(0.1)	N.M.
Other expense	0.5	0.6	(0.1)	N.M.

Income before income taxes	111.9	88.9	23.0	25.9%
Provision for income taxes	18.5	14.6	3.9	26.7%
Effective tax rate	16.5%	16.4%		0.1	pts

Net income	93.4	74.3	19.1	25.7%
N.M. Not Meaningful

The consolidated results of operations for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine months ended
In millions	September 30, 2022	September 30, 2021	$ change	% / point change
Net sales	$2,167.4	$1,793.0	$374.4	20.9%
Cost of goods sold	1,362.3	1,098.3	264.0	24.0%
Gross profit	805.1	694.7	110.4	15.9%
% of net sales	37.1%	38.7%		(1.6	pts)

Selling, general and administrative	445.3	392.1	53.2	13.6%
% of net sales	20.5%	21.9%		(1.4	pts)
Research and development	44.5	36.2	8.3	22.9%
% of net sales	2.1%	2.0%		0.1	pts

Operating income	315.3	266.4	48.9	18.4%
% of net sales	14.5%	14.9%		(0.4	pts)

Net interest expense	22.8	24.4	(1.6)	N.M.
Other expense	2.3	1.8	0.5	N.M.

Income before income taxes	290.2	240.2	50.0	20.8%
Provision for income taxes	49.1	34.3	14.8	43.1%
Effective tax rate	16.9%	14.3%		2.6	pts

Net income	241.1	205.9	35.2	17.1%
N.M. Not Meaningful

Net sales
The components of the change in consolidated net sales from the prior period were as follows:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
	over the prior year period	over the prior year period
Volume	5.1%	8.8%
Price	15.4	13.1
Organic growth	20.5	21.9
Acquisition	—	2.6
Currency	(4.6)	(3.6)
Total	15.9%	20.9%
The 15.9 and 20.9 percentage point increases in net sales in the third quarter and first nine months of 2022 from 2021, respectively, were primarily the result of:
•organic sales growth contribution of approximately 7.0% and 9.0% from our industrial business in the third quarter and first nine months of 2022 from 2021, respectively, approximately 6.5% and 5.5% from our infrastructure business in the third quarter and first nine months of 2022 from 2021, respectively, and approximately 5.5% and 6.0% from our commercial & residential business in the third quarter and first nine months of 2022 from 2021, respectively, which includes selective increases in selling prices; and
•increased sales of $47.1 million in first nine months of 2022 as a result of the Vynckier and CIS Global acquisitions.

These increases were partially offset by:
•unfavorable foreign currency effects.
Gross profit
The 0.1 and 1.6 percentage point decreases in gross profit as a percentage of net sales in the third quarter and first nine months of 2022 from 2021, respectively, were primarily the result of:
•inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times, due to availability constraints and high demand compared to 2021.
These decreases were partially offset by:
•increases in selling prices to mitigate inflationary cost increases;
•increased sales volume resulting in increased leverage on fixed expenses in cost of goods sold; and
•savings generated from our lean and supply chain management practices.
Selling, general and administrative ("SG&A")
The 0.9 and 1.4 percentage point decreases in SG&A expense as a percentage of net sales in the third quarter and first nine months of 2022 from 2021, respectively, were primarily the result of:
•increased sales volume resulting in increased leverage on fixed operating expenses; and
•savings generated from restructuring and other lean initiatives.
These decreases were partially offset by:
•inflationary increases impacting our labor, professional fees and other administrative costs; and
•investments in digital, selling and marketing to drive growth.
Provision for income taxes
The difference in the effective tax rates in the first nine months of 2022 from 2021 was primarily the result of:
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

Enclosures
The net sales, segment income and segment income as a percentage of net sales for Enclosures were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2022	September 30, 2021	% / point change		September 30, 2022	September 30, 2021	% / point change
Net sales	$387.7	$335.2	15.7%		$1,127.9	$912.6	23.6%
Segment income	71.9	56.4	27.5%		183.7	158.9	15.6%
% of net sales	18.5%	16.8%	1.7	pts	16.3%	17.4%	(1.1	pts)

Net sales
The components of the change in Enclosures net sales from the prior period were as follows:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
	over the prior year period	over the prior year period
Volume	5.7%	10.4%
Price	14.4	11.6
Organic growth	20.1	22.0
Acquisition	—	5.2
Currency	(4.4)	(3.6)
Total	15.7%	23.6%
The 15.7 and 23.6 percentage point increases in Enclosures net sales in the third quarter and first nine months of 2022 from 2021, respectively, were primarily the result of:
•organic sales growth contribution of approximately 9.5% and 11.0% from our industrial business in the third quarter and first nine months of 2022 from 2021, respectively, approximately 6.5% and 5.0% from our infrastructure business in the third quarter and first nine months of 2022 from 2021, respectively, and approximately 2.5% and 4.0% from our commercial & residential business in the third quarter and first nine months of 2022 from 2021, respectively, which includes selective increases in selling prices; and
•increased sales of $47.1 million in first nine months of 2022 as a result of the Vynckier and CIS Global acquisitions.
These increases were partially offset by:
•unfavorable foreign currency effects.
Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2022		Nine months ended September 30, 2022
	over the prior year period		over the prior year period
Growth/acquisition	1.4	pts	2.9	pts
Price	10.5		8.6
Currency	0.4		0.3
Net productivity	(10.6)		(12.9)
Total	1.7	pts	(1.1	pts)
The 1.7 percentage point increase in segment income for Enclosures as a percentage of net sales in the third quarter of 2022 from 2021 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases; and
•higher sales volume resulting in increased leverage on fixed expenses.
This increase was partially offset by:
•inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times, due to availability constraints and high demand compared to 2021.
The 1.1 percentage point decrease in segment income for Enclosures as a percentage of net sales in the first nine months of 2022 from 2021 was primarily the result of:
•inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times, due to availability constraints and high demand compared to 2021.

This decrease was partially offset by:
•increases in selling prices to mitigate inflationary cost increases; and
•higher sales volume resulting in increased leverage on fixed expenses.
Electrical & Fastening Solutions
The net sales, segment income and segment income as a percentage of net sales for Electrical & Fastening Solutions were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2022	September 30, 2021	% / point change		September 30, 2022	September 30, 2021	% / point change
Net sales	$209.2	$169.3	23.6%		$597.7	$486.4	22.9%
Segment income	60.8	48.4	25.7%		166.7	136.5	22.1%
% of net sales	29.1%	28.6%	0.5	pts	27.9%	28.1%	(0.2	pts)
Net sales
The components of the change in Electrical & Fastening Solutions net sales from the prior period were as follows:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
	over the prior year period	over the prior year period
Volume	4.1%	4.0%
Price	23.5	22.0
Organic growth	27.6	26.0
Acquisition	—	—
Currency	(4.0)	(3.1)
Total	23.6%	22.9%
The 23.6 and 22.9 percentage point increases in Electrical & Fastening Solutions net sales in the third quarter and first nine months of 2022 from 2021, respectively, were primarily the result of:
•organic sales growth contribution of approximately 12.5% from our commercial & residential business in both the third quarter and first nine months of 2022 from 2021, approximately 11.5% and 10.0% from our infrastructure business in the third quarter and first nine months of 2022 from 2021, respectively, and approximately 2.5% from our industrial business in both the third quarter and first nine months of 2022 from 2021, respectively, which includes selective increases in selling prices.
These increases were partially offset by:
•unfavorable foreign currency effects.
Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2022		Nine months ended September 30, 2022
	over the prior year period		over the prior year period
Growth/acquisition	2.2	pts	2.7	pts
Price	13.6		13.0
Currency	0.1		—
Net productivity	(15.4)		(15.9)
Total	0.5	pts	(0.2	pts)

The 0.5 percentage point increase in segment income for Electrical & Fastening Solution as a percentage of net sales in the third quarter of 2022 from 2021 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases; and
•higher sales volume resulting in increased leverage on fixed expenses.
These increases were partially offset by:
•inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times, due to availability constraints and high demand compared to 2021.
The 0.2 percentage point decrease in segment income for Electrical & Fastening Solution as a percentage of net sales in the first nine months of 2022 from 2021 was primarily the result of:
•inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times, due to availability constraints and high demand compared to 2021.
This decrease was partially offset by:
•increases in selling prices to mitigate inflationary cost increases; and
•higher sales volume resulting in increased leverage on fixed expenses.
Thermal Management
The net sales, segment income and segment income as a percentage of net sales for Thermal Management were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2022	September 30, 2021	% / point change		September 30, 2022	September 30, 2021	% / point change
Net sales	$148.3	$138.3	7.2%		$441.8	$394.0	12.1%
Segment income	35.9	31.6	13.6%		96.6	77.5	24.6%
% of net sales	24.2%	22.8%	1.4	pts	21.9%	19.7%	2.2	pts
Net sales
The components of the change in Thermal Management net sales from the prior period were as follows:

	Three months ended September 30, 2022	Nine months ended September 30, 2022
	over the prior year period	over the prior year period
Volume	5.0%	10.8%
Price	7.7	5.7
Organic growth	12.7	16.5
Currency	(5.5)	(4.4)
Total	7.2%	12.1%
The 7.2 and 12.1 percentage point increases in Thermal Management net sales in the third quarter and first nine months of 2022 from 2021, respectively, were primarily the result of:
•organic sales growth contribution of approximately 6.5% and 12.0% from our industrial business in the third quarter and first nine months of 2022 from 2021, respectively, and approximately 3.5% from our commercial & residential business in both the third quarter and first nine months of 2022 from 2021, respectively, which includes selective increases in selling prices.
These increases were partially offset by:
•unfavorable foreign currency effects.

Segment income
The components of the change in Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2022		Nine months ended September 30, 2022
	over the prior year period		over the prior year period
Growth	(0.3	pts)	2.4	pts
Price	5.5		4.3
Currency	0.1		—
Net productivity	(3.9)		(4.5)
Total	1.4	pts	2.2	pts
The 1.4 and 2.2 percentage point increases in segment income for Thermal Management as a percentage of net sales in the third quarter and first nine months of 2022 from 2021, respectively, were primarily the result of:
•increases in selling prices to mitigate inflationary cost increases.
The increase in segment income as a percentage in the first nine months of 2022 from 2021 also resulted from:
•higher sales volume resulting in increased leverage on fixed expenses.
These increases in both periods were partially offset by:
•inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times, due to availability constraints and high demand compared to 2021.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of September 30, 2022, we had $194.0 million of cash on hand, of which $28.6 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere and increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities was $199.8 million in the first nine months of 2022, compared to net cash provided by operating activities of $258.1 million in the first nine months of 2021. Net cash provided by operating activities in the first nine months of 2022 primarily reflects net income of $327.1 million, net of non-cash depreciation, amortization and changes in deferred taxes, partially offset by a $144.0 million increase in working capital.
Investing activities
Net cash used for investing activities of $37.4 million in the first nine months of 2022 relates primarily to capital expenditures of $30.8 million.
Net cash used for investing activities of $260.2 million in the first nine months of 2021 relates primarily to cash paid for Vynckier and CIS Global acquisitions of $228.0 million, net of cash acquired, and capital expenditures of $25.2 million.
Financing activities
Net cash provided by financing activities of $1.2 million in the first nine months of 2022 primarily relates to proceeds of long-term debt of $200.0 million, offset by net payments of revolving credit facility of $106.7 million and dividends paid of $87.7 million.
Net cash used for financing activities of $70.7 million in the first nine months of 2021 relates to repayments of long-term debt of $117.5 million, dividends paid of $88.3 million and share repurchases of $20.0 million, offset by proceeds of long-term debt of $100.0 million and net receipts of revolving credit facility of $45.3 million.
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
In September 2021, the Company and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $300.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"), which amended and restated the March 2018 credit agreement. Borrowings under the Term Loan Facility are permitted on a delayed draw basis during the first year of the five-year term of the Term Loan Facility, and borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. In September 2022, nVent exercised the delayed draw provision of the Term Loan Facility, increasing the total borrowings under the Term Loan Facility by $200.0 million to $300.0 million. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
Borrowings under the Senior Credit Facilities bear interest at a rate equal to an adjusted base rate, London Interbank Offered Rate (“LIBOR”), Euro Interbank Offer Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”), plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating.

As of September 30, 2022, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of September 30, 2022, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
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
During the nine months ended September 30, 2022, we repurchased 0.1 million of our ordinary shares for $3.9 million under the 2021 Authorization. During the nine months ended September 30, 2021, we purchased 0.9 million of our ordinary shares for $20.0 million under the 2018 Authorization.

As of September 30, 2022 and December 31, 2021, outstanding share repurchases recorded in Other current liabilities were zero and $4.6 million, respectively.
As of September 30, 2022, we had $200.0 million available for share repurchases under the 2021 Authorization.
Dividends
During the nine months ended September 30, 2022, we paid dividends of $87.7 million, or $0.525 per ordinary share. During the nine months ended September 30, 2021, we paid dividends of $88.3 million, or $0.525 per ordinary share.
On September 27, 2022, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on November 4, 2022, to shareholders of record at the close of business on October 21, 2022. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.3 million and $30.5 million at September 30, 2022 and December 31, 2021, respectively.
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

	Nine months ended
In millions	September 30, 2022	September 30, 2021
Net cash provided by (used for) operating activities	$199.8	$258.1
Capital expenditures	(30.8)	(25.2)
Proceeds from sale of property and equipment	2.0	0.1
Free cash flow	$171.0	$233.0

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2022. For additional information, refer to our 2021 Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2022 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2022:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 30, 2022	1,915	$31.33	—	$200,000,000
July 31 - August 27, 2022	9,851	35.57	—	200,000,000
August 28 - September 30, 2022	—	N/A	—	200,000,000
Total	11,766		—
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
(d)On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 and expires on July 22, 2024. As of September 30, 2022, we had $200.0 million available for share repurchases under the 2021 Authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended September 30, 2022

22	Guarantors and Subsidiary Issuers of Guaranteed Securities (Incorporated by reference to Exhibit 22 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 25, 2022 (File No. 001-38265)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2022 and 2021, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 28, 2022.

nVent Electric plc
Registrant

By	/s/ Sara E. Zawoyski
Sara E. Zawoyski
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President, Chief Accounting Officer and Treasurer