Form 10-K
period 2022-12-31
nVent Electric plc
filed 2023-02-28
CIK 1720635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $31.33 per share as reported on the New York Stock Exchange on June 30, 2022 (the last business day of Registrant's most recently completed second quarter): $5,150,517,550.
The number of shares outstanding of Registrant's only class of common stock on December 31, 2022 was 165,348,060.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its annual general meeting to be held on May 12, 2023, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

nVent Electric plc
Annual Report on Form 10-K
For the Year Ended December 31, 2022

PART I

ITEM 1.    BUSINESS
COMPANY OVERVIEW
nVent Electric plc is a leading global provider of electrical connection and protection solutions. We believe our inventive electrical solutions enable safer systems and ensure a more secure world. We design, manufacture, market, install and service high performance products and solutions that connect and protect mission critical equipment, building and essential processes. We offer a comprehensive range of enclosures, electrical fastening solutions and thermal management solutions across industry-leading brands that are recognized globally for quality, reliability and innovation.

Our broad range of products and solutions connect and protect our customers’ mission-critical equipment from hazardous conditions, improving their utilization, lowering costs and minimizing downtime. The cost of our products typically represents a small proportion of the total cost of our customers’ end systems. We also are a small cost relative to the potential cost of failure that our products help avoid. We have a portfolio of premier, industry-leading brands, including nVent CADDY, ERICO, HOFFMAN, RAYCHEM, SCHROFF and TRACER, some of which have a history spanning over 100 years, that cover a wide range of verticals, including Industrial, Commercial & Residential, Infrastructure and Energy.

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

Enclosures
Our Enclosures business provides innovative solutions to connect and protect critical electronics, communication, control and power equipment. We are a leader in the enclosures sector, and our key brands, nVent HOFFMAN and SCHROFF, have a long history of solving customers’ problems by providing high quality solutions. We also are a leading data solutions provider. Our cooling, power distribution and enclosures solutions manage power and create protected operating environments for mission critical applications.

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

Competition
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies and lower-cost manufacturers. Some of our competitors, in particular smaller companies, attempt to compete based primarily on price, localized expertise and local relationships. The number and size of competitors vary considerably depending on the product line.

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

Backlog of Orders by Segment

	December 31
In millions	2022	2021	$ change	% change
Enclosures	$361.9	$296.2	$65.7	22.2%
Electrical & Fastening Solutions	78.7	70.8	7.9	11.2
Thermal Management	166.7	191.5	(24.8)	(13.0)
Total	$607.3	$558.5	$48.8	8.7%

A substantial portion of our revenues result from orders received and products delivered in the same month. Our backlog typically has a short manufacturing cycle and products generally ship within 90 days of the date on which a customer places an order. However, a portion of our backlog, particularly from orders for major capital projects, can take more than one year depending on the size and type of order. We record as part of our backlog all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. We expect the majority of our backlog at December 31, 2022 will be shipped in 2023.

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

See Item 1A, Risk Factors, in this Form 10-K for additional information on risks related to supply chain and inflation.

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

HUMAN CAPITAL MATTERS
As of December 31, 2022, we employed approximately 10,400 people worldwide, of which approximately 35% are located in the U.S. Outside the U.S., we have employees in certain countries, particularly in Europe, that are represented by an employee representative organization, such as a union, works council or employee association.

Inclusion and Diversity
We are an equitable, inclusive and diverse company. We believe that the unique contributions of individuals with varying backgrounds and experiences will benefit our businesses. Guided by our Win Right values, we are committed to creating a workplace culture where everyone is included and respected. Our Code of Conduct outlines our commitment to equal opportunity and fair treatment for all. We do not tolerate acts of harassment, including any conduct or statements made on the basis of protected status that are intimidating, hostile or abusive.

Our leaders actively support and encourage employee development and engagement, including through our CEO Inclusion Council and an active Inclusion & Diversity Advisory Council. These councils promote inclusion across all dimensions of diversity.

We also support our Employee Resource Groups (“ERGs”), which were created organically by our employees and which provide a support system to foster awareness, promote inclusion and respect and provide a sounding board on strategic initiatives for nVent. Open to all employees, the ERGs are designed to create connections and opportunities for development, training and community involvement. In 2022, we had approximately 1,000 members globally in our ERGs.

All of our executive officers have diversity action plans for their business segments and functions, highlighting focused efforts on improving human capital metrics, engagement and a deeper awareness of inclusion & diversity.

Global Gender Diversity In The Workplace, as based on EEO-1 Report categories (as of December 31, 2022):
•38% of our executive leadership team are female; 62% are male
•26% of our global management team are female; 74% are male
•25% of all other employees are female; 75% are male

In 2021, we launched a formal Supplier Diversity program which promotes engagement, growth and innovation through diverse business relationships. Since then, we have trained many internal stakeholders on Supplier Diversity and created supporting tools and resources for our sourcing teams.

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

Environmental, Social and Governance ("ESG") Scorecard
In 2021, we introduced a People and Culture Scorecard performance metric in our annual incentive compensation plan for management employees. To broaden the focus of the scorecard and further align with our ESG goals reported in our 2021 ESG Report, we renamed it the ESG Scorecard for the 2022 plan year. The scorecard focuses on five quantitative metrics to help drive year-over-year improvement in the following categories:
•Inclusion Index score from our employee engagement survey and two employee pulse surveys
•Diverse candidate slates
•Global gender representation for our professional and management populations
•U.S. racial representation for our professional and management populations
•Reduction in Scope 1 and Scope 2 CO2 emissions

Additional details on our ESG Scorecard will be provided in our annual Proxy Statement for our 2023 annual general meeting of shareholders.

Employee Engagement and Development
We believe it is important to hear from our employees to learn about what we are doing well, and where we can become stronger. In 2022, we completed our third global Employee Engagement Survey with targeted questions about inclusion and our strengths as an employer. All employees were invited to participate in the survey and provide confidential feedback. We had an 82% participation rate, and achieved a two point favorability increase in employee satisfaction compared to our 2020 survey. All of our people managers were required to share survey results with their teams, and develop action plans to address specific areas of improvement. In addition, throughout 2022, we conducted two pulse surveys with questions focused on our Inclusion Index and employee satisfaction. Results from each of the pulse surveys were shared with people managers, who were encouraged to discuss results and potential improvement areas with their teams. As part of our annual goal planning process, all of our people managers were assigned a people manager goal focused on engaging and developing their employees. Action items in the people manager goal included: completing all performance processes including goal setting, mid-year, and annual reviews on time; creating an action plan from the 2022 employee engagement survey results; ensuring new employees complete one nVent culture training; supporting an increase in the diversity of our candidate slates; and helping to ensure that people managers and their direct reports completed all ethics and compliance training on time.

We are also focused on the well-being of our employees. Well-being was identified as an area of focus following our 2022 employee engagement survey. During 2022, we launched the Employee Assistance Programs ("EAPs") in all of our global locations. Our EAPs provides free, confidential resources to employees who may be experiencing personal difficulties and need help navigating through them. There is no charge for employees or their household family members to use the program, which provides support for a range of topic, from stress-related challenges to substance abuse, financial concerns to legal matters. Also in 2022, we launched an Employee Relief Fund to provide opportunities for employees to support each other during difficult times. The fund provides financial assistance to eligible employees worldwide who experience an unforeseen disaster or hardship and allows all nVent employees to support their coworkers through donations to the fund. The fund operates through donations from nVent and individual employees. Employee donations are eligible for matching through our nVent in Action program.

We continued our efforts to develop our people throughout 2022, with focused efforts on developing our leaders. Throughout 2022, our senior level employees participated in McKinsey’s Connected Leadership Academies, and our early- to mid-career employees participated in their Management Accelerator programs. We offer internal leadership development programs to team leads, people leaders, and senior level leaders. We focus on growing our leaders through coaching and feedback with enterprise-wide, and senior level mentorship programs. We also offer a rotational program for early career hires to grow in their careers. We continue to grow our leaders in leading through change and transition. Lastly, we launched a revised performance process within the U.S. for our hourly production employees, and expect to launch the revised process throughout the globe so that our leaders continue to regularly engage with their employees to discuss performance, development and career aspirations.

Code of Conduct Training
We released a refreshed Code of Conduct in June 2022. Our updated Code of Conduct reinforces our strong foundation and reflects our evolving culture by integrating emerging areas such as our commitment to ESG and Inclusion & Diversity. Our Code of Conduct training was offered in 12 different languages to employees in 36 countries. Topics included nVent’s Code of Business Conduct & Ethics, Creating an Inclusive Environment, and Conflicts of Interest. In 2022, we completed the training with a 100% completion rate among professional employees. Additionally, we launched role-based training in the areas of Bribery, Kickbacks, Gifts & Hospitality, Conflicts of Interest and Data Privacy. In 2022, we trained 60% of our offline, factory team members globally on our Code of Conduct. In 2022, we launched targeted training to managers in our North American plants to reinforce their responsibility on creating an ethical culture and how to respond to concerns raised by employees.

We provide multiple ways for employees to ask for help and report misconduct and illegal or unethical behavior, including doing so anonymously. A Helpline is available on our website (www.nventethics.com) and is available 24/7 and accessible in over 200 languages. We are committed to investigating and responding to reported concerns. nVent prohibits retaliation against anyone who raises concerns or makes good-faith reports regarding possible breaches of law, policy or ethical violations.

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
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial markets and commercial markets. We expect to experience fluctuations in revenues and results of operations due to economic and business cycles. Important factors for our business and the businesses of our customers include the overall strength of the economy and our customers’ confidence in the economy, industrial and governmental capital spending, the strength of the commercial market, unemployment rates, availability of commercial financing, interest rates and energy and commodity prices. Recessions, economic downturns, inflation, slowing economic growth and social and political instability in the industries and/or markets where we compete could negatively affect our revenues and financial performance in future periods, result in future restructuring charges, and adversely impact our ability to grow or sustain our business. For example, current macroeconomic and political instability caused by global supply chain disruptions, inflation, the strengthening of the U.S. dollar and the conflict between Russia and Ukraine, have and could continue to adversely impact our results of operations. The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. In addition, demand for a portion of our products and services depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on prices of oil and gas, which are volatile and declines in such prices may result in suspensions or delays in large capital projects within the energy sector. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We compete in attractive markets with a high level of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies and lower-cost manufacturers. We compete based on technical expertise, reputation for quality and reliability, timeliness of delivery, previous installation history, contractual terms and price. Some of our competitors, in particular smaller companies, attempt to compete based primarily on price, localized expertise and local relationships. In addition, economic downturns could adversely affect pricing as market participants compete more aggressively on price. If we are unable to continue to differentiate our products, services and solutions, or if our pricing is adversely impacted or we incur additional costs to remain competitive, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our future growth is dependent upon our ability to adapt our products, services and organization to meet the demands of local markets in both developed and emerging economies and by developing or acquiring new technologies that achieve market acceptance with acceptable margins.
We operate in global markets that are characterized by customer demand that is often global in scope but localized in delivery. We compete with thousands of smaller regional and local companies that may be positioned to offer products produced at lower cost than ours, or to capitalize on highly localized relationships. Also, in several emerging markets potential customers prefer local suppliers, in some cases because of existing relationships and in other cases because of local legal restrictions or incentives that favor local businesses. In addition, we need to be flexible to adapt our products to ever changing customer preferences, including those relating to regulatory, climate change and social responsibility matters. Accordingly, our future success depends upon a number of factors, including our ability to adapt our products, services, organization, workforce and sales strategies to fit localities throughout the world, particularly in high-growth emerging markets; identify emerging technological and other trends in our target end markets; and develop or acquire competitive products and services and bring them to market quickly and cost-effectively. The failure to effectively adapt our products or services could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
During 2022, 2021 and 2020, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. In order to align our resources with our growth strategies, operate more efficiently and control costs, we may periodically announce in the future restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. As these plans and actions are complex, we may not be able to achieve the operating efficiencies to reduce costs or realize benefits that were anticipated in connection with these initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may experience material cost and other inflation.
During 2022, we experienced inflationary increases of raw materials, logistics and labor costs due to availability constraints and high demand, and we expect inflationary cost increases to continue in 2023. We strive for productivity improvements and implement increases in selling prices to help mitigate cost increases in raw materials, freight, energy, wage and other costs such as pension, health care and insurance. We continue to implement operational initiatives in order to mitigate the impact of this inflation and continuously reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to increase prices, generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flows.

A disruption in the availability, price or quality of products or materials that we manufacture and source from various countries throughout the world could have a material adverse effect on our results of operations.
Our business is subject to risks associated with global manufacturing and sourcing. We use a variety of raw materials in the production of our products including steel, electronic components, plastics, copper and paints. We also purchase certain electrical and electronic components and packaging materials from a number of suppliers. During 2021 and 2022, we experienced supply chain challenges, including increased lead times, due to availability constraints and high demand, and we expect supply chain pressures to continue in 2023. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations. Significant shortages in the availability of these materials or price increases could increase our operating costs and adversely impact the competitive positions of our products. We rely on materials, components and finished goods that are sourced from or manufactured outside the U.S., including Mexico, China and other countries, and these countries may experience political or trade instability, which could disrupt our supply of products or materials. We rely on our suppliers to produce high quality materials, components and finished goods according to our specifications. Although we have quality control procedures in place, there is a risk that products may not meet our specifications which could impact our ability to ship quality products to our customers on a timely basis.

Our backlog may fluctuate and material amounts of cancellations or reductions of orders or a failure to deliver our backlog on time could affect our future sales.
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of December 31, 2022 was $607.3 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers’ delivery schedules, are beyond our control. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Our business, financial condition, results of operations and cash flows have been, and may in the future be, adversely affected by epidemics or pandemics such as the COVID-19 pandemic.
We may face risks related to health epidemics and pandemics or other outbreaks of communicable diseases. A public health epidemic or pandemic, such as the COVID-19 pandemic, poses the risk that our employees, contractors, suppliers, customers and other business partners may be prevented from conducting business activities for an indefinite period of time, including due to shutdowns that may be requested or mandated by governmental authorities, or that such epidemic or pandemic may otherwise interrupt or impair business activities.
The COVID-19 pandemic continues to cause disruption to the global economy, including in the regions in which we, our suppliers, distributors, business partners, and customers do business. We continue to monitor the COVID-19 pandemic, and while periodic local increases and decreases in COVID-19 cases are likely, generally the restrictions due to and in response to the pandemic continue to relax in most locations. However, the COVID-19 pandemic and efforts to manage it, including those by governmental authorities, have had, and could continue to have, an adverse effect on the global economy and our business in many ways, including global supply chain shortages for materials and component parts used in our products and associated escalating prices. In addition to supply shortages, constrained transportation capacities have led to significant price increases in transportation costs. We expect to continue to be affected by supply chain issues due to factors largely beyond our control, including, a global shortage of components used in our products, a strain on raw materials and cost inflation, all of which could escalate in the future.
Although economic conditions have generally improved since the height of the COVID-19 pandemic, the strength of the economic recovery is uncertain and may vary across industries, customers and from country to country. The ultimate extent and robustness of any economic recovery from the impact of the COVID-19 pandemic imposes a significant degree of uncertainty and complexity, and may adversely affect our operations, customer demand and our costs of production. Failure of economic recovery to continue and adverse or weakening economic conditions may also result in deterioration in the collection of customer accounts receivable, as well as a reduction in sales. The foregoing and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risks described herein and any of these impacts could materially adversely affect our business, financial condition, results of operations and cash flows.

We are exposed to political, regulatory, economic and other risks that arise from operating a multinational business.
Sales outside of the U.S. for the year ended December 31, 2022 accounted for approximately 37% of our net sales. Further, our business obtains some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:

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

Our dependence on subcontractors and third party suppliers and manufacturers with respect to projects could have a material adverse effect on us.
We often rely on third party subcontractors as well as third party suppliers and manufacturers to complete projects. To the extent that we cannot engage subcontractors or acquire supplies or materials from third parties for these projects, our ability to complete a project in a timely fashion or at a profit may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price contracts, we could experience losses on these contracts. In addition, if a subcontractor, supplier or manufacturer is unable to deliver its services or materials according to the negotiated contract terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services or materials were needed.

Intellectual property challenges may hinder our ability to develop, engineer and market our products.
Patents, non-compete agreements, proprietary technologies, customer relationships, trademarks, trade names and brand names are important to our business. Intellectual property protection, however, may not preclude competitors from developing products similar to ours or from challenging our names or products. Our pending patent applications, and our pending copyright and trademark registration applications, may not be allowed or competitors may challenge the validity or scope of our patents, copyrights or trademarks. In addition, our patents, copyrights, trademarks and other intellectual property rights may not provide us a significant competitive advantage. Furthermore, participants in our markets may use challenges to intellectual property as a means to compete. Patent and trademark challenges increase our costs to develop, engineer and market our products. We may need to spend significant resources monitoring our intellectual property rights and we may or may not be able to detect infringement by third parties. If we fail to successfully enforce our intellectual property rights or register new patents, our competitive position could suffer, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We have significant goodwill and intangible assets and future impairment of our goodwill and intangible assets could have a material adverse effect on our results of operations.
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of our reporting unit to its respective carrying values on its balance sheets. As of December 31, 2022, our goodwill and intangible assets were $3.2 billion and represented 66% of our total assets. Changes in economic and operating conditions impacting the assumptions used in our impairment tests could result in future goodwill and intangible asset impairment expense.

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
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Environmental Protection Agency ("EPA") has published findings that emissions of carbon dioxide, methane, and other greenhouse gases ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. Based on these findings, the EPA has implemented regulations that require reporting of GHG emissions, or that limit emissions of GHGs from certain mobile or stationary sources. In addition, the U.S. Congress and federal and state regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many states have already taken legal measures to reduce emissions of GHGs, primarily through the development of GHG inventories, GHG permitting and/or regional GHG cap-and-trade programs. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program, or other state programs, may be adopted. Similarly, certain countries have adopted the Kyoto Protocol and in February 2021 the U.S. rejoined the Paris Accord, and these and other existing international initiatives or those under consideration could affect our international operations. To the extent our customers, particularly our energy and industrial customers, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs incurred by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows.

In addition, as part of our strategy regarding climate change and sustainability matters, we have set and may set additional targets aimed at reducing our impact on the environment and climate change and/or targets relating to other sustainability matters. Actions we take to achieve our targets or strategy could result in increased costs to our operations. We may not be able to achieve such targets or our desired impact, and any future investments we make in furtherance of achieving such targets and strategy may not meet investor expectations or standards regarding sustainability performance. Moreover, we may determine that it is in the best interest of our company and our shareholders to prioritize other business, social, governance or sustainable investments over the achievement of our current targets based on economic, regulatory and social factors, business strategy or pressure from investors or other stakeholders. In addition, investors and other stakeholders are increasingly focused on ESG matters, and as stakeholder ESG expectations and standards are evolving, we may not be able to sufficiently respond to these evolving standards and expectations. Furthermore, we could be criticized for the accuracy or completeness of the disclosure of our ESG initiatives. If we are unable to meet our targets or successfully implement our strategy or our ESG reporting is inaccurate or incomplete, then we could suffer from reputational damage and incur adverse reaction from investors and other stakeholders, which could adversely impact the perception of our brands and our products and services by current and potential investors and customers, which could in turn adversely impact our business, results of operations or financial condition.

Increased cybersecurity threats and computer crime pose a risk to our systems, networks, products and services, which expose us to potential regulatory, financial and reputational risks.
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. As our business increasingly interfaces with employees, customers, distributors and suppliers using information technology systems and networks, we are subject to an increased risk to the secure operation of these systems and networks. Our evolution into smart products and Internet of Things subjects us to increased cyber and technology risks. The secure operation of these information technology systems and networks is critical to our business operations and strategy.
Cybersecurity threats from user error to attacks designed to gain unauthorized access to our systems, networks and data are increasing in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain and pose a risk of theft to our assets. Establishing systems and processes to address these threats and changes in legal requirements relating to data collection and storage may increase our costs. We have experienced cyber security incidents, and, although we have determined such cybersecurity incidents to be immaterial and such incidents have not had a material adverse effect on our financial condition, results of operations or cash flows, there can be no assurance of similar results in the future. Should future attacks succeed, it could expose us and our employees, customers, distributors and suppliers to the theft of assets, misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, product failures, production downtimes and operations disruptions. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such cybersecurity incidents could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further cybersecurity measures.

Changes in data privacy laws and our ability to comply with them could have a material adverse effect on us.
We collect and store data that is sensitive to us and our employees, customers, dealers and suppliers. A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. Many foreign data privacy regulations, including the General Data Protection Regulation (the “GDPR”) in the European Union and the United Kingdom, are more stringent than federal regulations in the United States. Within the United States, many states are considering adopting, or have already adopted privacy regulations, including, for example, the California Privacy Rights Act. These laws and regulations are rapidly evolving and changing, and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by courts and governmental authorities. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, and/or result in interruptions or delays in the availability of systems. In the case of non-compliance with these laws, including the GDPR, regulators have the authority to levy significant fines. In addition, if there is a breach of privacy, we may be required to make notifications under data privacy laws or regulations, or could become subject to litigation. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

We may be negatively impacted by litigation, including product liability claims.
We are currently, and may in the future become, subject to litigation and other claims. We have been made parties to a number of actions filed or have been given notice of potential claims relating to the conduct of our business, including those pertaining to commercial disputes, product liability, asbestos, environmental, safety and health, patent infringement and employment matters. The outcome of such legal proceedings cannot be predicted with certainty and some may be disposed of unfavorably to us. Our business exposes us to potential litigation, such as product liability claims relating to the design, manufacture and sale of our products. While we currently maintain what we believe to be suitable product liability insurance, we may not be able to maintain this insurance on acceptable terms and this insurance may not provide adequate protection against potential or previously existing liabilities. In addition, we self-insure a portion of product liability claims. Successful claims against us for significant amounts could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
Risks Relating to Financial Markets and Our Debt and Liquidity
Volatility in currency exchange rates could have a material adverse effect on our financial condition, results of operations and cash flows.
Sales outside of the U.S. for the year ended December 31, 2022 accounted for approximately 37% of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar-reported revenue and income will effectively be decreased to the extent of the change in currency valuations and vice-versa. For the year ended December 31, 2022, foreign currency translations had a 4% negative impact on our net sales. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue and income in future periods.

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
As of December 31, 2022, we had $1.1 billion of total debt outstanding. If we are not able to repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (i) reducing financing in the future for working capital, capital expenditures and general corporate purposes or (ii) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. The lenders who hold such debt could also accelerate amounts due, which could potentially trigger a default or acceleration of any of our other debt.

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
While we believe that we should be able to maintain a worldwide effective corporate tax rate that is competitive in our industry, we cannot give any assurance as to what our effective tax rate will be in the future, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. Our actual effective tax rate may vary from our expectation and that variance may be material. Also, the tax laws of the U.S. (in particular with respect to full realization of the Inflation Reduction Act of 2022), the U.K., Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our worldwide effective corporate tax rate. In particular, legislative action could be taken by the U.S., the U.K., Ireland or the European Union which could override tax treaties or modify tax statutes or regulations upon which we expect to rely and adversely affect our effective tax rate. We cannot predict the outcome of any specific legislative proposals. If proposals were enacted that had the effect of disregarding our incorporation in Ireland or limiting our ability as an Irish company to maintain tax residency in the U.K. and take advantage of the tax treaties among the U.S., the U.K. and Ireland, we could be subject to increased taxation, which could materially adversely affect our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.

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

Effective for tax periods beginning on or after November 1, 2019, where a company is treated as tax resident under the domestic laws of both the U.K. and Ireland, the Double Tax Convention between the U.K. and Ireland (the “Convention”) signed on June 2, 1976, and as modified by paragraph 1 of Article 4 of the Multilateral Convention to Implement Tax Treaty Related Measures to Prevent Base Erosion and Profit Shifting (the “Multilateral Instrument” or “MLI”) provides that the residence of a dual-resident entity should be determined by way of mutual agreement between the Irish Revenue Commissioners and His Majesty’s Revenue Commissioners. The tie-breaker test provides that, in cases of dual residence, the competent authorities of the two states shall determine by mutual agreement the territory of which the person shall be deemed to be resident for purposes of the Convention.

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
If operations at any of our manufacturing facilities or those of our suppliers were to be disrupted as a result of significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, military conflicts, cybersecurity attacks, adverse weather conditions, labor disputes, public health epidemics or other catastrophic events or events outside of our control, we may be unable to fill customer orders and otherwise meet customer demand for our products. In addition, these types of events may negatively impact consumer, commercial and industrial spending in impacted regions or, depending on the severity, globally. As a result, any of such events could have a material adverse effect our business, financial condition, results of operations and cash flows. Interruptions in production, in particular at our manufacturing facilities, could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could have a material adverse effect our business, financial condition, results of operations and cash flows.

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
Our key operations are conducted in manufacturing and distribution facilities throughout the world. The following is a summary of our principal manufacturing, distribution, and service center properties:

		Number of Facilities
	Manufacturing Plant Locations	Manufacturing Plants	Distribution Facilities	Service Centers
Enclosures	U.S. and 9 other countries	18	12	—
Electrical & Fastening Solutions	U.S. and 2 other countries	8	6	—
Thermal Management	U.S. and 3 other countries	5	4	5
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

Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of December 31, 2022, our recorded reserves for environmental matters were not material. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Current executive officers of nVent Electric plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Beth A. Wozniak	58	Chief Executive Officer since 2018; Ms. Wozniak was the President of Pentair’s Electrical segment during 2017. Ms. Wozniak previously served as President of Pentair’s Flow & Filtration Solutions Global Business Unit from 2015 – 2016. Ms. Wozniak was President of the Environmental and Combustion Controls unit of Honeywell International Inc. (a software-industrial company) from 2011 – 2015 and President of the Sensing and Controls Unit of Honeywell International Inc. from 2006 – 2011, and she held various leadership positions at Honeywell International Inc. and its predecessor AlliedSignal Inc. from 1990 – 2006.
Sara E. Zawoyski	48	Executive Vice President and Chief Financial Officer since 2019; Ms. Zawoyski was the Senior Vice President Finance and Treasurer of the Company from 2018 – 2019. Ms. Zawoyski previously served in the following roles at Pentair and its predecessors: Chief Financial Officer, Electrical Segment from 2017 – 2018, Chief Financial Officer, Flow and Filtration Solutions from 2015 – 2017, Chief Financial Officer Flow Technologies from 2014 – 2015, Chief Financial Officer, Equipment Protection from 2012 – 2014, and Vice President Investor Relations from 2010 – 2012. Ms. Zawoyski also previously held various investor relations and managerial finance leadership positions at PepsiAmericas from 2002 – 2010 and various positions in the audit practice of PricewaterhouseCoopers LLP from 1996 – 2002.
Jon D. Lammers	58	Executive Vice President and General Counsel and Secretary since 2018; Mr. Lammers served as Pentair's General Counsel, Electrical from 2017-2018 and was an attorney at Foulston Siefkin LLP (a Kansas-based law firm) from 2016 – 2017. Mr. Lammers previously served as Senior Vice President, General Counsel and Secretary of Spirit Aerosystems Holdings, Inc. (a designer and manufacturer of aerostructures) from 2012 – 2016. He held various senior legal roles, including Deputy North American General Counsel and Asia Pacific General Counsel with Cargill Inc. from 1997 – 2012. Prior to his corporate experience, Mr. Lammers practiced law at Oppenheimer, Wolff & Donnelly (n/k/a Fox Rothschild LLP) from 1993 – 1997 and Paul Hastings LLP from 1991 – 1993.
Lynnette R. Heath	55	Executive Vice President and Chief Human Resources Officer since 2018; Ms. Heath was the Senior Vice President, Global Human Resources of Entrust Datacard (a privately held global security and identity company) from 2009 – 2017. Ms. Heath previously held various human resources roles with General Electric Company from 2000 – 2009, with McKesson Corporation from 1996 – 2000 and with Northern States Power Company (n/k/a Xcel Energy Inc.) from 1992 – 1996.
Aravind Padmanabhan	54	Executive Vice President and Chief Technology Officer since 2019; Mr. Padmanabhan was the Vice President and Chief Technology Officer of the Honeywell Connected Worker unit of Honeywell International Inc. (a software-industrial company) from 2018 – 2019, and served as Acting Chief Architect of the Honeywell Sentience Platform in 2018. Mr. Padmanabhan previously served as Vice President and Chief Technology Officer of the Home & Building Technologies unit of Honeywell International Inc. from 2016 – 2018 and the Environmental & Energy Solutions unit of Honeywell International Inc. from 2013 – 2016. Mr. Padmanabhan also previously held various other technology and engineering leadership positions at Honeywell International Inc. from 1997 – 2013.
Randolph A. Wacker	58	Senior Vice President and Chief Accounting Officer since 2018 and Treasurer since 2019; Mr. Wacker was the Assistant Corporate Controller of Pentair and served in that role from 2005-2017. Mr. Wacker served as the U.S. Controller of Computer Network Technologies from 2004 – 2005. He served over 10 years in corporate controlling and external reporting roles in various public companies. Mr. Wacker also served as an accountant with the public accounting firm Larson, Allen, Weishair & Co., LLP (n/k/a CliftonLarsonAllen) from 1988 – 1993.
Joseph A. Ruzynski	47	President of Enclosures since 2018; Mr. Ruzynski was the Vice President of Pentair’s Enclosures Strategic Business Unit and served in that role during 2017. Mr. Ruzynski previously served as Vice President of Pentair’s Engineered Projects Strategic Business Group in its Valves & Controls Global Business Unit from 2016 – 2017 and Vice President of Pentair’s Fluid Motion Business Group from 2015 – 2016. He was the Vice President, Operations of Pentair’s Equipment Protection and Technical Solutions Global Business Units from 2012 – 2014, and held various supply leadership positions with Pentair from 2003 – 2012. Mr. Ruzynski was a Manager with Ernst & Young from 1997 – 2003.

Robert J. van der Kolk	54	President of Electrical & Fastening Solutions since 2018; Mr. van der Kolk was the Vice President of Pentair’s Engineered & Fastening Solutions Strategic Business Unit of the Electrical segment and served in that role from 2015 – 2017. Mr. van der Kolk previously served as the Executive Vice President, Sales for ERICO from 2011 – 2015, and held various sales, development, and manufacturing leadership roles with ERICO from 2001 – 2008. Mr. van der Kolk held Plant Superintendent and Production Management roles for Cargill in the Netherlands and Germany from 1993 – 2001.
Michael B. Faulconer	53	President of Thermal Management since 2018; Mr. Faulconer was the Vice President of Pentair’s Thermal Management Strategic Business Unit of the Electrical segment and served in that role during 2017. Mr. Faulconer previously served as the Vice President of Pentair’s Thermal Building Solutions Unit from 2014 – 2016. He was the Vice President, Marketing of Pentair’s Thermal Management Unit from 2010 – 2013. Mr. Faulconer held various general management and marketing leadership roles with Tyco Thermal Controls in the U.S. and Asia from 2001 – 2010. From 1991 – 2000, Mr. Faulconer held various sales roles with Valquip Corporation.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our ordinary shares are listed for trading on the New York Stock Exchange and trade under the symbol "NVT." As of December 31, 2022, there were 13,094 shareholders of record.

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

The following graph sets forth the cumulative total shareholder return on our ordinary shares from the date of the separation of nVent from Pentair, assuming the investment of $100 on April 30, 2018 and the reinvestment of all dividends since that date to December 31, 2022. The graph also contains for comparison purposes the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrials Index, assuming the same investment level and reinvestment of dividends. By virtue of our market capitalization, we are a component of the S&P Mid Cap 400 Index. On the basis of our size and diversity of businesses, we believe the S&P Mid Cap 400 Industrials Index is an appropriate published industry index for comparison purposes.

Comparison of Cumulative Total Return
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
04/30/18
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
nVent Electric plc
S&P Mid Cap 400
S&P Mid Cap 400 Industrials

	Base Period 2018	INDEXED RETURNS Years ended December 31,
Company / Index	April 30	2018	2019	2020	2021	2022
nVent Electric plc	100	102.99	117.30	113.84	190.38	196.71
S&P Mid Cap 400 Index	100	88.82	110.18	128.87	160.77	139.78
S&P Mid Cap 400 Industrials Index	100	90.13	118.98	137.03	174.59	160.76

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2022:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 29, 2022	121	$33.33	—	$200,000,000
October 30 – November 26, 2022	660,365	39.05	660,025	174,214,645
November 27 – December 31, 2022	862,010	39.02	861,563	140,577,960
Total	1,522,496		1,521,588
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
(d)On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 and expires on July 22, 2024. As of December 31, 2022, we had $140.6 million available for repurchases under the 2021 Authorization.

ITEM 6.   RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations refers to and should be read in conjunction with the audited consolidated financial statements and the corresponding notes included in ITEM 8.
Forward-looking statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "forecasts," "should," "would," "positioned," "strategy," "future," "are confident," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these factors are the adverse effects on our business operations or financial results, including due to the overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve, including the impacts of tariffs; volatility in currency exchange rates, interest rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; inability to mitigate material and other cost inflation; risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging and transportation; increased risks associated with operating foreign businesses, including risks associated with the conflict between Russia and Ukraine and related sanctions; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the impact of the novel coronavirus 2019 ("COVID-19") pandemic; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.

The following is the discussion and analysis of changes in the financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021. The discussion and analysis of fiscal year 2020 and changes in the financial condition and results of operations for fiscal year 2021 compared to fiscal year 2020 that are not included in this Form 10-K may be found in Part II, ITEM 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022.
Overview
The terms "us," "we," "our," "the Company" or "nVent" refer to nVent Electric plc. nVent is a leading global provider of electrical connection and protection solutions. We believe our inventive electrical solutions enable safer systems and ensure a more secure world. We design, manufacture, market, install and service high performance products and solutions that connect and protect mission critical equipment, buildings and critical processes. We offer a comprehensive range of enclosures, electrical connections and fastening and thermal management solutions across industry-leading brands that are recognized globally for quality, reliability and innovation.

We classify our operations into business segments based primarily on types of products offered and markets served. We operate across three segments: Enclosures, Electrical & Fastening Solutions and Thermal Management, which represented approximately 52%, 27% and 21% of total revenues during 2022, respectively.

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
Recent events update
In March 2020, the World Health Organization declared COVID-19 a pandemic. Governments around the world have implemented measures to help control the spread of the virus and subsequent variants, including business curtailments and shutdowns, isolating residents to their places of residence and restricting travel. The COVID-19 pandemic has resulted, and is likely to continue to result, in significant economic disruption and has adversely affected, and may continue to adversely affect, our business. We continue to actively monitor the impacts of the pandemic and global efforts to respond to it, and may take further actions that alter our business operations as may be required by governments in the jurisdictions where we operate, or that we determine are in the best interests of our employees, customers, suppliers and shareholders.

As economic activity has increased in 2021 and 2022, we have experienced inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times due to availability constraints and high demand. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations. We expect the inflationary trends and supply chain pressures that we have encountered in 2022 to continue into 2023.

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

Key trends and uncertainties regarding our existing business
The following trends and uncertainties affected our financial performance in 2021 and 2022, and are reasonably likely to impact our results in the future:
•During 2021 and 2022, we experienced inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times due to availability constraints and high demand. While we have taken pricing actions and we have implemented and plan to continue to implement productivity improvements that could help offset these cost increases, we expect supply chain pressures and inflationary cost increases to continue into 2023, and could negatively impact our results of operations.
•Although economic conditions have generally improved since the height of the COVID-19 pandemic, the COVID-19 pandemic continues to cause disruption to the global economy, including in the regions in which we, our suppliers, distributors, business partners, and customers do business. During 2021, demand improved as governments rolled out the distribution of vaccines and lifted COVID-19 related restrictions, which increased economic activity. Demand in 2022 remained high, however, the impact of the COVID-19 pandemic continues to evolve and the economic recovery we are seeing could be slowed or reversed by a number of factors, including a widespread resurgence in COVID-19 infections, whether due to the spread of variants of the virus or otherwise, the rate and efficacy of vaccinations, labor constraints, the strength of the global supply chain and government actions including potential business curtailments and shutdowns impacting our factories. The magnitude of the impact of the pandemic on our financial condition, liquidity and results of operations cannot be determined at this time.
In 2023, our operating objectives include the following:
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31		% / point change
In millions	2022	2021	2022 vs 2021
Net sales	$2,909.0	$2,462.0	18.2%
Cost of goods sold	1,812.3	1,520.1	19.2%
Gross profit	1,096.7	941.9	16.4%
% of net sales	37.7%	38.3%	(0.6	pts)

Selling, general and administrative	595.9	537.9	10.8%
% of net sales	20.5%	21.8%	(1.3	pts)
Research and development	60.4	48.6	24.3%
% of net sales	2.1%	2.0%	0.1	pts

Operating income	440.4	355.4	23.9%
% of net sales	15.1%	14.4%	0.7	pts

Net interest expense	31.2	32.3	N.M.
Loss on early extinguishment of debt	—	15.2	N.M.
Other expense (income)	(63.4)	(12.8)	N.M.

Income before income taxes	472.6	320.7	N.M.
Provision for income taxes	72.8	47.8	52.3%
Effective tax rate	15.4%	14.9%	0.5	pts

Net income	399.8	272.9	46.5%
N.M. Not Meaningful
Net sales
The components of the consolidated net sales change were as follows:

2022 vs 2021
Volume	6.5%
Price	13.5
Organic growth	20.0
Acquisition	1.9
Currency	(3.7)
Total	18.2%
The 18.2 percent increase in net sales in 2022 from 2021 was primarily the result of:
•organic sales growth contribution of approximately 8.0%, 6.0% and 4.5% from our industrial, infrastructure and commercial & residential businesses, respectively, in 2022 from 2021, which includes increases in selling prices; and
•increased sales of $47.1 million in 2022 as a result of the Vynckier and CIS Global acquisitions.

This increase was partially offset by:
•unfavorable foreign currency effects.
Gross profit
The 0.6 percentage point decrease in gross profit as a percentage of sales in 2022 from 2021 was primarily the result of:
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
Selling, general and administrative ("SG&A")
The 1.3 percentage point decrease in SG&A expense as a percentage of sales in 2022 from 2021 was driven by:
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
Other expense (income)
In 2022 and 2021, we recognized a pre-tax, non-cash pension and other post-retirement mark-to-market gain of $66.3 million and $15.2 million, respectively.
Provision for income taxes
The difference in the effective tax rate in 2022 from 2021 was primarily the result of:
•a $5.5 million one-time benefit recorded in 2021 to reflect an anticipated worthless stock deduction on an investment in a foreign subsidiary; and
•the $66.3 million pre-tax, non-cash pension and other post-retirement market-to market gain relating predominantly to a jurisdiction where there is a valuation allowance on deferred tax assets.

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

Enclosures
The net sales and segment income for Enclosures were as follows:

	Years ended December 31		% / point change
In millions	2022	2021	2022 vs 2021
Net sales	$1,503.7	$1,244.8	20.8%
Segment income	256.0	202.1	26.7%
% of net sales	17.0%	16.2%	0.8	pts
Net sales
The components of the change in Enclosures net sales were as follows:

2022 vs 2021
Volume	7.8%
Price	12.8
Organic growth	20.6
Acquisition	3.8
Currency	(3.6)
Total	20.8%
The 20.8 percent increase in Enclosures net sales in 2022 from 2021 was primarily the result of:
•organic sales growth contribution of approximately 10.5%, 6.5% and 2.5% from our industrial, infrastructure and commercial & residential businesses, respectively, in 2022 from 2021, which includes increases in selling prices; and
•increased sales of $47.1 million in 2022 as a result of the Vynckier and CIS Global acquisitions.
This increase was partially offset by:
•unfavorable foreign currency effects.
Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	2022 vs 2021
Growth/acquisition	2.4	pts
Price	9.5
Currency	0.4
Net productivity	(11.5)
Total	0.8	pts
The 0.8 percentage point increase in segment income for Enclosures as a percentage of net sales in 2022 from 2021 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases; and
•higher sales volume resulting in increased leverage on fixed expenses.
This increase was partially offset by:
•inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times, due to availability constraints and high demand compared to 2021.

Electrical & Fastening Solutions
The net sales and segment income for Electrical & Fastening Solutions were as follows:

	Years ended December 31		% / point change
In millions	2022	2021	2022 vs 2021
Net sales	$791.4	$657.5	20.4%
Segment income	219.9	181.5	21.2%
% of net sales	27.8%	27.6%	0.2	pts
Net sales
The components of the change in Electrical & Fastening Solutions net sales were as follows:

2022 vs 2021
Volume	2.7%
Price	20.8
Organic growth	23.5
Currency	(3.1)
Total	20.4%
The 20.4 percent increase in Electrical & Fastening Solutions net sales in 2022 from 2021 was primarily the result of:.
•organic sales growth contribution of approximately 10.5% and 10.0% from our commercial & residential and infrastructure businesses, respectively, in 2022 from 2021, which includes increases in selling prices.
This increase was partially offset by:
•unfavorable foreign currency effects.
Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	2022 vs 2021
Growth/acquisition	1.9	pts
Price	12.5
Currency	0.1
Net productivity	(14.3)
Total	0.2	pts
The 0.2 percentage point increase in segment income for Electrical & Fastening Solutions as a percentage of net sales in 2022 from 2021 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases; and
•higher sales volume resulting in increased leverage on fixed expenses.
This increase was partially offset by:
•inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times, due to availability constraints and high demand compared to 2021.

Thermal Management
The net sales and segment income for Thermal Management were as follows:

	Years ended December 31		% / point change
In millions	2022	2021	2022 vs 2021
Net sales	$613.9	$559.7	9.7%
Segment income	140.8	121.2	16.2%
% of net sales	22.9%	21.7%	1.2	pts
Net sales
The components of the change in Thermal Management net sales were as follows:

2022 vs 2021
Volume	7.8%
Price	6.5
Organic growth	14.3
Currency	(4.6)
Total	9.7%

The 9.7 percent increase in Thermal Management net sales in 2022 from 2021 was primarily the result of:
•organic sales growth contribution of approximately 10.5% and 2.5% from our industrial and commercial & residential businesses, respectively, in 2022 from 2021, which includes increases in selling prices; and
This increase was partially offset by:
•unfavorable foreign currency effects.
Segment income
The components of the change in Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	2022 vs 2021
Growth	1.3	pts
Price	4.8
Currency	(0.1)
Net productivity	(4.8)
Total	1.2	pts
The 1.2 percentage point increase in segment income for Thermal Management as a percentage of net sales in 2022 from 2021 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases.
•higher sales volume resulting in increased leverage on fixed expenses.
This increase was partially offset by:
•inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times, due to availability constraints and high demand compared to 2021.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt, to pay dividends to shareholders quarterly and otherwise as described below under "Material cash requirements." We believe we have the ability and sufficient capacity to meet these cash requirements in the short term and long term by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of December 31, 2022, we had $297.5 million of cash on hand, of which $37.6 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere and increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities was $394.6 million in 2022, compared to $373.3 million in 2021. Net cash provided by operating activities in 2022 primarily reflects net income of $447.7 million, net of non-cash depreciation, amortization, and pension and other post-retirement mark-to-market gain, partially offset by a $55.9 million increase in net working capital.

Net cash provided by operating activities in 2021 primarily reflects net income of $366.1 million, net of non-cash depreciation, amortization, and pension and other post-retirement mark-to-market gain, partially offset by a $9.2 million increase in net working capital.
Investing activities
Net cash used for investing activities was $52.5 million in 2022, which primarily related to capital expenditures of $45.9 million. Net cash used for investing activities was $274.0 million in 2021, which primarily related to cash paid for the CIS Global and Vynckier acquisitions of $228.0 million, net of cash acquired, and capital expenditures of $39.5 million.
Financing activities
Net cash used for financing activities was $82.1 million in 2022, which primarily related to dividends paid of $117.0 million, net repayments of revolving long-term debt of $106.7 million and share repurchases of $65.9 million, partially offset by $200.0 million of proceeds from long-term debt.

Net cash used for financing activities was $166.8 million in 2021, which primarily related to dividends paid of $117.7 million and share repurchases of $111.5 million, partially offset by net receipts of revolving long-term debt of $72.1 million. In 2021, we issued $300.0 million of 2.750% fixed rate senior notes due 2031, and utilized the proceeds to redeem $300.0 million of 3.950% fixed rate senior notes due 2023. We also settled an outstanding interest rate swap related for $9.6 million related to the debt that was redeemed and incurred $15.2 million of costs related to the early extinguishment of the debt.

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

Borrowings under the Senior Credit Facilities bear interest at a rate equal to an adjusted base rate, London Interbank Offered Rate (“LIBOR”), Euro Interbank Offer Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”), plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating. In December 2022, we amended the Senior Credit Facilities to replace the LIBOR-based interest rate benchmark with the Secured Overnight Financing Rate ("SOFR").
As of December 31, 2022, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each, a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance’s election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of December 31, 2022, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.

Share repurchases
On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021, and expires on July 22, 2024.

During the year ended December 31, 2022, we repurchased 1.6 million of our ordinary shares for $63.3 million under the 2021 Authorization. As of December 31, 2022, we had $140.6 million available for share repurchases under the 2021 Authorization.

Dividends
Dividends paid per ordinary share were $0.70 for both the years ended December 31, 2022 and 2021.

On December 12, 2022, the Board of Directors declared a quarterly cash dividend of $0.175 that was paid on February 3, 2023 to shareholders of record at the close of business on January 20, 2023. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $30.4 million and $30.5 million at December 31, 2022 and 2021, respectively.

On February 28, 2023, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May
12, 2023 to shareholders of record at the close of business on April 28, 2023.

Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of nVent Electric plc's "distributable reserves" on its statutory balance sheet. nVent Electric plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves of nVent Electric plc are not linked to a generally accepted accounting principles in the United States of America ("GAAP") reported amount (e.g., retained earnings). Our distributable reserve balance was $2.8 billion and $2.9 billion as of December 31, 2022 and 2021, respectively.

Authorized shares
Our authorized share capital consists of 400.0 million ordinary shares with a par value of $0.01 per share.

Material cash requirements
In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt and interest payments, taxes, dividends and share repurchases.

Our material contractual cash requirements as of December 31, 2022 include principal and interest on long-term debt as well as payments for operating lease liabilities. Servicing these obligations includes the following estimated cash outflows from December 31, 2022:

In millions	Within 1 year	Greater than 1 year	Total
Debt obligations	$15.0	$1,073.8	$1,088.8
Interest obligations on fixed-rate debt	31.0	168.4	199.4
Operating lease obligations, net of sublease rentals	22.1	96.6	118.7
Total	$68.1	$1,338.8	$1,406.9

We also incur purchase obligations in the ordinary course of business that are enforceable and legally binding. We have contractual purchase obligations of $103.9 million for 2023, which represent commitments for raw materials to be utilized in the normal course of business for which all significant terms have been confirmed. Contractual purchase obligations beyond 2023 are not material.
The total gross liability for uncertain tax positions at December 31, 2022 was estimated to be $13.4 million. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of December 31, 2022, we had recorded $2.0 million for the possible payment of penalties and $2.2 million related to the possible payment of interest.

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
The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2022	2021
Net cash provided by (used for) operating activities	$394.6	$373.3
Capital expenditures	(45.9)	(39.5)
Proceeds from sale of property and equipment	2.0	0.6
Free cash flow	$350.7	$334.4

COMMITMENTS AND CONTINGENCIES

We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those pertaining to commercial or contractual disputes, product liability, environmental, safety and health, patent infringement and employment matters.

While we believe that a material impact on our consolidated financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material impact. We do and will continue to periodically re-examine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims described in ITEM 8, Note 17 of the Notes to the Consolidated Financial Statements could change in the future.

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
As of December 31, 2022 and 2021, the outstanding value of bonds, letters of credit and bank guarantees totaled $38.0 million and $38.2 million, respectively.
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

Determining the fair value of the reporting units required the use of significant judgment, including assumptions about future revenues and expenses, capital expenditures and changes in working capital and discount rates, which are based on our annual operating plan and long-term business plan. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, and growth expectations for the industries and end markets in which the reporting unit participates. The level of judgment and estimation is inherently high. We have evaluated numerous factors and made significant assumptions, which include the severity and duration of the business disruption, the potential impact on customer demand, the timing and degree of economic recovery and ultimately, the combined effect of these assumptions on our future operating results and cash flows. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2028 are projected to grow at a perpetual growth rate of 3.0%.

Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized a discount rate ranging from 11.5% to 13.0% for each reporting unit in determining the discounted cash flows in our fair value analysis.

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

A 10% decrease in the fair values determined in the quantitative impairment assessment for each of the reporting units would not have changed our determination that the fair value of each reporting unit was in excess of its carrying value for 2022.

In 2020, we recognized a pre-tax, non-cash goodwill impairment expense of $212.3 million related to the Thermal Management reporting unit. The impairment resulted in a $21.6 million income tax benefit associated with the proportionate share of tax deductible goodwill. There was no impairment expense recorded in 2022 or 2021 related to goodwill.

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

A 10% decrease in the fair values determined in the quantitative impairment assessment for each of the trade names would not have changed our determination that the fair value of each trade name was in excess of its carrying value for 2022.

In 2020, we recognized pre-tax, non-cash impairment expense of $8.2 million related to certain trade names. There was no impairment expense recorded in 2022 or 2021 related to identifiable intangible assets.

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

We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in a pre-tax gain of $66.3 million and $15.2 million in 2022 and 2021, respectively, and a pre-tax expense of $8.7 million in 2020. The remaining components of pension expense, including service and interest costs and estimated return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rates on our pension plans ranged from 1.00% to 5.25%, 0.25% to 3.25% and 0.00% to 2.75% in 2022, 2021 and 2020, respectively. The discount rates are determined by matching high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. There are no known or anticipated changes in our discount rate assumptions that will materially impact our pension expense in 2023.
Expected rates of return
The expected rates of return on our pension plan assets ranged from 1.00% to 4.75%, 1.00% to 4.50% and 1.00% to 5.00% in 2022, 2021 and 2020, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader long-term market indices. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.

Sensitivity to changes in key assumptions
A 0.25 percentage point change in the discount rates used to measure our pension and other post-retirement benefit plans is estimated to have an impact on our total projected benefit obligation of approximately $5.0 million. A 0.25 percentage point change in the assumed rate of return on pension assets or discount rates for our pension and other post-retirement benefit plans is estimated to have no material impact on our ongoing pension expense. These estimates exclude any potential mark-to-market adjustments.

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

At December 31, 2022 and 2021, we had outstanding foreign currency derivative contracts, including those related to cross currency swaps that qualify as a hedge of future cash flows, with gross notional U.S. dollar equivalent amounts of $462.6 million and $482.2 million, respectively. Changes in the fair value of all derivatives that do not qualify as a hedge of future cash flows are recognized immediately in income. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive income (loss) and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings.

At December 31, 2022 and 2021, we had a gross notional U.S. dollar equivalent amount of $63.7 million and $68.1 million designated as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The hedge is intended to reduce, but will not eliminate, the impact on our financial results of changes in the exchange rate between the Euro and the U.S. dollar. The currency risk related to the net investment hedge is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. The rates used to perform this analysis were based on the market exchange rates in effect on December 31, 2022. A 10% appreciation or depreciation of the U.S. dollar relative to the Euro would result in a $5.8 million net increase or a $7.1 million net decrease, respectively, in Accumulated other comprehensive income (loss). However, these increases or decreases in Accumulated other comprehensive income (loss) would be offset by decreases or increases in the hedged net investments on our balance sheet due to currency translation.
Interest rate risk
Our debt portfolio as of December 31, 2022 was comprised of debt denominated in U.S. dollars. The debt portfolio is comprised of approximately 73% fixed-rate debt and 27% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2022, a 100 basis point increase or decrease in interest rates would result in a $39.8 million decrease or a $42.7 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2022, a 100 basis point increase or decrease in interest rates would result in a $2.9 million increase or decrease in interest incurred.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2022, the Company's internal control over financial reporting was effective based on those criteria.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2022. That attestation report is set forth immediately following this management report.

Beth A. Wozniak	Sara E. Zawoyski
Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
nVent Electric plc
London, United Kingdom
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of nVent Electric plc and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 28, 2023, expressed an unqualified opinion on those financial statements.
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
February 28, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
nVent Electric plc
London, United Kingdom
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of nVent Electric plc and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operation and other comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Goodwill - Thermal Management Reporting Unit - Refer to Notes 1 and 6 to the financial statements

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using income and market approaches. The determination of the fair value using an income approach involves the use of a discounted cash flow model that requires management to make significant estimates and assumptions related to future revenues and expenses, projected capital expenditures, changes in working capital and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples. The goodwill balance for the Thermal Management reporting unit was $711.7 million as of December 31, 2022, and no impairment was recognized as the fair value of the reporting unit exceeded its carrying value as of the measurement date.
Given the significant judgments made by management to estimate the fair value of the reporting unit and the difference between the fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to selection of the discount rates, EBITDA multiples, and forecasts of future revenues and operating margins, required a high degree of auditor judgment and an increased extent of effort, including the need to involve fair value specialists.
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
February 28, 2023

We have served as the Company's auditor since 2017.

nVent Electric plc
Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years ended December 31
In millions, except per-share data	2022	2021	2020
Net sales	$2,909.0	$2,462.0	$1,998.6
Cost of goods sold	1,812.3	1,520.1	1,249.2
Gross profit	1,096.7	941.9	749.4
Selling, general and administrative	595.9	537.9	447.0
Research and development	60.4	48.6	43.5
Impairment of goodwill and trade names	—	—	220.5
Operating income	440.4	355.4	38.4
Net interest expense	31.2	32.3	36.4
Loss on early extinguishment of debt	—	15.2	—
Other expense (income)	(63.4)	(12.8)	11.5
Income (loss) before income taxes	472.6	320.7	(9.5)
Provision for income taxes	72.8	47.8	37.7
Net income (loss)	$399.8	$272.9	$(47.2)
Comprehensive income (loss), net of tax
Net income (loss)	$399.8	$272.9	$(47.2)
Changes in cumulative translation adjustment	(18.6)	4.4	(3.7)
Changes in market value of derivative financial instruments, net of tax	2.2	7.6	7.1
Comprehensive income (loss)	$383.4	$284.9	$(43.8)
Earnings (loss) per ordinary share
Basic	$2.40	$1.63	$(0.28)
Diluted	$2.38	$1.61	$(0.28)
Weighted average ordinary shares outstanding
Basic	166.3	167.9	169.6
Diluted	168.3	169.7	169.6
See accompanying notes to consolidated financial statements.

nVent Electric plc
Consolidated Balance Sheets

	December 31
In millions, except per-share data	2022	2021
Assets
Current assets
Cash and cash equivalents	$297.5	$49.5
Accounts and notes receivable, net of allowances of $9.9 and $6.7, respectively	472.5	438.1
Inventories	346.7	321.9
Other current assets	112.5	102.0
Total current assets	1,229.2	911.5
Property, plant and equipment, net	289.2	291.1
Other assets
Goodwill	2,178.1	2,186.7
Intangibles, net	1,066.1	1,143.8
Other non-current assets	139.6	141.1
Total other assets	3,383.8	3,471.6
Total assets	$4,902.2	$4,674.2
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$15.0	$5.0
Accounts payable	252.1	261.0
Employee compensation and benefits	109.3	113.9
Other current liabilities	273.1	256.4
Total current liabilities	649.5	636.3
Other liabilities
Long-term debt	1,068.2	994.2
Pension and other post-retirement compensation and benefits	128.5	208.1
Deferred tax liabilities	199.6	210.3
Other non-current liabilities	124.7	129.2
Total liabilities	2,170.5	2,178.1
Commitments and Contingencies (Note 17)
Equity
Ordinary shares $0.01 par value, 400.0 million authorized, 165.3 million and 166.1 million issued at December 31, 2022 and 2021, respectively	1.7	1.7
Additional paid-in capital	2,372.3	2,403.1
Retained earnings	457.3	174.5
Accumulated other comprehensive loss	(99.6)	(83.2)
Total equity	2,731.7	2,496.1
Total liabilities and equity	$4,902.2	$4,674.2
See accompanying notes to consolidated financial statements.

nVent Electric plc
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2022	2021	2020
Operating activities
Net income (loss)	$399.8	$272.9	$(47.2)
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	43.5	40.9	38.4
Amortization	70.7	67.5	64.2
Deferred income taxes	(13.6)	(18.8)	(2.9)
Share-based compensation	25.0	16.6	13.9
Loss on early extinguishment of debt	—	15.2	—
Impairment of goodwill and trade names	—	—	220.5
Pension and other post-retirement expense (income)	(61.4)	(9.5)	17.2
Pension and other post-retirement contributions	(5.5)	(6.5)	(6.8)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(45.9)	(104.2)	28.3
Inventories	(34.7)	(74.0)	18.3
Other current assets	13.4	(7.6)	21.5
Accounts payable	(4.7)	73.7	(18.6)
Employee compensation and benefits	(2.1)	43.6	(4.2)
Other current liabilities	18.1	59.3	1.5
Other non-current assets and liabilities	(8.0)	4.2	(0.1)
Net cash provided by (used for) operating activities	394.6	373.3	344.0
Investing activities
Capital expenditures	(45.9)	(39.5)	(40.0)
Proceeds from sale of property and equipment	2.0	0.6	2.0
Acquisitions, net of cash acquired	(8.6)	(235.1)	(27.0)
Net cash provided by (used for) investing activities	(52.5)	(274.0)	(65.0)
Financing activities
Net receipts (repayments) of revolving credit facility	(106.7)	72.1	(100.0)
Proceeds from long-term debt	200.0	300.0	—
Repayment of long-term debt	(10.0)	(318.7)	(17.5)
Settlement of cross currency swaps	10.0	—	—
Settlement of interest rate swap	—	9.6	—
Debt issuance costs	—	(5.4)	—
Premium paid on early extinguishment of debt	—	(15.2)	—
Dividends paid	(117.0)	(117.7)	(119.0)
Shares issued to employees, net of shares surrendered	7.5	20.0	7.2
Repurchases of ordinary shares	(65.9)	(111.5)	(43.2)
Net cash provided by (used for) financing activities	(82.1)	(166.8)	(272.5)
Effect of exchange rate changes on cash and cash equivalents	(12.0)	(5.5)	9.6
Change in cash and cash equivalents	248.0	(73.0)	16.1
Cash and cash equivalents, beginning of year	49.5	122.5	106.4
Cash and cash equivalents, end of year	$297.5	$49.5	$122.5

Supplemental cash flow information
Cash paid for interest, net	$49.2	$43.0	$47.1
Cash paid for income taxes, net	$87.3	$61.3	$39.2
See accompanying notes to consolidated financial statements.

nVent Electric plc
Consolidated Statements of Changes in Equity

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2019	169.5	$1.7	$2,502.7	$186.7	$(98.6)	$2,592.5
Net loss	—	—	—	(47.2)	—	(47.2)
Other comprehensive income, net of tax	—	—	—	—	3.4	3.4
Dividends declared	—	—	—	(118.8)	—	(118.8)
Share repurchases	(2.3)	—	(43.2)	—	—	(43.2)
Exercise of options, net of shares tendered for payment	0.7	—	11.3	—	—	11.3
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(4.1)	—	—	(4.1)
Share-based compensation	—	—	15.9	—	—	15.9
Balance - December 31, 2020	168.2	$1.7	$2,482.6	$20.7	$(95.2)	$2,409.8
Net income	—	—	—	272.9	—	272.9
Other comprehensive income, net of tax	—	—	—	—	12.0	12.0
Dividends declared	—	—	—	(119.1)		(119.1)
Share repurchases	(3.5)	—	(116.1)		—	(116.1)
Exercise of options, net of shares tendered for payment	1.2	—	22.9	—	—	22.9
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(2.9)	—	—	(2.9)
Share-based compensation	—	—	16.6	—	—	16.6
Balance - December 31, 2021	166.1	$1.7	$2,403.1	$174.5	$(83.2)	$2,496.1
Net income	—	—	—	399.8	—	399.8
Other comprehensive income, net of tax	—	—	—	—	(16.4)	(16.4)
Dividends declared	—	—	—	(117.0)		(117.0)
Share repurchases	(1.6)	—	(63.3)		—	(63.3)
Exercise of options, net of shares tendered for payment	0.5	—	12.5	—	—	12.5
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(5.0)	—	—	(5.0)
Share-based compensation	—	—	25.0	—	—	25.0
Balance - December 31, 2022	165.3	$1.7	$2,372.3	$457.3	$(99.6)	$2,731.7
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
Basis of presentation
The consolidated financial statements have been prepared in United States ("U.S.") dollars ("USD") and in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Intercompany accounts and transactions have been eliminated.

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
When determining whether the customer has obtained control of the goods or services, we consider any future performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Accounting Standards Codification 606 - Revenue from Contracts with Customers. Generally, there is no post-shipping obligation on product sold other than warranty obligations in the normal and ordinary course of business, except where our products are utilized in projects where additional services such as installation are performed.
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
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time accounted for 76%, 73% and 75% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 24%, 27% and 25% of our revenue for the years ended December 31, 2022, 2021 and 2020, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion ("the cost-to-cost method") or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that

nVent Electric plc
Notes to consolidated financial statements

were significant to our results of operations. For performance obligations related to long-term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
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
Shipping and handling costs
Amounts billed to customers for shipping and handling activities after the customer obtains control are treated as a separate performance obligation and recorded in Net sales in the Consolidated Statements of Operations and Comprehensive Income (Loss). Shipping and handling costs incurred by nVent for the delivery of goods to customers are considered a cost to fulfill the contract and are included in Cost of goods sold in the Consolidated Statements of Operations and Comprehensive Income (Loss).
Contract assets and liabilities
Contract assets consist of unbilled amounts resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer, such as when the customer retains a small portion of the contract price until completion of the contract. We typically receive interim payments on sales

nVent Electric plc
Notes to consolidated financial statements

under long-term contracts as work progresses, although for some contracts, we may be entitled to receive an advance payment. Contract liabilities consist of advanced payments and billings in excess of revenue recognized.
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

Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts to reduce our receivables balance by the amount that is estimated to be uncollectible from our customers, or the expected loss. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, including write-offs and recoveries, periodic credit evaluations of our customers' financial situation, and current circumstances as well as reasonable and supportable forecasts of future economic conditions. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2022 or 2021.

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

We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We recorded no material impairment expense in 2022, 2021 or 2020 related to long-lived assets.

nVent Electric plc
Notes to consolidated financial statements

The following table presents geographic Property, plant and equipment, net by region as of December 31:

In millions	2022	2021
U.S. & Canada	$156.8	$159.1
Mexico	39.0	37.2
EMEA (1)	72.2	72.1
Rest of World (2)	21.2	22.7
Consolidated	$289.2	$291.1
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

The fair value of each reporting unit is determined using a discounted cash flow analysis and market approach. Determining the fair value of the reporting units required the use of significant judgment, including assumptions about future revenues and expenses, capital expenditures and changes in working capital and discount rates, which are based on our annual operating plan and long-term business plan. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, and growth expectations for the industries and end markets in which the reporting unit participates. The level of judgment and estimation is inherently high. Inputs used to estimate these fair values included significant unobservable inputs that reflect the Company’s assumptions about the inputs that market participants would use and, therefore, the fair value assessments are classified within Level 3 of the fair value hierarchy defined by the accounting guidance.

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

In 2020, we recognized a pre-tax, non-cash goodwill impairment expense of $212.3 million related to the Thermal Management reporting unit. The impairment resulted in a $21.6 million income tax benefit associated with the proportionate share of tax deductible goodwill. The impairment expense is included in Impairment of goodwill and trade names on the Consolidated Statements of Operations and Comprehensive Income (Loss). There was no impairment expense recorded in 2022 or 2021 related to goodwill.

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

nVent Electric plc
Notes to consolidated financial statements

In 2020, we recognized a pre-tax, non-cash impairment expense of $8.2 million related to certain trade names. The impairment expense was recorded in Impairment of goodwill and trade names in our Consolidated Statements of Operations and Comprehensive Income (Loss). There was no impairment expense recorded in 2022 or 2021 related to identifiable intangible assets.

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

Derivative financial instruments
We recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our Consolidated Balance Sheets. If the derivative is designated and is effective as a cash flow hedge or fair value hedge, the effective portion of changes in the fair value of the derivative are recorded in Accumulated other comprehensive income (loss) ("AOCI") as a separate component of equity in the Consolidated Balance Sheets and are recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) when the hedged item affects earnings. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.

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
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Year ended December 31, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$1,024.2	$595.2	$379.7	$1,999.1
Developed Europe (1)	313.5	133.1	129.0	575.6
Developing (2)	148.3	44.6	89.1	282.0
Other Developed (3)	17.7	18.5	16.1	52.3
Total	$1,503.7	$791.4	$613.9	$2,909.0

	Year ended December 31, 2021
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$792.6	$464.2	$305.5	$1,562.3
Developed Europe (1)	309.4	133.3	125.7	568.4
Developing (2)	125.1	41.7	113.9	280.7
Other Developed (3)	17.7	18.3	14.6	50.6
Total	$1,244.8	$657.5	$559.7	$2,462.0

	Year ended December 31, 2020
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$618.7	$416.1	$260.2	$1,295.0
Developed Europe (1)	238.2	104.8	128.7	471.7
Developing (2)	82.3	33.3	74.1	189.7
Other Developed (3)	13.7	14.9	13.6	42.2
Total	$952.9	$569.1	$476.6	$1,998.6
(1) Developed Europe includes Western Europe and Eastern Europe included in European Union and the United Kingdom.
(2) Developing includes China, Eastern Europe not included in European Union, Latin America, Middle East and Southeast Asia.
(3) Other Developed includes Australia and Japan.
Vertical net sales information was as follows:

	Year ended December 31, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$832.0	$79.0	$301.3	$1,212.3
Commercial & Residential	223.3	398.9	201.7	823.9
Infrastructure	420.6	280.8	24.6	726.0
Energy	27.8	32.7	86.3	146.8
Total	$1,503.7	$791.4	$613.9	$2,909.0

nVent Electric plc
Notes to consolidated financial statements

	Year ended December 31, 2021
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$728.5	$67.8	$255.4	$1,051.7
Commercial & Residential	194.5	339.2	194.6	728.3
Infrastructure	307.5	223.4	23.4	554.3
Energy	14.3	27.1	86.3	127.7
Total	$1,244.8	$657.5	$559.7	$2,462.0

	Year ended December 31, 2020
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$566.4	$54.8	$215.6	$836.8
Commercial & Residential	156.5	299.3	161.0	616.8
Infrastructure	218.6	192.0	22.9	433.5
Energy	11.4	23.0	77.1	111.5
Total	$952.9	$569.1	$476.6	$1,998.6
During 2022, for purposes of how we assess performance, we determined that certain revenue was better aligned with the infrastructure and commercial & residential verticals, rather than the industrial and energy verticals, where it was previously reported. For comparability, we have reclassified revenue for the years ended December 31, 2021 and 2020 to conform to the new presentation. This reclassification of revenue by vertical had no impact on our consolidated financial results.

Contract balances
Contract assets and liabilities consisted of the following:

In millions	December 31, 2022	December 31, 2021	$ Change	% Change
Contract assets	$45.6	$48.9	$(3.3)	(6.7%)
Contract liabilities	22.7	17.8	4.9	27.5%
Net contract assets	$22.9	$31.1	$(8.2)	(26.4%)

In millions	December 31, 2021	December 31, 2020	$ Change	% Change
Contract assets	$48.9	$45.6	$3.3	7.2%
Contract liabilities	17.8	11.3	6.5	57.5%
Net contract assets	$31.1	$34.3	$(3.2)	(9.3%)
The $8.2 million and the $3.2 million decreases in net contract assets in 2022 and 2021, respectively, were primarily the result of timing of milestone payments. The majority of our contract liabilities at December 31, 2021 and 2020 were recognized in revenue as of December 31, 2022 and December 31, 2021, respectively. There were no material impairment losses recognized on our contract assets for the twelve months ended December 31, 2022 and 2021.
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On December 31, 2022, we had $29.5 million of remaining performance obligations on contracts with original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next twelve to eighteen months.
3.Restructuring
During 2022, 2021 and 2020, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Additionally in 2020, we initiated certain actions in response to the decrease in expected demand attributed to the effects of the COVID-19 pandemic and significant volatility in oil and gas prices. Restructuring initiatives during the years ended December 31, 2022, 2021 and 2020 included a reduction in hourly and salaried headcount of approximately 80, 85 and 500 employees, respectively.

nVent Electric plc
Notes to consolidated financial statements

Restructuring related costs included in Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income (Loss) included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2022	2021	2020
Severance and related costs	$5.2	$4.9	$15.0
Other	1.2	3.9	2.7
Total restructuring costs	$6.4	$8.8	$17.7
Other restructuring costs primarily consist of asset impairment and various contract termination costs.

Restructuring costs by reportable segment were as follows:

	Years ended December 31
In millions	2022	2021	2020
Enclosures	$3.5	$6.0	$8.5
Electrical & Fastening Solutions	—	0.7	1.0
Thermal Management	0.6	1.4	6.2
Other	2.3	0.7	2.0
Consolidated	$6.4	$8.8	$17.7
Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2022	2021
Beginning balance	$2.4	$6.6
Costs incurred	5.2	4.9
Cash payments and other	(5.2)	(9.1)
Ending balance	$2.4	$2.4
4.Earnings (Loss) Per Share
Basic and diluted earnings (loss) per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2022	2021	2020
Net income (loss)	$399.8	$272.9	$(47.2)
Weighted average ordinary shares outstanding
Basic	166.3	167.9	169.6
Dilutive impact of stock options, restricted stock units and performance share units	2.0	1.8	—
Diluted	168.3	169.7	169.6
Earnings (loss) per ordinary share
Basic earnings (loss) per ordinary share	$2.40	$1.63	$(0.28)
Diluted earnings (loss) per ordinary share	$2.38	$1.61	$(0.28)
Anti-dilutive stock options excluded from the calculation of diluted earnings (loss) per share	0.6	0.6	4.2
As a result of the Company’s net loss during the year ended December 31, 2020, 0.7 million of outstanding stock options, restricted stock units and performance share units were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive.

nVent Electric plc
Notes to consolidated financial statements

5. Acquisitions
On February 10, 2020, we acquired substantially all of the assets of WBT LLC ("WBT") for $29.9 million in cash. The U.S. based WBT business manufactures high-quality cable tray systems that will be marketed as part of the nVent CADDY product line within our Electrical and Fastening Solutions segment and nVent HOFFMAN product line within our Enclosures segment.

The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $13.7 million, substantially all of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $11.3 million of definite-lived customer relationships with an estimated useful life of 12 years.

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

The pro forma impact of these acquisitions is not material individually or in the aggregate.

6.    Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reporting unit were as follows:

In millions	December 31, 2021	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2022
Enclosures	$420.4	$0.2	$(6.2)	$414.4
Electrical & Fastening Solutions	1,052.0	—	—	1,052.0
Thermal Management	714.3	—	(2.6)	711.7
Total goodwill	$2,186.7	$0.2	$(8.8)	$2,178.1

In millions	December 31, 2020	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2021
Enclosures	$332.1	$97.0	$(8.7)	$420.4
Electrical & Fastening Solutions	1,051.9	0.1	—	1,052.0
Thermal Management	714.2	—	0.1	714.3
Total goodwill	$2,098.2	$97.1	$(8.6)	$2,186.7
There was no impairment expense recorded in 2022 or 2021 related to goodwill. In 2020, we recognized pre-tax, non-cash impairment expense of $212.3 million related to goodwill in the Thermal Management reporting unit.

nVent Electric plc
Notes to consolidated financial statements

Identifiable intangible assets consisted of the following at December 31:

	2022			2021
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,287.6	$(519.1)	$768.5	$1,295.4	$(454.0)	$841.4
Proprietary technologies and patents	39.7	(15.2)	24.5	40.8	(11.5)	29.3
Total definite-life intangibles	1,327.3	(534.3)	793.0	1,336.2	(465.5)	870.7
Indefinite-life intangibles
Trade names	273.1	—	273.1	273.1	—	273.1
Total intangibles	$1,600.4	$(534.3)	$1,066.1	$1,609.3	$(465.5)	$1,143.8
Identifiable intangible asset amortization expense in 2022, 2021 and 2020 was $70.7 million, $67.5 million and $64.2 million, respectively. There was no impairment expense recorded in 2022 or 2021 related to trade names. In 2020, we recognized pre-tax, non-cash impairment expense of $8.2 million related to certain trade names.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2023	2024	2025	2026	2027
Estimated amortization expense	$70.3	$69.7	$69.7	$69.7	$69.6

nVent Electric plc
Notes to consolidated financial statements

7.Supplemental Balance Sheet Information

	December 31
In millions	2022	2021
Inventories
Raw materials and supplies	$112.9	$104.5
Work-in-process	36.2	33.3
Finished goods	197.6	184.1
Total inventories	$346.7	$321.9
Other current assets
Contract assets	$45.6	$48.9
Prepaid expenses	44.9	49.6
Prepaid income taxes	4.1	2.2
Cross currency swap assets	14.5	—
Other current assets	3.4	1.3
Total other current assets	$112.5	$102.0
Property, plant and equipment, net
Land and land improvements	$38.6	$39.8
Buildings and leasehold improvements	180.5	184.5
Machinery and equipment	500.4	488.5
Construction in progress	34.7	25.5
Total property, plant and equipment	754.2	738.3
Accumulated depreciation and amortization	465.0	447.2
Total property, plant and equipment, net	$289.2	$291.1
Other non-current assets
Deferred compensation plan assets	$16.7	$21.4
Lease right-of-use assets	76.4	79.1
Deferred tax assets	16.3	14.6
Other non-current assets	30.2	26.0
Total other non-current assets	$139.6	$141.1
Other current liabilities
Dividends payable	$30.4	$30.5
Accrued rebates	98.4	88.2
Contract liabilities	22.7	17.8
Accrued taxes payable	34.5	32.4
Current lease liabilities	17.7	17.4
Accrued interest	6.5	6.0
Other current liabilities	62.9	64.1
Total other current liabilities	$273.1	$256.4
Other non-current liabilities
Income taxes payable	$29.8	$30.3
Deferred compensation plan liabilities	16.7	21.4
Non-current lease liabilities	63.7	66.5
Other non-current liabilities	14.5	11.0
Total other non-current liabilities	$124.7	$129.2

nVent Electric plc
Notes to consolidated financial statements

8. Accumulated Other Comprehensive Income (Loss)
Components of AOCI consist of the following at December 31:

In millions	2022	2021
Cumulative translation adjustments	$(118.5)	$(99.8)
Change in market value of derivative financial instruments, net of tax	18.9	16.6
Accumulated other comprehensive income (loss)	$(99.6)	$(83.2)
9.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity year	December 31
	December 31, 2022		2022	2021
Revolving credit facility	N/A	2026	$—	$106.7
Senior notes - fixed rate	2.750%	2031	300.0	300.0
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Term loan facility	5.615%	2026	288.8	98.8
Unamortized issuance costs and discounts	N/A	N/A	(5.6)	(6.3)
Total debt			1,083.2	999.2
Less: Current maturities and short-term borrowings			(15.0)	(5.0)
Long-term debt			$1,068.2	$994.2
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

nVent Electric plc
Notes to consolidated financial statements

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

Borrowings under the Senior Credit Facilities bear interest at a rate equal to an adjusted base rate, London Interbank Offered Rate (“LIBOR”), Euro Interbank Offer Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”), plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating. In December 2022, we amended the Senior Credit Facilities to replace the LIBOR-based interest rate benchmark with the Secured Overnight Financing Rate ("SOFR").

As of December 31, 2022, the borrowing capacity under the Revolving Credit Facility was $600 million.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each, a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance’s election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of December 31, 2022, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding at December 31, 2022, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

In millions	2023	2024	2025	2026	2027	Thereafter	Total
Contractual debt obligation maturities	$15.0	$16.9	$22.5	$234.4	$—	$800.0	$1,088.8
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

At December 31, 2022 and 2021, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $145.7 million and $180.1 million, respectively. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income (Loss) was not material for any period presented.

Cross currency swaps
At December 31, 2022 and 2021, we had outstanding cross currency swap agreements with a combined notional amount of $345.1 million and $369.1 million, respectively. The agreements are accounted for as either cash flow hedges or fair value hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. In 2022, as a result of an early settlement of a cross currency swap instrument, $10.0 million of cash flows has been reflected as a component of financing cash flows and $0.3 million of expense was recorded to Selling, general and administrative expense from Accumulated other comprehensive loss. We entered a cross currency swap with a gross notional U.S. dollar equivalent amount of $121.0 million to replace the terminated agreement, which we designated as a fair value hedge to offset foreign currency risk associated with intercompany debt. At December 31, 2022 and 2021, we had deferred foreign currency gains of $18.9 million and $16.7 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.

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

nVent Electric plc
Notes to consolidated financial statements

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2022		2021
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$288.8	$288.8	$205.5	$205.5
Fixed rate debt	800.0	717.7	800.0	866.8
Total debt	$1,088.8	$1,006.5	$1,005.5	$1,072.3

Financial assets and liabilities measured at fair value on a recurring basis at December 31 were as follows:

Recurring fair value measurements	2022
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(4.8)	$—	$—	$(4.8)
Cross currency swap assets	—	22.4	—	—	22.4
Foreign currency contract liabilities	—	(1.5)	—	—	(1.5)
Foreign currency contract assets	—	0.5	—	—	0.5
Deferred compensation plan assets	11.8	—	—	4.9	16.7
Total recurring fair value measurements	$11.8	$16.6	$—	$4.9	$33.3

Recurring fair value measurements	2021
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(1.7)	$—	$—	$(1.7)
Cross currency swap assets	$—	$9.5	$—	$—	$9.5
Cross currency contract liabilities	$—	$(0.2)	$—	$—	$(0.2)
Foreign currency contract assets	—	0.4	—	—	0.4
Deferred compensation plan assets	15.5	—	—	5.9	21.4
Total recurring fair value measurements	$15.5	$8.0	$—	$5.9	$29.4

nVent Electric plc
Notes to consolidated financial statements

11.Income Taxes
Income (loss) before income taxes consisted of the following:

	Years ended December 31
In millions	2022	2021	2020
Federal (1)	$(23.4)	$(23.7)	$(1.7)
International (2)	496.0	344.4	(7.8)
Income (loss) before income taxes	$472.6	$320.7	$(9.5)
(1)"Federal" reflects U.K. income (loss) before income taxes.
(2)"International" reflects non-U.K. income (loss) before income taxes.
The provision for income taxes consisted of the following:

	Years ended December 31
In millions	2022	2021	2020
Currently payable
International (1)	$86.9	$66.2	$51.8
Total current taxes	86.9	66.2	51.8
Deferred
Federal (2)	(1.6)	0.1	0.2
International (1)	(12.5)	(18.5)	(14.3)
Total deferred taxes	(14.1)	(18.4)	(14.1)
Total provision for income taxes	$72.8	$47.8	$37.7
(1)"International" represents non-U.K. taxes.
(2)"Federal" represents U.K. taxes.
Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2022	2021	2020
Federal statutory income tax rate (1)	19.0%	19.0%	19.0%
Tax effect of international operations (2)	—	(6.7)	153.1
Change in valuation allowances	(3.7)	2.1	(308.0)
Withholding taxes	0.3	0.7	(14.3)
Excess tax benefits on stock-based compensation	(0.2)	(0.2)	1.2
Tax effect of goodwill impairment	—	—	(247.8)
Effective tax rate (3)	15.4%	14.9%	(396.8%)
(1)The statutory rate for 2022, 2021 and 2020 reflects the U.K. statutory rate of 19.0%.
(2)The tax effect of international operations consists of non-U.K. jurisdictions.
(3)The Company's effective tax rate for the period ended December 31, 2020 is negative due to the loss before income taxes, resulting primarily from the impairment of goodwill, compared to the net tax expense recorded for the period.

nVent Electric plc
Notes to consolidated financial statements

Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2022	2021	2020
Beginning balance	$15.6	$17.1	$17.0
Gross increases for tax positions in prior periods	0.1	0.5	0.3
Gross decreases for tax positions in prior periods	(1.2)	(0.9)	(1.4)
Gross increases based on tax positions related to the current year	1.2	1.1	1.1
Gross decreases related to settlements with taxing authorities	(2.3)	(1.4)	(2.5)
Reductions due to statute expiration	(0.4)	(0.3)	(0.5)
Gross increases (decreases) due to currency fluctuations	0.4	(0.5)	0.3
Gross increases due to acquisitions	—	—	2.8
Ending balance	$13.4	$15.6	$17.1

We record gross unrecognized tax benefits in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Included in the $13.4 million of total gross unrecognized tax benefits as of December 31, 2022 was $12.1 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2022 may decrease by a range of zero to $1.9 million during 2023, primarily as a result of the resolution of non-U.K. examinations and the expiration of various statutes of limitations.

Based on the outcome of tax examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. A number of tax periods from 2014 to present are under audit by tax authorities in various jurisdictions, including the U.S., Canada, India, Germany, and Mexico, and certain U.S. states. We anticipate that several of these audits may be concluded in the foreseeable future.

We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income (Loss). As of December 31, 2022 and 2021, we have liabilities of $2.0 million and $2.1 million, respectively, for the possible payment of penalties and $2.2 million and $2.9 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.

For 2022, we consider substantially all foreign earnings to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.

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

Deferred taxes were recorded in the Consolidated Balance Sheets at December 31 as follows:

In millions	2022	2021
Other non-current assets	$16.3	$14.6
Deferred tax liabilities	199.6	210.3
Net deferred tax liabilities	$183.3	$195.7

nVent Electric plc
Notes to consolidated financial statements

The tax effects of the major items recorded as deferred tax assets and liabilities at December 31 were as follows:

In millions	2022	2021
Deferred tax assets
Accrued liabilities and reserves	$14.2	$13.8
Pension and other post-retirement compensation and benefits	12.8	36.1
Employee compensation and benefits	23.0	22.1
Tax loss and credit carryforwards	115.0	128.2
Interest limitation	28.1	23.9
Other assets	17.8	13.9
Total deferred tax assets	210.9	238.0
Valuation allowance	114.8	147.6
Deferred tax assets, net of valuation allowance	96.1	90.4
Deferred tax liabilities
Property, plant and equipment	17.0	17.6
Goodwill and other intangibles	246.0	246.1
Other liabilities	16.4	22.4
Total deferred tax liabilities	279.4	286.1
Net deferred tax liabilities	$183.3	$195.7

Included in tax loss and credit carryforwards in the table above is a deferred tax asset of $3.1 million as of December 31, 2022 related to foreign tax credit carryover from the tax period ended December 31, 2017 and related to transition taxes. The entire amount is subject to a valuation allowance. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2027.

As of December 31, 2022, tax loss carryforwards of $447.0 million were available to offset future income. A valuation allowance of $101.3 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses relate to non-U.S. carryforwards which are subject to varying expiration periods. Non-U.S. carryforwards of $349.3 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2023.

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
Notes to consolidated financial statements

Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and other post-retirement plans as of and for the years ended December 31, 2022 and 2021:

	Pension plans		Post-retirement health plan
In millions	2022	2021	2022	2021
Change in benefit obligations
Benefit obligation beginning of year	$213.4	$241.4	$16.9	$18.5
Service cost	2.6	3.2	0.1	0.1
Interest cost	3.1	2.8	0.4	0.4
Actuarial gain	(67.4)	(12.5)	(3.7)	(1.2)
Foreign currency translation	(13.6)	(16.4)	—	—
Benefits paid	(4.5)	(5.1)	(0.9)	(0.9)
Benefit obligation end of year	$133.6	$213.4	$12.8	$16.9
Change in plan assets
Fair value of plan assets beginning of year	$33.1	$31.2	$—	$—
Actual return on plan assets	(3.5)	2.4	—	—
Company contributions	4.6	5.6	0.9	0.9
Foreign currency translation	(2.0)	(1.0)	—	—
Benefits paid	(4.5)	(5.1)	(0.9)	(0.9)
Fair value of plan assets end of year	$27.7	$33.1	$—	$—
Funded status
Fair value of plan assets end of year	$27.7	$33.1	$—	$—
Benefit obligation end of year	133.6	213.4	12.8	16.9
Benefit obligations in excess of the fair value of plan assets	$(105.9)	$(180.3)	$(12.8)	$(16.9)

The actuarial gains during 2022 and 2021 are primarily attributable to the increase in discount rates from the prior year.
Amounts recorded in the Consolidated Balance Sheets at December 31 were as follows:

	Pension plans		Post-retirement health plan
In millions	2022	2021	2022	2021
Other non-current assets	$4.0	$4.2	$—	$—
Current liabilities	(4.2)	(4.2)	(1.2)	—
Non-current liabilities	(105.7)	(180.3)	(11.6)	(16.9)
Benefit obligations in excess of the fair value of plan assets	$(105.9)	$(180.3)	$(12.8)	$(16.9)
The accumulated benefit obligation for all defined benefit plans was $130.0 million and $208.5 million at December 31, 2022 and 2021, respectively.

nVent Electric plc
Notes to consolidated financial statements

Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2022	2021	2022	2021
Projected benefit obligation	$123.8	$200.4	$108.4	$199.3
Fair value of plan assets	14.0	15.9	0.9	14.9
Accumulated benefit obligation	N/A	N/A	107.9	194.6
Components of net periodic benefit expense for our pension plans were as follow for the years ended December 31:

In millions	2022	2021	2020
Service cost	$2.6	$3.2	$6.7
Interest cost	3.1	2.8	3.5
Expected return on plan assets	(1.2)	(1.1)	(1.3)
Net actuarial loss (gain)	(62.7)	(13.7)	10.3
Plan curtailment gain	—	—	(4.2)
Net periodic benefit expense (income)	$(58.2)	$(8.8)	$15.0
Components of net periodic benefit expense for our post-retirement plan for the years ended December 31, 2022, 2021 and 2020, were not material.
Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension plans			Post-retirement health plan
Percentages	2022	2021	2020	2022	2021	2020
Discount rate	4.24%	1.55%	1.26%	5.19%	2.65%	2.17%
Rate of compensation increase	3.42%	2.96%	2.96%	—%	—%	—%

Weighted-average assumptions used to determine net periodic benefit expense for years ended December 31 were as follows:

	Pension plans			Post-retirement health plan
Percentages	2022	2021	2020	2022	2021	2020
Discount rate	1.55%	1.26%	1.54%	2.65%	2.17%	3.08%
Expected long-term return on plan assets	3.81%	3.64%	3.91%	—%	—%	—%
Rate of compensation increase	2.96%	2.96%	2.97%	—%	—%	—%
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
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rates on our pension plans ranged from 1.00% to 5.25%, 0.25% to 3.25% and 0.00% to 2.75% in 2022, 2021 and 2020, respectively. The discount rates are determined by matching high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. There are no known or anticipated changes in our discount rate assumptions that will materially impact our pension expense in 2023.

nVent Electric plc
Notes to consolidated financial statements

Expected rates of return
The expected rates of return on our pension plan assets ranged from 1.00% to 4.75%, 1.00% to 4.50% and 1.00% to 5.00% in 2022, 2021 and 2020, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
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
Asset allocation
The majority of our pension plan assets are invested in fixed income and equity securities which is consistent with our investment policy goals. Actual investments for our pension plans as of December 31 were as follows:

	Actual
Percentages	2022	2021
Equity securities	52%	47%
Fixed income	28%	38%
Alternative investments	16%	12%
Cash equivalents	4%	3%

Fair value measurement
The fair values of our pension plan assets as of December 31 were as follows:

In millions	2022	2021
Cash equivalents	$1.0	$1.0
Fixed income:
Corporate and Non U.S. government	7.8	12.5
Other investments (alternative investments)	4.4	4.1
Total investments at fair value	$13.2	$17.6
Investments measured at net asset value (equity securities)	14.5	15.5
Total	$27.7	$33.1

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
Cash flows
Contributions
Pension and post-retirement plan contributions totaled $5.5 million and $6.5 million in 2022 and 2021, respectively. The 2023 expected contributions will equal or exceed our minimum funding requirements of $6.8 million.

nVent Electric plc
Notes to consolidated financial statements

Estimated future benefit payments
The following benefit payments, which reflect expected future service or payout from termination, as appropriate, are expected to be paid by the plans in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

In millions	Pension plans	Post-retirement health plan
2023	$5.1	$1.2
2024	5.5	1.2
2025	6.1	1.1
2026	6.0	1.1
2027	7.5	1.1
2028-2032	41.4	4.8
Savings plan
nVent is the plan sponsor of a 401(k) retirement plan (nVent Management Company Retirement Savings and Incentive Plan or "401(k) plan") and employee share ownership plan (nVent Electric plc Employee Stock Purchase and Bonus Plan). The 401(k) plan covers certain union and all non-union U.S. employees who met certain age requirements. Under the 401(k) plan, eligible U.S. employees could voluntarily contribute a percentage of their eligible compensation and we match contributions made by employees who met certain eligibility and service requirements. During the first half of 2020, the matching contribution was 100% of eligible employee contributions for the first 5% of eligible contributions contributed as pre-tax contribution. In response to the adverse effects of the COVID-19 pandemic, effective July 1, 2020, the employer matching contributions were reduced to 50% of the first 5% of eligible compensation contributed as pre-tax contribution. On January 1, 2021, the Company increased the employer matching contributions to 60% of the first 5% of eligible compensation, and on July 1, 2021, the Company increased the employer matching contributions back to 100% of the first 5% of eligible compensation, which remained in place during 2022. Expense for the 401(k) plan was $12.5 million, $8.6 million, and $8.8 million in 2022, 2021 and 2020, respectively.

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

During the year ended December 31, 2022, we repurchased 1.6 million of our ordinary shares for $63.3 million under the 2021 Authorization. During the year ended December 31, 2021, we repurchased 3.5 million of our ordinary shares for $116.1 million under the 2018 Authorization and the 2021 Authorization. As of December 31, 2022 and 2021, outstanding share repurchases recorded in Other current liabilities were $2.0 million and $4.6 million, respectively.

As of December 31, 2022, we had $140.6 million available for repurchases under the 2021 Authorization.
Dividends
Dividends paid per ordinary share were $0.70 for both the years ended December 31, 2022 and 2021.

On December 12, 2022, the Board of Directors declared a quarterly cash dividend of $0.175 that was paid on February 3, 2023 to shareholders of record at the close of business on January 20, 2023. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $30.4 million and $30.5 million at December 31, 2022 and 2021, respectively.

nVent Electric plc
Notes to consolidated financial statements

On February 28, 2023, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May
12, 2023 to shareholders of record at the close of business on April 28, 2023.

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
The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. We evaluate performance based on the net sales and segment income (loss) and use a variety of ratios to measure performance of our reporting segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Segment income (loss) represents operating income exclusive of intangible amortization, acquisition related costs, costs of restructuring activities, "mark-to-market" gain/loss for pension and other post-retirement plans, impairments and other unusual non-operating items.

nVent Electric plc
Notes to consolidated financial statements

Financial information by reportable segment is included in the following summary:

	Net sales			Segment income (loss)
In millions	2022	2021	2020	2022	2021	2020
Enclosures	$1,503.7	$1,244.8	$952.9	$256.0	$202.1	$148.5
Electrical & Fastening Solutions	791.4	657.5	569.1	219.9	181.5	150.2
Thermal Management	613.9	559.7	476.6	140.8	121.2	93.9
Other	—	—	—	(93.1)	(69.0)	(45.0)
Consolidated	$2,909.0	$2,462.0	$1,998.6	$523.6	$435.8	$347.6
No customer accounted for more than 10% of net sales in 2022, 2021 or 2020.

	Identifiable assets			Depreciation
In millions	2022	2021	2020	2022	2021	2020
Enclosures	$1,206.6	$1,192.9	$785.9	$20.5	$19.4	$18.4
Electrical & Fastening Solutions	2,101.0	2,121.6	2,111.8	10.5	10.1	10.2
Thermal Management	1,257.7	1,275.3	1,271.3	7.4	7.2	7.0
Other	336.9	84.4	197.1	5.1	4.2	2.8
Consolidated	$4,902.2	$4,674.2	$4,366.1	$43.5	$40.9	$38.4

	Capital expenditures
In millions	2022	2021	2020
Enclosures	$20.5	$18.3	$17.7
Electrical & Fastening Solutions	12.9	11.6	10.7
Thermal Management	5.4	5.3	6.2
Other	7.1	4.3	5.4
Consolidated	$45.9	$39.5	$40.0
The following table presents a reconciliation of consolidated segment income to consolidated income (loss) before income taxes for the years ended December 31:

In millions	2022	2021	2020
Segment income	$523.6	$435.8	$347.6
Impairment of goodwill	—	—	(212.3)
Impairment of trade names	—	—	(8.2)
Loss on early extinguishment of debt	—	(15.2)	—
Restructuring and other	(11.7)	(8.8)	(22.0)
Intangible amortization	(70.7)	(67.5)	(64.2)
Pension and other post-retirement mark-to-market gain (loss)	66.3	15.1	(8.7)
Acquisition transaction and integration costs	(0.8)	(4.1)	(2.5)
Interest expense, net	(31.2)	(32.3)	(36.4)
Other expense	(2.9)	(2.3)	(2.8)
Income (loss) before income taxes	$472.6	$320.7	$(9.5)
15.    Share-Based Compensation
As of December 31, 2022, the Company had various share-based awards outstanding which were issued to executives and other eligible employees and directors. Awards with service conditions or both service and market conditions are expensed over the period during which an employee is required to provide service in exchange for the award. The Company estimates forfeitures as part of recording share-based compensation expense.

The Company’s long-term incentive program for awarding share-based compensation includes a combination of restricted stock, performance shares and stock options of the Company’s common stock pursuant to the nVent Electric plc 2018 Omnibus Incentive Plan (“2018 Omnibus Incentive Plan”). nVent's sole shareholder approved the 2018 Omnibus Incentive Plan in April 2018. The Company's shareholders approved a subsequent amendment to increase the shares authorized for issuance under the

nVent Electric plc
Notes to consolidated financial statements

2018 Omnibus Incentive Plan in May 2020. The 2018 Omnibus Incentive Plan authorizes the issuance of 18.5 million shares to settle awards. Our practice is to settle share-based awards by issuing new shares of common stock. Upon vesting, dividends that have accumulated during the vesting period are paid on earned awards.

Total share-based compensation expense for the years ended 2022, 2021 and 2020, was as follows:

In millions	2022	2021	2020
Restricted stock units	$9.8	$8.7	$8.3
Performance share units	11.1	4.1	1.5
Stock options	4.1	3.8	4.1
Total	$25.0	$16.6	$13.9

The total income tax benefit recognized for share-based compensation arrangements for the years ended December 31, 2022, 2021 and 2020 was $2.7 million, $2.3 million and $1.6 million, respectively.

Restricted stock units (RSUs)
Under the 2018 Omnibus Incentive Plan, the Company may award RSUs of our common stock to certain eligible employees and directors. RSUs generally vest one-third each year over a period of three years commencing on the grant date, subject to continuous employment and certain other conditions. The fair value of the RSUs are based on the closing price of the Company’s stock on the date of grant, and are expensed over the vesting period.

The following table summarizes restricted stock unit activity for the year ended December 31, 2022:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2022	0.7	$27.50
Granted	0.3	33.61
Vested	(0.4)	26.84
Outstanding as of December 31, 2022	0.6	$30.32

As of December 31, 2022, there was $7.6 million of unrecognized compensation expense related to RSUs granted, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of RSUs vested during the years ended December 31, 2022, 2021 and 2020, was $9.2 million, $7.7 million and $8.3 million, respectively.

Performance share units (“PSUs”)
Under the 2018 Omnibus Incentive Plan, the Company may award PSUs whose vesting is based on the satisfaction of a service period of three years and the achievement of certain performance metrics over that same period.

For PSU awards granted in 2022 and 2021, the awards vest based on the satisfaction of a three-year service period and total shareholder return (“TSR”) relative to that of a group of peers. Awards earned at the end of the three-year vesting period range from 0% to 200% of the targeted number of PSUs granted based on the ranking of TSR of the Company, assuming reinvestment of all dividends, relative to a defined peer group of companies. Expense is recognized over the period during which an employee is required to provide service in exchange for the award, and is recognized irrespective of the market condition being achieved.

nVent Electric plc
Notes to consolidated financial statements

The grant-date fair value of PSUs with market conditions was determined based upon a lattice model. The principal assumptions used in the lattice model include the expected share price volatility of the Company and members of the defined peer group (based on the most recent 3-year period as of the grant date) and the risk-free interest rate (an estimate based on the yield of the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the award). A summary of the assumptions used in determining the fair value of these PSUs is as follows:

	2022	2021
Risk-free interest rate	1.45%	0.24%
Expected share price volatility	51.2%	50.7%
Grant-date fair value	$42.82	$39.12

For PSU awards granted in 2020, the awards vest based on the satisfaction of a three-year service period and achievement of certain performance metrics over that same period. The fair value of these PSUs was determined based on the closing market price of the Company’s ordinary shares at the date of grant. Compensation expense is recognized over the period an employee is required to provide service based on the estimated vesting of the PSUs granted. The estimated vesting of the PSUs is based on the probability of achieving certain performance metrics during the vesting period.

The following table summarizes PSU activity for the year ended December 31, 2022:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2022	0.8	$27.50
Granted	0.1	42.82
Vested	(0.2)	24.21
Outstanding as of December 31, 2022	0.7	$32.74

As of December 31, 2022, there was $8.9 million of unrecognized compensation expense related to performance share compensation arrangements granted under the 2018 Omnibus Incentive Plan. The expense is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of PSUs vested during the years ended December 31, 2022, 2021 and 2020, was $4.5 million, zero and $2.0 million, respectively.

Stock Options
Under the 2018 Omnibus Incentive Plan, the Company may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest one-third each year over a period of three years commencing on the grant date and expire 10 years after the grant date.

We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends, and using the following assumptions for the years ended December 31:

	2022	2021	2020
Risk-free interest rate	1.50%	0.45%	1.61%
Expected dividend yield	1.96%	2.94%	3.01%
Expected share price volatility	33.3%	32.6%	26.1%
Expected term (years)	6.2	6.5	6.1
Weighted- average grant-date fair value for options granted during the year	$9.24	$6.13	$4.73

These estimates require us to make assumptions based on historical results, observance of trends in our share price, changes in option exercise behaviors, future expectations and other relevant factors. If other assumptions had been used, share-based compensation expense, as calculated and recorded under the accounting guidance, could have been affected.

We based the expected life assumption on historical experience as well as the terms and vesting periods of the options granted. For purposes of determining expected volatility, we considered historical volatilities of peer companies over a period approximately equal to the expected option term. The risk-free rate for periods that coincide with the expected life of the options is based on the U.S. Treasury Department yield curve in effect at the time of grant.

nVent Electric plc
Notes to consolidated financial statements

The following table summarizes stock option activity for the year ended December 31, 2022:

Shares and intrinsic value in millions	Number of shares	Weighted average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic Value
Outstanding as of January 1, 2022	4.3	$23.76
Granted	0.5	33.43
Exercised	(0.5)	24.47
Outstanding as of December 31, 2022	4.3	$24.78
Options exercisable as of December 31, 2022	3.1	$22.92	4.9	$48.0
Options expected to vest as of December 31, 2022	1.2	$29.56	8.3	$10.4

As of December 31, 2022, there was $3.0 million of unrecognized compensation cost related to non-vested options expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of options exercised for the years ended December 31, 2022, 2021, and 2020 was $6.5 million, $15.4 million and $5.2 million, respectively.

Cash received from option exercised for the years ended December 31, 2022, 2021 and 2020 was $12.6 million, $22.9 million and $11.3 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $0.7 million, $1.0 million and $0.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

16.    Leases
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
During the years ended December 31, 2022, 2021 and 2020, rent expense was $25.9 million, $19.9 million and $20.3 million, respectively, primarily related to operating lease costs. Costs associated with short-term leases, variable rent and subleases were immaterial.
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

	December 31, 2022	December 31, 2021
Weighted average remaining lease term
Operating leases	6 years	6 years
Weighted average discount rate
Operating leases	4.0%	4.0%

nVent Electric plc
Notes to consolidated financial statements

Future lease payments under non-cancelable operating leases as of December 31, 2022 were as follows:

In millions
2023	$22.1
2024	21.3
2025	18.2
2026	15.3
2027	13.5
Thereafter	28.3
Total lease payments	118.7
Less imputed interest	(37.3)
Total reported lease liability	$81.4
Supplemental cash flow information related to operating leases was as follows:

	Year ended December 31
In millions	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$22.7	$22.1
Lease right-of-use assets obtained in exchange for new lease liabilities	20.3	49.3
Supplemental balance sheet information related to operating leases as of December 31 was as follows:

In millions	Classification	2022	2021
Assets
Lease right-of-use assets	Other non-current assets	$76.4	$79.1
Liabilities
Current lease liabilities	Other current liabilities	$17.7	$17.4
Non-current lease liabilities	Other non-current liabilities	63.7	66.5
Total lease liabilities		$81.4	$83.9
17.Commitments and Contingencies
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of December 31, 2022 and 2021 was not material.

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

nVent Electric plc
Notes to consolidated financial statements

As of December 31, 2022 and 2021, the outstanding value of bonds, letters of credit and bank guarantees totaled $38.0 million and $38.2 million, respectively.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2022, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2022 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.   OTHER INFORMATION
None.

ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2023 annual general meeting of shareholders under the captions "Proposal 1 Elect Director Nominees" and "Corporate Governance Matters," and is incorporated herein by reference.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2023 annual general meeting of shareholders under the captions "Corporate Governance Matters - Director Compensation," "Compensation and Human Capital Committee Report," "Compensation Discussion and Analysis," and "Executive Compensation Tables" and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2023 annual general meeting of shareholders under the caption "Security Ownership" and is incorporated herein by reference.
The following table summarizes, as of December 31, 2022, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2018 Omnibus Incentive Plan	6,700,834	(1)	$24.78	(2)	12,227,174	(3)
Total	6,700,834		$24.78		12,227,174
(1)Consists of 4,014,912 shares subject to stock options, 1,758,970 shares subject to restricted stock units and 926,952 shares subject to performance share awards.
(2)Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units or performance share units.
(3)Represents securities remaining available for issuance under the 2018 Omnibus Incentive Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2023 annual general meeting of shareholders under the captions "Proposal 1 Re-elect Director Nominees - Director Independence" and "Corporate Governance Matters - The Board's Role and Responsibilities - Policies and Procedures Regarding Related Person Transactions" and is incorporated herein by reference.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2023 annual general meeting of shareholders under the caption "Proposal 4 Ratify, by Non-Binding Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditor of nVent Electric plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditor's Remuneration" and is incorporated herein by reference. Deloitte & Touche LLP (PCAOB ID no. 34) is our principal accountant.

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

4.6
Amendment No. 1, dated as of December 22, 2022, to Amended and Restated Credit Agreement, dated as of September 24, 2021, among nVent Electric plc, nVent Finance S.à r.l., Hoffman Schroff Holdings, Inc. and the lenders and agents party thereto.

4.7	Description of Securities.

10.1	nVent Electric plc 2018 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A of nVent Electric plc filed with the Commission on March 31, 2020 (File No. 001-38265)).*

10.2	Form of Executive Officer Stock Option Award Agreement for grants prior to December 11, 2022 (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.3	Form of Executive Officer Restricted Stock Unit Award Agreement for grants prior to December 11, 2022 (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.4	Form of Executive Officer Performance Stock Unit Award Agreement for grants prior to December 11, 2022 (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.5	Description of nVent Electric plc Management Incentive Plan (incorporated by reference to Exhibit 10.5 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 31, 2020 (File No. 001-38265)).*

10.6	Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants prior to December 11, 2022 (incorporated by reference to Exhibit 10.6 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 25, 2022 (File No. 001-38265)).*

10.7	Form of Key Executive Employment and Severance Agreement for Beth A. Wozniak, Michael B. Faulconer, Lynnette R. Heath, Jon D. Lammers, Aravind Padmanabhan, Joseph A. Ruzynski, Randolph A. Wacker, and Sara E. Zawoyski (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.8	nVent Electric plc Employee Stock Purchase and Bonus Plan, as amended and restated January 1, 2021 (incorporated by reference to Exhibit 10.8 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 23, 2021 (File No. 001-38265)).*

10.9	nVent Management Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.10	nVent Management Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.11	Flow Control Supplemental Savings and Retirement Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.12	Form of Deed of Indemnification for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.13	Form of Indemnification Agreement for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.14
Form of Key Executive Employment and Severance Agreement for Robert J. van der Kolk (incorporated by reference to Exhibit 10.15 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 26, 2018 (File No. 001-38625)).*

10.15
Tax Matters Agreement, dated as of April 27, 2018, by and between Pentair plc and nVent Electric plc (incorporated by reference to Exhibit 2.2 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).

10.16
Description of Amendment to the nVent Management Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 31, 2020 (File No. 001-38265)).*

10.17	nVent Electric plc Non-Employee Director Compensation Policy.*

10.18
nVent Management Company Severance Plan for Executives effective March 1, 2019, as amended effective December 9, 2019 (incorporated by reference to Exhibit 10.19 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 25, 2020 (File No. 001-38265)).*

10.19
Form of Executive Officer Performance Stock Unit Award Agreement with Stock Price Vesting (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on April 29, 2021 (File No. 001-38265)).*

10.20	Form of Executive Officer Stock Option Award Agreement for grants on or after December 11, 2022.*

10.21	Form of Executive Officer Restricted Stock Unit Award Agreement for grants on or after December 11, 2022.*

10.22	Form of Executive Officer Performance Stock Unit Award Agreement for grants on or after December 11, 2022.*

10.23	Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants on or after December 11, 2022.*

21	List of nVent Electric plc subsidiaries.

22
Guarantors and Subsidiary Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 25, 2022 (File No. 001-38265)).*

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from nVent Electric plc's Annual Report on Form 10-K for the year ended December 31, 2022 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2022, 2021 and 2020, (ii) the Consolidated Balance Sheets as of December 31, 2022 and 2021, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020 and (v) the Notes to the Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.
ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2023.

NVENT ELECTRIC PLC

By	/s/ Sara E. Zawoyski
Sara E. Zawoyski
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 28, 2023.

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
Danita K. Ostling

*	Director
Nicola Palmer

*	Director
Herbert K. Parker

*	Director
Greg Scheu
*	Director
Jacqueline Wright

*By	/s/ Jon D. Lammers
Jon D. Lammers
Attorney-in-fact