Form 10-Q
period 2023-03-31
nVent Electric plc
filed 2023-04-28
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 31, 2023, 165,666,982 shares of Registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended
In millions, except per-share data	March 31, 2023	March 31, 2022
Net sales	$740.6	$694.7
Cost of goods sold	437.4	447.4
Gross profit	303.2	247.3
Selling, general and administrative	162.4	142.0
Research and development	16.7	15.2
Operating income	124.1	90.1
Net interest expense	7.8	7.2
Other expense	1.2	0.6
Income before income taxes	115.1	82.3
Provision for income taxes	21.3	14.5
Net income	$93.8	$67.8
Comprehensive income, net of tax
Net income	$93.8	$67.8
Changes in cumulative translation adjustment	4.2	3.0
Changes in market value of derivative financial instruments, net of tax	(0.6)	(3.7)
Comprehensive income	$97.4	$67.1
Earnings per ordinary share
Basic	$0.57	$0.41
Diluted	$0.56	$0.40
Weighted average ordinary shares outstanding
Basic	165.3	166.2
Diluted	168.0	168.2
Cash dividends paid per ordinary share	$0.175	$0.175
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2023	December 31, 2022
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$303.1	$297.5
Accounts and notes receivable, net of allowances of $15.8 and $9.9, respectively	455.0	472.5
Inventories	366.5	346.7
Other current assets	127.2	112.5
Total current assets	1,251.8	1,229.2
Property, plant and equipment, net	293.0	289.2
Other assets
Goodwill	2,180.5	2,178.1
Intangibles, net	1,049.4	1,066.1
Other non-current assets	141.7	139.6
Total other assets	3,371.6	3,383.8
Total assets	$4,916.4	$4,902.2
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$15.0	$15.0
Accounts payable	241.1	252.1
Employee compensation and benefits	80.1	109.3
Other current liabilities	265.1	273.1
Total current liabilities	601.3	649.5
Other liabilities
Long-term debt	1,064.6	1,068.2
Pension and other post-retirement compensation and benefits	131.2	128.5
Deferred tax liabilities	196.7	199.6
Other non-current liabilities	132.7	124.7
Total liabilities	2,126.5	2,170.5
Equity
Ordinary shares $0.01 par value, 400.0 million authorized, 165.7 million and 165.3 million issued at March 31, 2023 and December 31, 2022, respectively	1.7	1.7
Additional paid-in capital	2,362.4	2,372.3
Retained earnings	521.8	457.3
Accumulated other comprehensive loss	(96.0)	(99.6)
Total equity	2,789.9	2,731.7
Total liabilities and equity	$4,916.4	$4,902.2
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2023	March 31, 2022
Operating activities
Net income	$93.8	$67.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	11.1	10.7
Amortization	17.6	17.8
Deferred income taxes	0.6	(0.1)
Share-based compensation	5.7	6.6
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	20.8	(5.5)
Inventories	(17.3)	(29.1)
Other current assets	(13.5)	(22.7)
Accounts payable	(7.6)	6.3
Employee compensation and benefits	(30.2)	(28.4)
Other current liabilities	(9.3)	(16.9)
Other non-current assets and liabilities	(2.3)	—
Net cash provided by (used for) operating activities	69.4	6.5
Investing activities
Capital expenditures	(17.1)	(11.1)
Proceeds from sale of property and equipment	0.2	1.9
Net cash provided by (used for) investing activities	(16.9)	(9.2)
Financing activities
Net receipts of revolving long-term debt	—	47.8
Repayments of long-term debt	(3.8)	(1.4)
Dividends paid	(29.3)	(29.0)
Shares issued to employees, net of shares withheld	(2.5)	(3.0)
Repurchases of ordinary shares	(15.2)	(8.5)
Net cash provided by (used for) financing activities	(50.8)	5.9
Effect of exchange rate changes on cash and cash equivalents	3.9	(1.6)
Change in cash and cash equivalents	5.6	1.6
Cash and cash equivalents, beginning of period	297.5	49.5
Cash and cash equivalents, end of period	$303.1	$51.1
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2022	165.3	$1.7	$2,372.3	$457.3	$(99.6)	$2,731.7
Net income	—	—	—	93.8	—	93.8
Other comprehensive loss, net of tax	—	—	—	—	3.6	3.6
Dividends declared	—	—	—	(29.3)	—	(29.3)
Share repurchases	(0.3)	—	(13.2)	—	—	(13.2)
Exercise of options, net of shares tendered for payment	0.2	—	5.1	—	—	5.1
Issuance of restricted shares, net of cancellations	0.7	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(7.5)	—	—	(7.5)
Share-based compensation	—	—	5.7	—	—	5.7
March 31, 2023	165.7	$1.7	$2,362.4	$521.8	$(96.0)	$2,789.9

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2021	166.1	$1.7	$2,403.1	$174.5	$(83.2)	$2,496.1
Net income	—	—	—	67.8	—	67.8
Other comprehensive income, net of tax	—	—	—	—	(0.7)	(0.7)
Dividends declared	—	—	—	(29.0)	—	(29.0)
Share repurchases	(0.1)	—	(3.9)	—	—	(3.9)
Exercise of options, net of shares tendered for payment	—	—	1.4	—	—	1.4
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(4.4)	—	—	(4.4)
Share-based compensation	—	—	6.6	—	—	6.6
March 31, 2022	166.3	$1.7	$2,402.8	$213.3	$(83.9)	$2,533.9
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
We are responsible for the unaudited condensed consolidated financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated and combined financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended March 31, 2023
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$267.5	$152.9	$89.3	$509.7
Developed Europe (1)	83.9	37.0	30.1	151.0
Developing (2)	35.3	11.1	19.6	66.0
Other Developed (3)	4.3	4.7	4.9	13.9
Total	$391.0	$205.7	$143.9	$740.6

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

	Three months ended March 31, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$236.6	$137.9	$87.2	$461.7
Developed Europe (1)	81.3	34.7	33.0	149.0
Developing (2)	36.9	10.9	22.4	70.2
Other Developed (3)	4.6	4.1	5.1	13.8
Total	$359.4	$187.6	$147.7	$694.7

(1) Developed Europe includes Western Europe and Eastern Europe included in European Union.
(2) Developing includes China, Eastern Europe not included in European Union, Latin America, Middle East and Southeast Asia.
(3) Other Developed includes Australia and Japan.
Vertical net sales information was as follows:

	Three months ended March 31, 2023
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$218.6	$20.2	$70.8	$309.6
Commercial & Residential	58.6	99.4	41.8	199.8
Infrastructure	106.9	77.7	5.6	190.2
Energy	6.9	8.4	25.7	41.0
Total	$391.0	$205.7	$143.9	$740.6

	Three months ended March 31, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$203.4	$19.2	$72.6	$295.2
Commercial & Residential	54.1	95.8	46.6	196.5
Infrastructure	96.2	65.1	5.0	166.3
Energy	5.7	7.5	23.5	36.7
Total	$359.4	$187.6	$147.7	$694.7

In the fourth quarter of 2022, for purposes of how we assess performance, we determined that certain revenue was better aligned with the infrastructure and commercial & residential verticals, rather than the industrial and energy verticals, where it was previously reported. For comparability, we have reclassified revenue for the quarter ended March 31, 2022 to conform to the new presentation. This reclassification of revenue by vertical had no impact on our consolidated financial results.

Contract balances
Contract assets and liabilities consisted of the following:

In millions	March 31, 2023	December 31, 2022	$ Change	% Change
Contract assets	$46.7	$45.6	$1.1	2.4%
Contract liabilities	26.6	22.7	3.9	17.2%
Net contract assets	$20.1	$22.9	$(2.8)	(12.2)%
The $2.8 million decrease in net contract assets from December 31, 2022 to March 31, 2023 was primarily the result of timing of milestone payments. The majority of our contract liabilities at December 31, 2022 were recognized in revenue during the three months ended March 31, 2023. There were no material impairment losses recognized on our contract assets for the three months ended March 31, 2023 and 2022.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On March 31, 2023, we had $23.1 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

3.Restructuring
During the three months ended March 31, 2023 and the year ended December 31, 2022, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
Restructuring related costs included in Selling, general and administrative expense in the Condensed Consolidated Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022
Severance and related costs	$1.2	$2.0
Other	2.8	—
Total restructuring costs	$4.0	$2.0
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022
Enclosures	$0.6	$0.2
Electrical & Fastening Solutions	0.2	—
Thermal Management	2.9	—
Other	0.3	1.8
Total	$4.0	$2.0
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022
Beginning balance	$2.4	$2.4
Costs incurred	1.2	2.0
Cash payments and other	(2.0)	(2.2)
Ending balance	$1.6	$2.2

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per-share data	March 31, 2023	March 31, 2022
Net income	$93.8	$67.8
Weighted average ordinary shares outstanding
Basic	165.3	166.2
Dilutive impact of stock options, restricted stock units and performance share units	2.7	2.0
Diluted	168.0	168.2
Earnings per ordinary share
Basic earnings per ordinary share	$0.57	$0.41
Diluted earnings per ordinary share	$0.56	$0.40
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.1	0.2

5.Subsequent Events
On April 1, 2023, we entered into a definitive agreement to acquire ECM Investors, LLC, the parent of ECM Industries, LLC ("ECM Industries"), for a purchase price of $1.1 billion, subject to customary adjustments. We expect to fund the purchase price for the acquisition with borrowings under the 2023 Term Loan Facility (as defined below) and the net proceeds from the issuance of the 2033 Notes (as defined below), together with available cash on hand and/or borrowings under the Revolving Credit Facility (as defined below). We expect to close the ECM Industries acquisition in the second quarter of 2023, subject to customary conditions including regulatory approval.

In connection with entering into the definitive agreement to acquire ECM Industries, nVent and nVent Finance S.à r.l ("nVent Finance") entered into a commitment letter, dated April 1, 2023 (the “Commitment Letter”), pursuant to which, among other things, the lenders have committed to provide debt financing for the acquisition of ECM Industries, consisting of a senior unsecured bridge facility of up to $800.0 million (the “Bridge Facility”), on the terms and subject to the conditions set forth in the Commitment Letter. The Bridge Facility will be subject to mandatory reduction and prepayment for 100% of the net cash proceeds from the issuance of any debt and other of our securities, other specified events and the 2023 Term Loan Facility, subject to certain exceptions.

On April 26, 2023, in contemplation of the acquisition of ECM Industries, nVent and nVent Finance entered into a new loan agreement among nVent Finance, as borrower, nVent, as guarantor, and the lenders and agents party thereto, providing for a five-year $300.0 million senior unsecured term loan facility (the “2023 Term Loan Facility”). We intend to borrow the full $300.0 million aggregate principal amount available under the 2023 Term Loan Facility to finance a portion of the purchase price of the ECM Industries acquisition and to pay related fees and expenses.

On April 24, 2023, in contemplation of the acquisition of ECM Industries, nVent, as guarantor, and nVent Finance, as issuer, priced, and entered into an underwriting agreement for, a public offering of $500.0 million aggregate principal amount of 5.650% Senior Notes due 2033 (the "2033 Notes"). The offering of the 2033 Notes is expected to close on May 3, 2023, subject to customary closing conditions. We intend to use the net proceeds from the issuance of the 2033 Senior Notes to finance a portion of the purchase price of the ECM Industries acquisition and to pay related fees and expenses.

The aggregate principal amount of the commitments under the 2023 Term Loan Facility have replaced, and the expected net proceeds from the issuance of the 2033 Senior Notes will replace, the commitments in respect of the Bridge Facility in accordance with the terms of the Commitment Letter.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

6.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2022	Acquisitions/ divestitures	Foreign currency translation/other	March 31, 2023
Enclosures	$414.4	$—	$2.3	$416.7
Electrical & Fastening Solutions	1,052.0	—	—	1,052.0
Thermal Management	711.7	—	0.1	711.8
Total goodwill	$2,178.1	$—	$2.4	$2,180.5

Identifiable intangible assets consisted of the following:

	March 31, 2023			December 31, 2022
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,288.6	$(536.0)	$752.6	$1,287.6	$(519.1)	$768.5
Proprietary technology and patents	39.9	(16.2)	23.7	39.7	(15.2)	24.5
Total definite-life intangibles	1,328.5	(552.2)	776.3	1,327.3	(534.3)	793.0
Indefinite-life intangibles
Trade names	273.1	—	273.1	273.1	—	273.1
Total intangibles	$1,601.6	$(552.2)	$1,049.4	$1,600.4	$(534.3)	$1,066.1

Identifiable intangible asset amortization expense was $17.6 million and $17.8 million for the three months ended March 31, 2023 and 2022, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2023 and the next five years is as follows:

	Q2-Q4
In millions	2023	2024	2025	2026	2027	2028
Estimated amortization expense	$52.7	$69.8	$69.8	$69.8	$69.7	$65.5

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

7.Supplemental Balance Sheet Information

In millions	March 31, 2023	December 31, 2022
Inventories
Raw materials and supplies	$132.2	$112.9
Work-in-process	41.6	36.2
Finished goods	192.7	197.6
Total inventories	$366.5	$346.7
Other current assets
Contract assets	$46.7	$45.6
Prepaid expenses	55.6	44.9
Prepaid income taxes	10.0	4.1
Cross currency swap assets	11.1	14.5
Other current assets	3.8	3.4
Total other current assets	$127.2	$112.5
Property, plant and equipment, net
Land and land improvements	$39.0	$38.6
Buildings and leasehold improvements	184.8	180.5
Machinery and equipment	513.9	500.4
Construction in progress	32.9	34.7
Total property, plant and equipment	770.6	754.2
Accumulated depreciation and amortization	477.6	465.0
Total property, plant and equipment, net	$293.0	$289.2
Other non-current assets
Deferred compensation plan assets	$16.6	$16.7
Lease right-of-use assets	82.8	76.4
Deferred tax assets	12.8	16.3
Other non-current assets	29.5	30.2
Total other non-current assets	$141.7	$139.6
Other current liabilities
Dividends payable	$29.7	$30.4
Accrued rebates	73.0	98.4
Contract liabilities	26.6	22.7
Accrued taxes payable	41.9	34.5
Current lease liabilities	19.2	17.7
Accrued interest	14.4	6.5
Other current liabilities	60.3	62.9
Total other current liabilities	$265.1	$273.1
Other non-current liabilities
Income taxes payable	$29.9	$29.8
Deferred compensation plan liabilities	16.6	16.7
Non-current lease liabilities	68.7	63.7
Other non-current liabilities	17.5	14.5
Total other non-current liabilities	$132.7	$124.7

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

At March 31, 2023 and December 31, 2022, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $155.1 million and $145.7 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Income and Comprehensive Income was not material for any period presented.

Cross currency swaps
At March 31, 2023 and December 31, 2022, we had outstanding cross currency swap agreements with a combined notional amount of $352.7 million and $345.1 million, respectively. The agreements are accounted for as either cash flow hedges or fair value hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. At March 31, 2023 and December 31, 2022, we had deferred foreign currency gains of $10.0 million and $18.9 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.

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
•cross currency swap and foreign currency contract agreements — fair values are determined through the use of models that consider various assumptions, including time value, yield curves, as well as other relevant economic measures, which are inputs that are classified as Level 2 in the valuation hierarchy defined by the accounting guidance; and
•deferred compensation plan assets (mutual funds, common/collective trusts and cash equivalents for payment of certain non-qualified benefits for retired, terminated and active employees) — fair value of mutual funds and cash equivalents are based on quoted market prices in active markets that are classified as Level 1 in the valuation hierarchy defined by the accounting guidance; fair value of common/collective trusts are valued at net asset value ("NAV"), which is based on the fair value of underlying securities owned by the fund divided by the number of shares outstanding.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2023		December 31, 2022
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$285.0	$285.0	$288.8	$288.8
Fixed rate debt	800.0	735.1	800.0	717.7
Total debt	$1,085.0	$1,020.1	$1,088.8	$1,006.5

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	March 31, 2023
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(7.1)	$—	$—	$(7.1)
Cross currency swap assets	—	18.2	—	—	18.2
Foreign currency contract liabilities	—	(1.0)	—	—	(1.0)
Foreign currency contract assets	—	1.2	—	—	1.2
Deferred compensation plan assets	11.6	—	—	5.0	16.6
Total recurring fair value measurements	$11.6	$11.3	$—	$5.0	$27.9

Recurring fair value measurements	December 31, 2022
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(4.8)	$—	$—	$(4.8)
Cross currency swap assets	—	22.4	—	—	22.4
Foreign currency contract liabilities	—	(1.5)	—	—	(1.5)
Foreign currency contract assets	—	0.5	—	—	0.5
Deferred compensation plan assets	11.8	—	—	4.9	16.7
Total recurring fair value measurements	$11.8	$16.6	$—	$4.9	$33.3

9.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at March 31, 2023	Maturity Year	March 31, 2023	December 31, 2022
Revolving credit facility	N/A	2026	$—	$—
Senior notes - fixed rate	2.750%	2031	300.0	300.0
Senior notes - fixed rate	4.550%	2028	500.0	500.0
2021 term loan facility	6.117%	2026	285.0	288.8
Unamortized debt issuance costs and discounts	N/A	N/A	(5.4)	(5.6)
Total debt			1,079.6	1,083.2
Less: Current maturities and short-term borrowings			(15.0)	(15.0)
Long-term debt			$1,064.6	$1,068.2
Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance” or "Subsidiary Issuer"), a 100-percent owned subsidiary of nVent, issued $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes").

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

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
In September 2021, the Company and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $300.0 million senior unsecured term loan facility (the "2021 Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the 2021 Term Loan Facility, the "Senior Credit Facilities"), which amended and restated the March 2018 credit agreement. Borrowings under the 2021 Term Loan Facility are permitted on a delayed draw basis during the first year of the five-year term of the 2021 Term Loan Facility, and borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. In September 2022, nVent exercised the delayed draw provision of the 2021 Term Loan Facility, increasing the total borrowings under the 2021 Term Loan Facility by $200.0 million to $300.0 million. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
Borrowings under the Senior Credit Facilities bear interest at a rate equal to an adjusted base rate, the Secured Overnight Financing Rate ("SOFR"), Euro Interbank Offer Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”), plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

As of March 31, 2023, the borrowing capacity under the Revolving Credit Facility was $600.0 million. Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of March 31, 2023, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding at March 31, 2023, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

	Q2-Q4
In millions	2023	2024	2025	2026	2027	2028	Thereafter	Total
Contractual debt obligation maturities	$11.3	$16.9	$22.5	$234.3	$—	$—	$800.0	$1,085.0

10.Income Taxes
The effective income tax rate for the three months ended March 31, 2023 was 18.5%, compared to 17.6% for the three months ended March 31, 2022. The liability for uncertain tax positions was $13.5 million and $13.4 million at March 31, 2023 and December 31, 2022, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income, which is consistent with our past practices.

11.     Shareholders' Equity
Share repurchases
On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 and expires on July 22, 2024.
During the three months ended March 31, 2023, we repurchased 0.3 million of our ordinary shares for $13.2 million under the 2021 Authorization. During the three months ended March 31, 2022, we repurchased 0.1 million of our ordinary shares for $3.9 million under the 2021 Authorization. As of March 31, 2023 and December 31, 2022, outstanding share repurchases recorded in Other current liabilities were zero and $2.0 million, respectively.
As of March 31, 2023, we had $127.3 million available for share repurchases under the 2021 Authorization.
Dividends payable
On February 28, 2023, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May 12, 2023, to shareholders of record at the close of business on April 28, 2023. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $29.7 million and $30.4 million at March 31, 2023 and December 31, 2022, respectively.

12.Segment Information

We evaluate performance based on net sales and segment income and use a variety of ratios to measure performance of our reporting segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Segment income represents operating income exclusive of intangible amortization, acquisition-related expenses, costs of restructuring activities, impairments and other unusual non-operating items.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

Financial information by reportable segment is as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022
Net sales
Enclosures	$391.0	$359.4
Electrical & Fastening Solutions	205.7	187.6
Thermal Management	143.9	147.7
Total	$740.6	$694.7
Segment income (loss)
Enclosures	$82.5	$50.3
Electrical & Fastening Solutions	61.3	47.1
Thermal Management	30.9	32.4
Other	(26.7)	(19.6)
Total	$148.0	$110.2

The following table presents a reconciliation of segment income to income before income taxes:

	Three months ended
In millions	March 31, 2023	March 31, 2022
Segment income	$148.0	$110.2
Intangible amortization	(17.6)	(17.8)
Restructuring and other	(4.0)	(2.0)
Acquisition transaction and integration costs	(2.3)	(0.3)
Net interest expense	(7.8)	(7.2)
Other expense	(1.2)	(0.6)
Income before income taxes	$115.1	$82.3
13. Share-Based Compensation
Total share-based compensation expense for the three months ended March 31, 2023 and 2022, was as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022
Restricted stock units	$2.7	$2.4
Performance share units	2.0	3.2
Stock options	1.0	1.0
Total	$5.7	$6.6

In the first quarter of 2023, we issued our annual share-based compensation grants under the 2018 Omnibus Incentive Plan to eligible employees. The total number of awards issued was approximately 0.6 million, of which 0.2 million were restricted stock units ("RSUs"), 0.1 million were performance share units ("PSUs") and 0.3 million were stock options. The weighted-average grant date fair value of the RSUs, PSUs and stock options issued was $46.15, $68.72 and $16.56, respectively.

We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends, and using the following assumptions:

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

2023 Annual Grant
Risk-free interest rate	3.77%
Expected dividend yield	1.73%
Expected share price volatility	36.6%
Expected term (years)	6.5

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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of March 31, 2023 and December 31, 2022 was not material.
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
As of March 31, 2023 and December 31, 2022, the outstanding value of bonds, letters of credit and bank guarantees totaled $39.3 million and $38.0 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "forecasts," "should," "would," "could," "positioned," "strategy," "future," "are confident," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. All statements made about the ECM Industries acquisition, including the anticipated time for completing the acquisition, the expected financial results of the acquired business and the anticipated benefits of the acquisition, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include our ability to close and fund the ECM Industries acquisition on the expected terms and time schedule, including obtaining regulatory approvals and satisfying other closing conditions; our ability to integrate the ECM Industries acquisition successfully; our ability to retain customers and employees of the acquired business; adverse effects on our business operations or financial results, including due to the overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve, including the impacts of tariffs; volatility in currency exchange rates, interest rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; inability to mitigate material and other cost inflation; risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging and transportation; increased risks associated with operating foreign businesses, including risks associated with the conflict between Russia and Ukraine and related sanctions; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the impact of the novel coronavirus 2019 (“COVID-19”) pandemic; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and ITEM 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.

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
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across three segments: Enclosures, Electrical & Fastening Solutions and Thermal Management, which represented approximately 53%, 28% and 19% of total revenues during the first three months of 2023, respectively.

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

On April 1, 2023, we entered into a definitive agreement to acquire ECM Investors, LLC, the parent of ECM Industries, LLC ("ECM Industries"), for a purchase price of $1.1 billion, subject to customary adjustments. ECM Industries is a leading provider of high-value electrical connectors, tools and test instruments and cable management. We expect to fund the purchase price for the acquisition with borrowings under the 2023 Term Loan Facility (as defined below) and net proceeds from the issuance of the 2033 Notes (as defined below), together with available cash on hand and/or borrowings under the Revolving Credit Facility (as defined below). We expect to close the ECM Industries acquisition in the second quarter of 2023, subject to customary closing conditions, including regulatory approvals. Upon closing of this transaction, we plan to operate ECM Industries within our Electrical & Fastening Solutions business segment.
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2022 and the first three months of 2023 and will likely impact our results in the future:
•During 2022, we experienced inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times due to availability constraints and high demand. During the first quarter of 2023, supply chain challenges moderated, but we continued to experience inflationary increases, primarily related to labor costs. While we have taken pricing actions and we have implemented and plan to continue to implement productivity improvements that could help offset these cost increases, we expect inflationary cost increases to continue in 2023, which could negatively impact our results of operations.
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
•Beginning in February 2022, in response to the conflict between Russia and Ukraine, many countries have initiated a variety of sanctions targeting Russia and associated entities. With the ongoing conflict, we have now stopped all product sales to Russia, but continue to wind down existing contractual obligations. We are conducting remaining business activities in Russia in compliance with applicable sanctions. The conflict and the sanctions imposed are creating substantial uncertainty in the global economy. While our business activity in Russia is not material to our operations, an escalation or expansion of economic disruption or the conflict's current scope could disrupt sales to our customers or our supply chain, increase inflationary costs and have a material adverse effect on our results of operations.
In 2023, our operating objectives include the following:
•Executing our Environmental, Social and Governance ("ESG") strategy focused on People, Products and Planet;
•Enhancing and supporting employee engagement, development and retention;
•Achieving differentiated revenue growth through new products and innovation and expansion in higher growth verticals across all regions globally;
•Completing the acquisition of ECM Industries and thereafter integrating its operations with our existing operations;
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2023 and 2022 were as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022	$ change	% / point change
Net sales	$740.6	$694.7	$45.9	6.6%
Cost of goods sold	437.4	447.4	(10.0)	(2.2%)
Gross profit	303.2	247.3	55.9	22.6%
% of net sales	40.9%	35.6%		5.3	pts

Selling, general and administrative	162.4	142.0	20.4	14.4%
% of net sales	21.9%	20.4%		1.5	pts
Research and development	16.7	15.2	1.5	9.9%
% of net sales	2.3%	2.2%		0.1	pts

Operating income	124.1	90.1	34.0	37.7%
% of net sales	16.8%	13.0%		3.8	pts

Net interest expense	7.8	7.2	0.6	N.M.
Other expense	1.2	0.6	0.6	N.M.

Income before income taxes	115.1	82.3	32.8	39.9%
Provision for income taxes	21.3	14.5	6.8	46.9%
Effective tax rate	18.5%	17.6%		0.9	pts

Net income	93.8	67.8	26.0	38.3%
N.M. Not Meaningful

Net sales
The components of the change in consolidated net sales from the prior period were as follows:

Three months ended March 31, 2023
over the prior year period
Volume	0.3%
Price	8.1
Organic growth	8.4
Currency	(1.8)
Total	6.6%
The 6.6 percent increase in net sales in the first quarter of 2023 from 2022 was primarily the result of:
•organic sales growth contribution of approximately 4.0% and 3.0% from our infrastructure and industrial businesses, respectively, which includes increases in selling prices.
This increase was partially offset by:
•unfavorable foreign currency effects.

Gross profit
The 5.3 percentage point increase in gross profit as a percentage of net sales in the first quarter of 2023 from 2022 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases; and
•savings generated from our lean and supply chain management practices.
This increase was partially offset by:
•inflationary increases, primarily related to labor costs, compared to 2022.
Selling, general and administrative ("SG&A")
The 1.5 percentage point increase in SG&A expense as a percentage of net sales in the first quarter of 2023 from 2022 was primarily the result of:
•inflationary increases impacting our labor costs, professional fees and other administrative costs;
•restructuring and acquisition transaction costs of $6.3 million in the first quarter of 2023, compared to $2.3 million in the first quarter of 2022; and
•investments in digital, selling and marketing to drive growth.
This increase was partially offset by:
•savings generated from restructuring and other lean initiatives.
Provision for income taxes
The 0.9 percentage point increase in the effective tax rate in the first quarter of 2023 from 2022 is a result of increased earnings in higher tax rate jurisdictions.

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

Enclosures
The net sales, segment income and segment income as a percentage of net sales for Enclosures were as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022	% / point change
Net sales	$391.0	$359.4	8.8%
Segment income	82.5	50.3	64.0%
% of net sales	21.1%	14.0%	7.1	pts

Net sales
The components of the change in Enclosures net sales from the prior period were as follows:

Three months ended March 31, 2023
over the prior year period
Volume	2.2%
Price	8.5
Organic growth	10.7
Currency	(1.9)
Total	8.8%
The 8.8 percent increase in Enclosures net sales in the first quarter of 2023 from 2022 was primarily the result of:
•organic sales growth contribution of approximately 5.5% and 3.5% from our industrial and infrastructure businesses, respectively, which includes increases in selling prices.
This increase was partially offset by:
•unfavorable foreign currency effects.
Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2023
	over the prior year period
Growth/acquisition	1.3	pts
Price	6.8
Currency	(0.3)
Net productivity	(0.7)
Total	7.1	pts
The 7.1 percentage point increase in segment income for Enclosures as a percentage of net sales in the first quarter of 2023 from 2022 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases; and
•higher sales volume resulting in increased leverage on fixed expenses.
This increase was partially offset by:
•inflationary increases, primarily related to labor costs, compared to 2022.
Electrical & Fastening Solutions
The net sales, segment income and segment income as a percentage of net sales for Electrical & Fastening Solutions were as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022	% / point change
Net sales	$205.7	$187.6	9.6%
Segment income	61.3	47.1	30.2%
% of net sales	29.8%	25.1%	4.7	pts

Net sales
The components of the change in Electrical & Fastening Solutions net sales from the prior period were as follows:

Three months ended March 31, 2023
over the prior year period
Volume	0.1%
Price	10.8
Organic growth	10.9
Currency	(1.3)
Total	9.6%
The 9.6 percent increase in Electrical & Fastening Solutions net sales in the first quarter of 2023 from 2022 was primarily the result of:
•organic sales growth contribution of approximately 7.0% and 2.5% from our infrastructure and commercial & residential businesses, respectively, which include increases in selling prices.
This increase was partially offset by:
•unfavorable foreign currency impacts.
Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2023
	over the prior year period
Growth	1.4	pts
Price	7.3
Net productivity	(4.0)
Total	4.7	pts
The 4.7 percentage point increase in segment income for Electrical & Fastening Solutions as a percentage of net sales in the first quarter of 2023 from 2022 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases; and
•the impact of favorable product mix.
This decrease was partially offset by:
•inflationary increases, primarily related to labor costs, compared to 2022; and
•investments in digital, selling and marketing to drive growth.
Thermal Management
The net sales, segment income and segment income as a percentage of net sales for Thermal Management were as follows:

	Three months ended
In millions	March 31, 2023	March 31, 2022	% / point change
Net sales	$143.9	$147.7	(2.6%)
Segment income	30.9	32.4	(4.6%)
% of net sales	21.5%	21.9%	(0.4	pts)

Net sales
The components of the change in Thermal Management net sales from the prior period were as follows:

Three months ended March 31, 2023
over the prior year period
Volume	(4.0%)
Price	3.8
Organic growth	(0.2)
Currency	(2.4)
Total	(2.6%)
The 2.6 percent decrease in Thermal Management net sales in the first quarter of 2023 from 2022 was primarily the result of:
•organic sales decline of approximately 2.5% from our commercial & residential business, which includes increases in selling prices; and
•unfavorable foreign currency effects.
This decrease was partially offset by:
•organic sales growth contribution of approximately 2.0% from our energy business, which includes increases in selling prices.
Segment income
The components of the change in Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2023
	over the prior year period
Growth	(1.5	pts)
Price	2.9
Currency	0.1
Net productivity	(1.9)
Total	(0.4	pts)
The 0.4 percentage point decrease in segment income for Thermal Management as a percentage of net sales in the first quarter of 2023 from 2022 was primarily the result of:
•inflationary increases, primarily related to labor costs, compared to 2022;
•lower sales volume resulting in decreased leverage on fixed expenses; and
•the impact of unfavorable product mix.
This decrease was partially offset by:
•increases in selling prices to mitigate inflationary cost increases.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of March 31, 2023, we had $303.1 million of cash on hand, of which $33.0 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere and increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities was $69.4 million in the first three months of 2023, compared to net cash provided by operating activities of $6.5 million in the first three months of 2022. Net cash provided by operating activities in the first three months of 2023 primarily reflects net income of $123.1 million, net of non-cash depreciation, amortization and changes in deferred taxes, offset by a $57.1 million increase in working capital.
Investing activities
Net cash used for investing activities of $16.9 million in the first three months of 2023 relates primarily to capital expenditures of $17.1 million.
Net cash used for investing activities of $9.2 million in the first three months of 2022 relates primarily to capital expenditures of $11.1 million.
Financing activities
Net cash used for financing activities of $50.8 million in the first three months of 2023 primarily relates to dividends paid of $29.3 million and share repurchases of $15.2 million.
Net cash provided by financing activities of $5.9 million in the first three months of 2022 primarily relates to net receipts of revolving long-term debt of $47.8 million, offset by dividends paid of $29.0 million and share repurchases of $8.5 million.
Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance” or "Subsidiary Issuer"), a 100-percent owned subsidiary of nVent, issued $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes").
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
In September 2021, the Company and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $300.0 million senior unsecured term loan facility (the "2021 Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the 2021 Term Loan Facility, the "Senior Credit Facilities"), which amended and restated the March 2018 credit agreement. Borrowings under the 2021 Term Loan Facility are permitted on a delayed draw basis during the first year of the five-year term of the 2021 Term Loan Facility, and borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. In September 2022, nVent exercised the delayed draw provision of the 2021 Term Loan Facility, increasing the total borrowings under the 2021 Term Loan Facility by $200.0 million to $300.0 million. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.

Borrowings under the Senior Credit Facilities bear interest at a rate equal to an adjusted base rate, the Secured Overnight Financing Rate ("SOFR"), Euro Interbank Offer Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”), plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating.
As of March 31, 2023, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
ECM Industries Acquisition Financing
In connection with entering into the definitive agreement to acquire ECM Industries, nVent and nVent Finance entered into a commitment letter, dated April 1, 2023 (the “Commitment Letter”), pursuant to which, among other things, the lenders have committed to provide debt financing for the acquisition of ECM Industries, consisting of a senior unsecured bridge facility of up to $800.0 million (the “Bridge Facility”), on the terms and subject to the conditions set forth in the Commitment Letter. The Bridge Facility will be subject to mandatory reduction and prepayment for 100% of the net cash proceeds from the issuance of any debt and other of our securities, other specified events and the 2023 Term Loan Facility, subject to certain exceptions.

On April 26, 2023, in contemplation of the acquisition of ECM Industries, nVent and nVent Finance entered into a new loan agreement among nVent Finance, as borrower, nVent, as guarantor, and the lenders and agents party thereto, providing for a five-year $300.0 million senior unsecured term loan facility (the “2023 Term Loan Facility”). We intend to borrow the full $300.0 million aggregate principal amount available under the 2023 Term Loan Facility to finance a portion of the purchase price of the ECM Industries acquisition and to pay related fees and expenses.

On April 24, 2023, in contemplation of the acquisition of ECM Industries, nVent, as guarantor, and nVent Finance, as issuer, priced, and entered into an underwriting agreement for, a public offering of $500.0 million aggregate principal amount of 5.650% Senior Notes due 2033 (the "2033 Notes"). The offering of the 2033 Notes is expected to close on May 3, 2023, subject to customary closing conditions. We intend to use the net proceeds from the issuance of the 2033 Senior Notes to finance a portion of the purchase price of the ECM Industries acquisition and to pay related fees and expenses.

The aggregate principal amount of the commitments under the 2023 Term Loan Facility have replaced, and the expected net proceeds from the issuance of the 2033 Senior Notes will replace, the commitments in respect of the Bridge Facility in accordance with the terms of the Commitment Letter.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities and the 2023 Term Loan Facility, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities and the 2023 Term Loan Facility also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of March 31, 2023, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Share repurchases
On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 and expires on July 22, 2024.
During the three months ended March 31, 2023, we repurchased 0.3 million of our ordinary shares for $13.2 million under the 2021 Authorization. During the three months ended March 31, 2022, we purchased 0.1 million of our ordinary shares for $3.9 million under the 2021 Authorization. As of March 31, 2023, we had $127.3 million available for share repurchases under the 2021 Authorization.
Dividends
During the three months ended March 31, 2023, we paid dividends of $29.3 million, or $0.175 per ordinary share. During the three months ended March 31, 2022, we paid dividends of $29.0 million, or $0.175 per ordinary share.
On February 28, 2023, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on May 12, 2023, to shareholders of record at the close of business on April 28, 2023. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $29.7 million and $30.4 million at March 31, 2023 and December 31, 2022, respectively.
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
The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2023	March 31, 2022
Net cash provided by (used for) operating activities	$69.4	$6.5
Capital expenditures	(17.1)	(11.1)
Proceeds from sale of property and equipment	0.2	1.9
Free cash flow	$52.5	$(2.7)

CRITICAL ACCOUNTING ESTIMATES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2022 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.
There have been no material changes to our critical accounting policies and estimates from those previously disclosed in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2023. For additional information, refer to our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2023 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments with respect to the legal proceedings previously disclosed in Item 3 of our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our 2022 Annual Report on Form 10-K for the year ended December 31, 2022, except for the additional risk factors relating to the ECM Industries acquisition set forth below.
We may not realize the anticipated benefits of the ECM Industries acquisition and any benefit may take longer to realize than we expect.
The ECM Industries acquisition will involve the integration of ECM Industries’ operations with our existing operations, and there are uncertainties inherent in such an integration. We will be required to devote significant management attention and resources to integrating ECM Industries’ operations. Delays or unexpected difficulties in the integration process could adversely affect our business, financial results and financial condition. Even if we are able to integrate ECM Industries’ operations successfully, this integration may not result in the realization of the full benefits of revenue synergies, cost savings and operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time or at all.

We could be subject to new risks, known and unknown, relating to the ECM Industries acquisition.
We may experience risks, losses and damages associated with the ECM Industries acquisition. The risks we could face include the following:
•the ECM Industries acquisition may lead to the incurrence of costs to review, upgrade and integrate ECM Industries’ systems with our compliance and reporting systems, including our systems of internal control over financial reporting. The process of integrating ECM Industries into our internal control over financial reporting could require significant time and effort from our management and other personnel and could increase our compliance costs; and

•the ECM Industries acquisition involves the inherent risk of liabilities, and these liabilities may prove more costly or produce more adverse effects than we anticipate, such as actual or potential litigation and regulatory matters. In addition, in the course of the due diligence review of ECM Industries, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of ECM Industries, and we may not be indemnified or have insurance for any of these liabilities. Any such liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows following the completion of the ECM Industries acquisition.

Any of these risks associated with the ECM Industries acquisition could have a material adverse impact on our business, results of operations and financial condition.

Increased leverage may harm our financial condition and results of operations.
As of December 31, 2022, we had $1,088.8 million of total debt on a consolidated basis. We expect our indebtedness to increase materially in connection with the ECM Industries acquisition. We intend to fund the ECM Industries acquisition with borrowings under the 2023 Term Loan Facility and net proceeds from the issuance of the 2033 Notes, together with cash on hand and/or borrowings under our revolving credit facility, for an aggregate amount of approximately $800.0 million of new indebtedness in connection with the ECM Industries acquisition. We and our subsidiaries may incur additional indebtedness in the future and, subject to limitations on the amount of secured indebtedness we may incur without securing the notes and other outstanding debt securities, the indenture that will govern the notes will not restrict us from incurring indebtedness in the future. This increase and any future increases in our level of indebtedness will have several important effects on our future operations, including, without limitation:

•we will have additional cash requirements to support the payment of interest on our outstanding indebtedness;
•increases in our outstanding indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;
•our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be reduced;
•our flexibility in planning for, or reacting to, changes in our business and our industry may be reduced; and
•our flexibility to make acquisitions and develop technology may be limited.

Our ability to make payments of principal and interest on our indebtedness, including the notes, depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things:

•to seek additional financing in the debt or equity markets;
•to refinance or restructure all or a portion of our indebtedness, including the notes;
•to sell selected assets or businesses; or
•to reduce or delay planned capital or operating expenditures.
Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements, including the notes. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2023:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 28, 2023	349,133	$38.60	342,830	$127,333,026
January 29 - February 25, 2023	4,784	40.69	—	127,333,026
February 26 - March 31, 2023	158,505	45.83	—	127,333,026
Total	512,422		342,830
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
(d)On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 and expires on July 22, 2024. As of March 31, 2023, we had $127.3 million available for share repurchases under the 2021 Authorization.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended March 31, 2023

4.1	Loan Agreement, dated as of April 26, 2023, among nVent Electric plc, nVent Finance S.à r.l. and the lenders and agents party thereto (Incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 27, 2023 (File No. 001-38265)).

10.1	Merger Agreement, dated April 1, 2023, by and among ECM Investors, LLC, Sentinel ECM Blocker, Inc., Lionel Acquisition Co., Everest Blocker Holding, Inc., Everest Acquisition Merger Sub, LLC, Everest Blocker Merger Sub, Inc., nVent Electric plc and Sentinel Capital Partners, L.L.C. (Incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 4, 2023 (File No. 001-38265)).

22	Guarantors and Subsidiary Issuers of Guaranteed Securities. (Incorporated by reference to Exhibit 22 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 25, 2022 (File No. 001-38265)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2023.

nVent Electric plc
Registrant

By	/s/ Sara E. Zawoyski
Sara E. Zawoyski
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President, Chief Accounting Officer and Treasurer