Form 10-Q
period 2023-09-30
nVent Electric plc
filed 2023-10-27
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 30, 2023, 165,911,804 shares of Registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales	$858.8	$745.2	$2,402.4	$2,167.4
Cost of goods sold	505.6	455.2	1,414.1	1,362.3
Gross profit	353.2	290.0	988.3	805.1
Selling, general and administrative	178.7	154.8	508.8	445.3
Research and development	18.3	14.7	52.5	44.5
Operating income	156.2	120.5	427.0	315.3
Net interest expense	25.5	8.1	55.0	22.8
Gain on sale of investment	—	—	(10.2)	—
Other expense	1.4	0.5	3.7	2.3
Income before income taxes	129.3	111.9	378.5	290.2
Provision for income taxes	23.8	18.5	66.3	49.1
Net income	$105.5	$93.4	$312.2	$241.1
Comprehensive income, net of tax
Net income	$105.5	$93.4	$312.2	$241.1
Changes in cumulative translation adjustment	(14.9)	(13.7)	(11.1)	(19.7)
Changes in market value of derivative financial instruments, net of tax	(1.1)	6.7	(6.0)	6.5
Comprehensive income	$89.5	$86.4	$295.1	$227.9
Earnings per ordinary share
Basic	$0.64	$0.56	$1.89	$1.45
Diluted	$0.63	$0.55	$1.86	$1.43
Weighted average ordinary shares outstanding
Basic	165.8	166.5	165.6	166.4
Diluted	168.6	168.3	168.2	168.2
Cash dividends paid per ordinary share	$0.175	$0.175	$0.525	$0.525
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2023	December 31, 2022
In millions, except per-share data
Assets
Current assets
Cash and cash equivalents	$113.3	$297.5
Accounts and notes receivable, net of allowances of $15.5 and $9.9, respectively	590.9	472.5
Inventories	464.9	346.7
Other current assets	130.8	112.5
Total current assets	1,299.9	1,229.2
Property, plant and equipment, net	371.9	289.2
Other assets
Goodwill	2,559.8	2,178.1
Intangibles, net	1,538.4	1,066.1
Other non-current assets	155.7	139.6
Total other assets	4,253.9	3,383.8
Total assets	$5,925.7	$4,902.2
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$30.0	$15.0
Accounts payable	243.4	252.1
Employee compensation and benefits	114.7	109.3
Other current liabilities	271.3	273.1
Total current liabilities	659.4	649.5
Other liabilities
Long-term debt	1,831.5	1,068.2
Pension and other post-retirement compensation and benefits	132.1	128.5
Deferred tax liabilities	218.0	199.6
Other non-current liabilities	139.6	124.7
Total liabilities	2,980.6	2,170.5
Equity
Ordinary shares $0.01 par value, 400.0 million authorized, 165.9 million and 165.3 million issued at September 30, 2023 and December 31, 2022, respectively	1.7	1.7
Additional paid-in capital	2,378.2	2,372.3
Retained earnings	681.9	457.3
Accumulated other comprehensive loss	(116.7)	(99.6)
Total equity	2,945.1	2,731.7
Total liabilities and equity	$5,925.7	$4,902.2
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2023	September 30, 2022
Operating activities
Net income	$312.2	$241.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	36.1	32.8
Amortization	64.5	53.1
Deferred income taxes	(3.7)	0.1
Share-based compensation	17.5	17.8
Gain on sale of property and equipment	(1.1)	—
Gain on sale of investment	(10.2)	—
Amortization of bridge financing debt issuance costs	3.6	—
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(30.5)	(76.9)
Inventories	(10.8)	(71.6)
Other current assets	(30.0)	(21.3)
Accounts payable	(27.7)	12.7
Employee compensation and benefits	(4.5)	(5.6)
Other current liabilities	(20.9)	18.7
Other non-current assets and liabilities	(2.9)	(1.1)
Net cash provided by (used for) operating activities	291.6	199.8
Investing activities
Capital expenditures	(48.9)	(30.8)
Proceeds from sale of property and equipment	7.3	2.0
Proceeds from sale of investment	14.1	—
Settlement of net investment hedge	3.1	—
Acquisitions, net of cash acquired	(1,119.7)	(8.6)
Net cash provided by (used for) investing activities	(1,144.1)	(37.4)
Financing activities
Net payments of revolving long-term debt	—	(106.7)
Proceeds from long-term debt	800.0	200.0
Repayments of long-term debt	(20.0)	(6.2)
Settlement of cash flow hedge	4.5	10.0
Debt issuance costs	(11.2)	—
Dividends paid	(87.6)	(87.7)
Shares issued to employees, net of shares withheld	1.6	0.3
Repurchases of ordinary shares	(15.2)	(8.5)
Net cash provided by (used for) financing activities	672.1	1.2
Effect of exchange rate changes on cash and cash equivalents	(3.8)	(19.1)
Change in cash and cash equivalents	(184.2)	144.5
Cash and cash equivalents, beginning of period	297.5	49.5
Cash and cash equivalents, end of period	$113.3	$194.0
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2022	165.3	$1.7	$2,372.3	$457.3	$(99.6)	$2,731.7
Net income	—	—	—	93.8	—	93.8
Other comprehensive income (loss), net of tax	—	—	—	—	3.6	3.6
Dividends declared	—	—	—	(29.3)	—	(29.3)
Share repurchases	(0.3)	—	(13.2)	—	—	(13.2)
Exercise of options, net of shares tendered for payment	0.2	—	5.1	—	—	5.1
Issuance of restricted shares, net of cancellations	0.7	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(7.5)	—	—	(7.5)
Share-based compensation	—	—	5.7	—	—	5.7
March 31, 2023	165.7	$1.7	$2,362.4	$521.8	$(96.0)	$2,789.9
Net income	—	—	—	112.9	—	112.9
Other comprehensive income (loss), net of tax	—	—	—	—	(4.7)	(4.7)
Dividends declared	—	—	—	(29.2)	—	(29.2)
Exercise of options, net of shares tendered for payment	0.1	—	1.8	—	—	1.8
Shares surrendered by employees to pay taxes	—	—	(0.7)	—	—	(0.7)
Share-based compensation	—	—	5.7	—	—	5.7
June 30, 2023	165.8	$1.7	$2,369.2	$605.5	$(100.7)	$2,875.7
Net income	—	—	—	105.5	—	105.5
Other comprehensive income (loss), net of tax	—	—	—	—	(16.0)	(16.0)
Dividends declared	—	—	—	(29.1)	—	(29.1)
Exercise of options, net of shares tendered for payment	0.1	—	3.1	—	—	3.1
Shares surrendered by employees to pay taxes	—	—	(0.2)	—	—	(0.2)
Share-based compensation	—	—	6.1	—	—	6.1
September 30, 2023	165.9	$1.7	$2,378.2	$681.9	$(116.7)	$2,945.1

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2021	166.1	$1.7	$2,403.1	$174.5	$(83.2)	$2,496.1
Net income	—	—	—	67.8	—	67.8
Other comprehensive income (loss), net of tax	—	—	—	—	(0.7)	(0.7)
Dividends declared	—	—	—	(29.0)	—	(29.0)
Share repurchases	(0.1)	—	(3.9)	—	—	(3.9)
Exercise of options, net of shares tendered for payment	—	—	1.4	—	—	1.4
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(4.4)	—	—	(4.4)
Share-based compensation	—	—	6.6	—	—	6.6
March 31, 2022	166.3	$1.7	$2,402.8	$213.3	$(83.9)	$2,533.9
Net income	—	—	—	79.9	—	79.9
Other comprehensive income (loss), net of tax	—	—	—	—	(5.5)	(5.5)
Dividends declared	—	—	—	(29.3)	—	(29.3)
Exercise of options, net of shares tendered for payment	0.1	—	2.0	—	—	2.0
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(0.3)	—	—	(0.3)
Share-based compensation	—	—	5.3	—	—	5.3
June 30, 2022	166.5	$1.7	$2,409.8	$263.9	$(89.4)	$2,586.0
Net income	—	—	—	93.4	—	93.4
Other comprehensive income (loss), net of tax	—	—	—	—	(7.0)	(7.0)
Dividends declared	—	—	—	(29.4)	—	(29.4)
Exercise of options, net of shares tendered for payment	0.1	—	2.0	—	—	2.0
Shares surrendered by employees to pay taxes	—	—	(0.3)	—	—	(0.3)
Share-based compensation	—	—	5.9	—	—	5.9
September 30, 2022	166.6	$1.7	$2,417.4	$327.9	$(96.4)	$2,650.6
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

2.Revenue
Disaggregation of revenue
We disaggregate our revenue by geographic location and vertical for each of our segments, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended September 30, 2023
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$284.1	$250.2	$95.5	$629.8
Developed Europe (1)	87.3	34.1	28.2	149.6
Developing (2)	37.6	13.1	16.7	67.4
Other Developed (3)	3.7	4.9	3.4	12.0
Total	$412.7	$302.3	$143.8	$858.8

	Nine months ended September 30, 2023
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$830.0	$615.7	$271.6	$1,717.3
Developed Europe (1)	252.6	108.2	85.0	445.8
Developing (2)	108.8	36.2	54.9	199.9
Other Developed (3)	12.3	14.6	12.5	39.4
Total	$1,203.7	$774.7	$424.0	$2,402.4

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

	Three months ended September 30, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$275.4	$158.5	$93.9	$527.8
Developed Europe (1)	76.3	33.4	29.2	138.9
Developing (2)	31.9	12.4	20.9	65.2
Other Developed (3)	4.1	4.9	4.3	13.3
Total	$387.7	$209.2	$148.3	$745.2

	Nine months ended September 30, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
U.S. and Canada	$764.2	$448.4	$268.8	$1,481.4
Developed Europe (1)	238.7	101.8	92.9	433.4
Developing (2)	111.8	33.2	66.8	211.8
Other Developed (3)	13.2	14.3	13.3	40.8
Total	$1,127.9	$597.7	$441.8	$2,167.4

(1) Developed Europe includes Western Europe and Eastern Europe included in European Union.
(2) Developing includes China, Eastern Europe not included in European Union, Latin America, Middle East and Southeast Asia.
(3) Other Developed includes Australia and Japan.
Vertical net sales information was as follows:

	Three months ended September 30, 2023
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$224.6	$37.6	$70.1	$332.3
Commercial & Residential	65.0	169.2	45.7	279.9
Infrastructure	116.6	83.0	6.1	205.7
Energy	6.5	12.5	21.9	40.9
Total	$412.7	$302.3	$143.8	$858.8

	Nine months ended September 30, 2023
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$665.8	$87.9	$203.4	$957.1
Commercial & Residential	182.3	408.8	131.1	722.2
Infrastructure	336.4	246.0	18.9	601.3
Energy	19.2	32.0	70.6	121.8
Total	$1,203.7	$774.7	$424.0	$2,402.4

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

	Three months ended September 30, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$211.3	$20.8	$70.3	$302.4
Commercial & Residential	56.9	104.7	50.6	212.2
Infrastructure	112.6	74.8	6.8	194.2
Energy	6.9	8.9	20.6	36.4
Total	$387.7	$209.2	$148.3	$745.2

	Nine months ended September 30, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$624.5	$59.7	$211.8	$896.0
Commercial & Residential	169.6	303.8	145.8	619.2
Infrastructure	314.2	209.7	17.6	541.5
Energy	19.6	24.5	66.6	110.7
Total	$1,127.9	$597.7	$441.8	$2,167.4

In the fourth quarter of 2022, for purposes of how we assess performance, we determined that certain revenue was better aligned with the infrastructure and commercial & residential verticals, rather than the industrial and energy verticals, where it was previously reported. For comparability, we have reclassified revenue for the three and nine months ended September 30, 2022 to conform to the new presentation. This reclassification of revenue by vertical had no impact on our consolidated financial results.

Contract balances
Contract assets and liabilities consisted of the following:

In millions	September 30, 2023	December 31, 2022	$ Change	% Change
Contract assets	$44.2	$45.6	$(1.4)	(3.1%)
Contract liabilities	18.7	22.7	(4.0)	(17.6%)
Net contract assets	$25.5	$22.9	$2.6	11.4%
The $2.6 million increase in net contract assets from December 31, 2022 to September 30, 2023 was primarily the result of the timing of milestone payments. The majority of our contract liabilities at December 31, 2022 were recognized in revenue during the nine months ended September 30, 2023. There were no material impairment losses recognized on our contract assets for the three and nine months ended September 30, 2023 and 2022.
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On September 30, 2023, we had $18.0 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next 12 to 18 months.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

3.Restructuring
During the nine months ended September 30, 2023 and the year ended December 31, 2022, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
Restructuring related costs included in Selling, general and administrative expense in the Condensed Consolidated Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended		Nine months ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Severance and related costs	$3.2	$0.4	$6.5	$4.1
Other	2.2	0.1	5.4	0.7
Total restructuring costs	$5.4	$0.5	$11.9	$4.8
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Enclosures	$0.4	$0.3	$1.0	$2.6
Electrical & Fastening Solutions	0.1	—	0.9	—
Thermal Management	4.7	0.1	9.4	0.2
Other	0.2	0.1	0.6	2.0
Total	$5.4	$0.5	$11.9	$4.8

Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated -Balance Sheets is summarized as follows:

	Nine months ended
In millions	September 30, 2023	September 30, 2022
Beginning balance	$2.4	$2.4
Costs incurred	6.5	4.1
Cash payments and other	(4.4)	(4.9)
Ending balance	$4.5	$1.6

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per-share data	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$105.5	$93.4	$312.2	$241.1
Weighted average ordinary shares outstanding
Basic	165.8	166.5	165.6	166.4
Dilutive impact of stock options, restricted stock units and performance share units	2.8	1.8	2.6	1.8
Diluted	168.6	168.3	168.2	168.2
Earnings per ordinary share
Basic earnings per ordinary share	$0.64	$0.56	$1.89	$1.45
Diluted earnings per ordinary share	$0.63	$0.55	$1.86	$1.43
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.4	0.7	0.3	0.5

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

The purchase price has been preliminarily allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the ECM Industries acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to the impacts associated with income taxes and other accruals. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation.

The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the ECM Industries acquisition as previously reported and revised as of September 30, 2023:

In millions	As Originally Reported	As Revised
Cash	$45.7	$45.7
Accounts receivable	78.1	78.1
Inventories	107.8	104.0
Other current assets	4.9	4.9
Property, plant and equipment	81.1	75.9
Identifiable intangible assets	519.8	524.0
Goodwill	361.5	371.7
Other assets	16.6	16.7
Current liabilities	(51.5)	(51.4)
Other liabilities	(26.5)	(35.9)
Purchase price	$1,137.5	$1,133.7

The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $371.7 million, substantially all of which is expected to be deductible for income tax purposes.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

Identifiable intangible assets acquired included $113.7 million of trade name intangible assets, a majority of which are indefinite-lived, $381.7 million of definite-lived customer relationships with an estimated useful life of 20 years, and $22.0 million of definite-lived proprietary technology intangible assets with an estimated useful life of 7 years. The fair values of trade names and proprietary technology acquired in the acquisition were determined using a relief-from-royalty method, and customer relationships acquired were determined using a multi-period excess earnings method. These methods utilize unobservable inputs that are significant to these fair value measurements and thus classified as Level 3 of the fair value hierarchy.

ECM Industries net sales and operating income for the three months ended September 30, 2023 were $98.4 million and $10.5 million, respectively. ECM Industries net sales and operating income for the period from the acquisition date to September 30, 2023 were $148.1 million and $14.3 million, respectively. ECM Industries operating income for the three and nine months ended September 30, 2023 includes $7.6 million and $11.2 million of identifiable intangible asset amortization expense, respectively, and $11.8 million and $17.7 million of expense related to the fair market value inventory step-up, respectively.

The following table presents unaudited pro forma financial information as if the ECM Industries acquisition had occurred on January 1, 2022:

	Three months ended		Nine months ended
In millions, except per-share date	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Pro forma net sales	$858.8	$847.9	$2,558.8	$2,477.9
Pro forma net income	115.9	92.8	341.4	206.1
Pro forma earnings per ordinary share
Basic	$0.70	$0.56	$2.06	$1.24
Diluted	0.69	0.55	2.03	1.23

The unaudited pro forma results include adjustments for the amortization of acquired intangible assets, depreciation for the fair value adjustment to acquisition-date fixed assets and interest expense on debt issued to finance the acquisition, as well as the related income tax impact.

The unaudited pro forma results for the three and nine months ended September 30, 2023 exclude the impact of $13.8 million and $30.8 million, respectively, of transaction-related charges, acquisition-related bridge financing costs and non-recurring expense related to the fair value inventory step-up. The three and nine months ended September 30, 2022 were adjusted to include zero and $31.1 million, respectively, of transaction-related charges, acquisition-related bridge financing costs and non-recurring expense related to the fair market value inventory step-up.

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
On July 10, 2023, we acquired TEXA Industries for approximately $34.8 million in cash, subject to customary purchase price adjustments. TEXA Industries is an Italian manufacturer of industrial cooling applications that we will market as part of the nVent HOFFMAN product line within our Enclosures segment. We acquired $5.2 million of debt with the TEXA Industries acquisition, which we repaid in full in the third quarter of 2023.

The excess purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $11.5 million, none of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $12.4 million of definite-lived customer relationships with an estimated useful life of 13 years. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation.

The pro forma impact of the TEXA Industries acquisition is not material.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

6.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2022	Acquisitions/ divestitures	Foreign currency translation/other	September 30, 2023
Enclosures	$414.4	$11.5	$(1.7)	$424.2
Electrical & Fastening Solutions	1,052.0	371.7	—	1,423.7
Thermal Management	711.7	—	0.2	711.9
Total goodwill	$2,178.1	$383.2	$(1.5)	$2,559.8
Identifiable intangible assets consisted of the following:

	September 30, 2023			December 31, 2022
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,680.2	$(576.5)	$1,103.7	$1,287.6	$(519.1)	$768.5
Proprietary technology and patents	63.3	(19.1)	44.2	39.7	(15.2)	24.5
Other finite-lived intangible assets	18.0	(2.9)	15.1	—	—	—
Total definite-life intangibles	1,761.5	(598.5)	1,163.0	1,327.3	(534.3)	793.0
Indefinite-life intangibles
Trade names	375.4	—	375.4	273.1	—	273.1
Total intangibles	$2,136.9	$(598.5)	$1,538.4	$1,600.4	$(534.3)	$1,066.1

Identifiable intangible asset amortization expense was $25.6 million and $17.6 million for the three months ended September 30, 2023 and 2022, respectively, and $64.5 million and $53.1 million for the nine months ended September 30, 2023 and 2022, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2023 and the next five years is as follows:

	Q4
In millions	2023	2024	2025	2026	2027	2028
Estimated amortization expense	$25.2	$96.6	$94.1	$94.1	$94.1	$89.8

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

7.Supplemental Balance Sheet Information

In millions	September 30, 2023	December 31, 2022
Inventories
Raw materials and supplies	$182.2	$112.9
Work-in-process	36.9	36.2
Finished goods	245.8	197.6
Total inventories	$464.9	$346.7
Other current assets
Contract assets	$44.2	$45.6
Prepaid expenses	62.5	44.9
Prepaid income taxes	19.8	4.1
Cross currency swap assets	—	14.5
Other current assets	4.3	3.4
Total other current assets	$130.8	$112.5
Property, plant and equipment, net
Land and land improvements	$42.5	$38.6
Buildings and leasehold improvements	205.5	180.5
Machinery and equipment	572.0	500.4
Construction in progress	35.4	34.7
Total property, plant and equipment	855.4	754.2
Accumulated depreciation and amortization	483.5	465.0
Total property, plant and equipment, net	$371.9	$289.2
Other non-current assets
Deferred compensation plan assets	$17.4	$16.7
Lease right-of-use assets	92.8	76.4
Deferred tax assets	17.1	16.3
Other non-current assets	28.4	30.2
Total other non-current assets	$155.7	$139.6
Other current liabilities
Dividends payable	$30.1	$30.4
Accrued rebates	77.0	98.4
Contract liabilities	18.7	22.7
Accrued taxes payable	28.1	34.5
Accrued interest	26.5	6.5
Current lease liabilities	22.8	17.7
Other current liabilities	68.1	62.9
Total other current liabilities	$271.3	$273.1
Other non-current liabilities
Income taxes payable	$28.2	$29.8
Deferred compensation plan liabilities	17.4	16.7
Non-current lease liabilities	75.2	63.7
Other non-current liabilities	18.8	14.5
Total other non-current liabilities	$139.6	$124.7

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

At September 30, 2023 and December 31, 2022, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $153.8 million and $145.7 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Income and Comprehensive Income was not material for any period presented.

Cross currency swaps
At September 30, 2023 and December 31, 2022, we had outstanding cross currency swap agreements with a combined notional amount of $249.9 million and $345.1 million, respectively. The agreements are accounted for as either cash flow hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. In 2023, a cash flow hedge instrument and a net investment hedge instrument each reached maturity, resulting in settlement amounts reflected as a component of financing and investing cash inflows in the amount of $4.5 million and $3.1 million, respectively. Upon maturity of the previous agreement, we entered into a new net investment hedge of certain Euro-denominated subsidiaries to manage exposure to fluctuations in the Euro-U.S. dollar exchange rate with a gross notional U.S. dollar equivalent amount of $66.1 million. In the third quarter of 2022, as a result of an early settlement of a cash flow hedge instrument, $10.0 million of cash flows has been reflected as a component of financing cash flows and $0.3 million of expense was recorded to Selling, general and administrative expense from Accumulated other comprehensive loss. We entered a cross currency swap with a gross notional U.S. dollar equivalent amount of $121.0 million to replace the terminated agreement, which we designated as a fair value hedge to offset foreign currency risk associated with intercompany debt. At September 30, 2023 and December 31, 2022, we had deferred foreign currency gains of $5.1 million and $18.9 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.

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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2023		December 31, 2022
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$573.8	$573.8	$288.8	$288.8
Fixed rate debt	1,300.0	1,182.2	800.0	717.7
Total debt	$1,873.8	$1,756.0	$1,088.8	$1,006.5

Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	September 30, 2023
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(6.0)	$—	$—	$(6.0)
Cross currency swap assets	—	9.2	—	—	9.2
Foreign currency contract liabilities	—	(1.2)	—	—	(1.2)
Foreign currency contract assets	—	1.1	—	—	1.1
Deferred compensation plan assets	11.9	—	—	5.5	17.4
Total recurring fair value measurements	$11.9	$3.1	$—	$5.5	$20.5

Recurring fair value measurements	December 31, 2022
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(4.8)	$—	$—	$(4.8)
Cross currency swap assets	—	22.4	—	—	22.4
Foreign currency contract liabilities	—	(1.5)	—	—	(1.5)
Foreign currency contract assets	—	0.5	—	—	0.5
Deferred compensation plan assets	11.8	—	—	4.9	16.7
Total recurring fair value measurements	$11.8	$16.6	$—	$4.9	$33.3

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

9.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at September 30, 2023	Maturity Year	September 30, 2023	December 31, 2022
Revolving credit facility	N/A	2026	$—	$—
2021 Term loan facility	6.673%	2026	277.5	288.8
2023 Term loan facility	7.049%	2028	296.3	—
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Senior notes - fixed rate	2.750%	2031	300.0	300.0
Senior notes - fixed rate	5.650%	2033	500.0	—
Unamortized debt issuance costs and discounts	N/A	N/A	(12.3)	(5.6)
Total debt			1,861.5	1,083.2
Less: Current maturities and short-term borrowings			(30.0)	(15.0)
Long-term debt			$1,831.5	$1,068.2
Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance” or "Subsidiary Issuer"), a 100-percent owned subsidiary of nVent, issued $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes").
In November 2021, nVent Finance issued $300.0 million aggregate principal amount of 2.750% senior notes due 2031 (the "2031 Notes").

In May 2023, to finance the acquisition of ECM Industries, nVent Finance issued $500.0 million aggregate principal amount of 5.650% Senior Notes due 2033 (the "2033 Notes" and, collectively with the 2028 Notes and the 2031 Notes, the "Notes").

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
Notes to condensed consolidated financial statements (unaudited)

Senior credit facilities
In September 2021, the Company and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $300.0 million senior unsecured term loan facility (the "2021 Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the 2021 Term Loan Facility, the "Senior Credit Facilities"). Borrowings under the 2021 Term Loan Facility were permitted on a delayed draw basis during the first year of the five-year term of the 2021 Term Loan Facility, and borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. In September 2022, nVent exercised the delayed draw provision of the 2021 Term Loan Facility, increasing the total borrowings under the 2021 Term Loan Facility by $200.0 million to $300.0 million. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. As of September 30, 2023, the borrowing capacity under the Revolving Credit Facility was $600.0 million.

Borrowings under the Senior Credit Facilities bear interest at a rate equal to an adjusted base rate, the Secured Overnight Financing Rate ("SOFR"), Euro Interbank Offer Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”), plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating.
In April 2023, nVent and nVent Finance entered into a loan agreement providing for another unsecured term loan facility of $300.0 million for five years (the "2023 Term Loan Facility"), which was used to fund the acquisition of ECM Industries. The 2023 Term Loan Facility bears interest at a rate equal to an adjusted base rate or adjusted term SOFR plus an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities and the 2023 Term Loan Facility, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions, which we elected in connection with the acquisition of ECM Industries in May 2023 for each of the next four fiscal quarters beginning in the second quarter of 2023) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities and the 2023 Term Loan Facility also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of September 30, 2023, we were in compliance with all financial covenants in our debt agreements.
Debt outstanding at September 30, 2023, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

	Q4
In millions	2023	2024	2025	2026	2027	2028	Thereafter	Total
Contractual debt obligation maturities	$7.5	$31.9	$37.5	$253.1	$22.5	$721.3	$800.0	$1,873.8

10.Income Taxes
The effective income tax rate for the nine months ended September 30, 2023 was 17.5% compared to 16.9% for the nine months ended September 30, 2022. The liability for uncertain tax positions was $13.9 million and $13.4 million at September 30, 2023 and December 31, 2022, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income, which is consistent with our past practices.

In the nine months ended September 30, 2023, we recorded a $4.3 million non-cash benefit related to the release of a valuation allowance on certain foreign deferred tax assets.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

11.Shareholders' Equity
Share repurchases
On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 and expires on July 22, 2024.
During the nine months ended September 30, 2023, we repurchased 0.3 million of our ordinary shares for $13.2 million under the 2021 Authorization. During the nine months ended September 30, 2022, we repurchased 0.1 million of our ordinary shares for $3.9 million under the 2021 Authorization. As of September 30, 2023 and December 31, 2022, outstanding share repurchases recorded in Other current liabilities were zero and $2.0 million, respectively.
As of September 30, 2023, we had $127.3 million available for share repurchases under the 2021 Authorization.
Dividends payable
On September 26, 2023, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on November 3, 2023, to shareholders of record at the close of business on October 20, 2023. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.1 million and $30.4 million at September 30, 2023 and December 31, 2022, respectively.

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
Financial information by reportable segment is as follows:

	Three months ended		Nine months ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net sales
Enclosures	$412.7	$387.7	$1,203.7	$1,127.9
Electrical & Fastening Solutions	302.3	209.2	774.7	597.7
Thermal Management	143.8	148.3	424.0	441.8
Total	$858.8	$745.2	$2,402.4	$2,167.4
Segment income (loss)
Enclosures	$89.4	$71.9	$261.9	$183.7
Electrical & Fastening Solutions	97.6	60.8	245.4	166.7
Thermal Management	34.8	35.9	94.3	96.6
Other	(19.8)	(24.6)	(70.3)	(67.6)
Total	$202.0	$144.0	$531.3	$379.4

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

The following table presents a reconciliation of segment income to income before income taxes:

	Three months ended		Nine months ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Segment income	$202.0	$144.0	$531.3	$379.4
Intangible amortization	(25.6)	(17.6)	(64.5)	(53.1)
Restructuring and other	(5.4)	(5.9)	(11.9)	(10.2)
Acquisition transaction and integration costs	(3.0)	—	(10.2)	(0.8)
Inventory step-up amortization	(11.8)	—	(17.7)	—
Net interest expense	(25.5)	(8.1)	(55.0)	(22.8)
Gain on sale of investment	—	—	10.2	—
Other expense	(1.4)	(0.5)	(3.7)	(2.3)
Income before income taxes	$129.3	$111.9	$378.5	$290.2

13.Share-Based Compensation
Total share-based compensation expense for the three and nine months ended September 30, 2023 and 2022, was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Restricted stock units	$3.0	$2.5	$8.4	$7.4
Performance share units	1.9	2.3	5.7	7.3
Stock options	1.2	1.1	3.4	3.1
Total	$6.1	$5.9	$17.5	$17.8

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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of September 30, 2023 and December 31, 2022 was not material.
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
As of September 30, 2023 and December 31, 2022, the outstanding value of bonds, letters of credit and bank guarantees totaled $39.5 million and $38.0 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "forecasts," "should," "would," "could," "positioned," "strategy," "future," "are confident," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These factors include our ability to integrate ECM Industries and other recent acquisitions successfully; our ability to retain customers and employees of the acquired businesses; adverse effects on our business operations or financial results, including due to the overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions; competition and pricing pressures in the markets we serve, including the impacts of tariffs; volatility in currency exchange rates, interest rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; inability to mitigate material and other cost inflation; risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging and transportation; increased risks associated with operating foreign businesses, including risks associated with the conflict between Russia and Ukraine and related sanctions; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and ITEM 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across three segments: Enclosures, Electrical & Fastening Solutions and Thermal Management, which represented approximately 50%, 32% and 18% of total revenues during the first nine months of 2023, respectively.

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

On July 10, 2023, we acquired TEXA Industries for approximately $34.8 million in cash, subject to customary purchase price adjustments. TEXA Industries is an Italian manufacturer of industrial cooling applications that we will market as part of the nVent HOFFMAN product line within our Enclosures segment.

Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2022 and the first nine months of 2023 and will likely impact our results in the future:
•During 2022, we experienced inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times due to availability constraints and high demand. During the first three quarters of 2023, supply chain challenges moderated, but we continued to experience inflationary increases, primarily related to labor costs. While we have taken pricing actions and we have implemented and plan to continue to implement productivity improvements that could help offset these cost increases, we expect inflationary cost increases to continue in 2023, which could negatively impact our results of operations.
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
•Integrating recent acquisitions with our existing operations;
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2023 and 2022 were as follows:

	Three months ended
In millions	September 30, 2023	September 30, 2022	$ change	% / point change
Net sales	$858.8	$745.2	$113.6	15.2%
Cost of goods sold	505.6	455.2	50.4	11.1%
Gross profit	353.2	290.0	63.2	21.8%
% of net sales	41.1%	38.9%		2.2	pts

Selling, general and administrative	178.7	154.8	23.9	15.4%
% of net sales	20.8%	20.8%		—	pts
Research and development	18.3	14.7	3.6	24.5%
% of net sales	2.1%	2.0%		0.1	pts

Operating income	156.2	120.5	35.7	29.6%
% of net sales	18.2%	16.2%		2.0	pts

Net interest expense	25.5	8.1	17.4	N.M.
Other expense	1.4	0.5	0.9	N.M.

Income before income taxes	129.3	111.9	17.4	15.5%
Provision for income taxes	23.8	18.5	5.3	28.6%
Effective tax rate	18.4%	16.5%		1.9	pts

Net income	105.5	93.4	12.1	13.0%
N.M. - Not Meaningful

The consolidated results of operations for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine months ended
In millions	September 30, 2023	September 30, 2022	$ change	% / point change
Net sales	$2,402.4	$2,167.4	$235.0	10.8%
Cost of goods sold	1,414.1	1,362.3	51.8	3.8%
Gross profit	988.3	805.1	183.2	22.8%
% of net sales	41.1%	37.1%		4.0	pts

Selling, general and administrative	508.8	445.3	63.5	14.3%
% of net sales	21.2%	20.5%		0.7	pts
Research and development	52.5	44.5	8.0	18.0%
% of net sales	2.2%	2.1%		0.1	pts

Operating income	427.0	315.3	111.7	35.4%
% of net sales	17.8%	14.5%		3.3	pts

Net interest expense	55.0	22.8	32.2	N.M.
Gain on sale of investment	(10.2)	—	(10.2)	N.M.
Other expense	3.7	2.3	1.4	N.M.

Income before income taxes	378.5	290.2	88.3	30.4%
Provision for income taxes	66.3	49.1	17.2	35.0%
Effective tax rate	17.5%	16.9%		0.6	pts

Net income	312.2	241.1	71.1	29.5%
N.M. - Not Meaningful

Net sales
The components of the change in consolidated net sales from the prior period were as follows:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
	over the prior year period	over the prior year period
Volume	(3.4%)	(1.6%)
Price	3.6	5.7
Organic growth	0.2	4.1
Acquisition	14.0	7.1
Currency	1.0	(0.4)
Total	15.2%	10.8%
The 15.2 percentage point increase in net sales in the third quarter of 2023 from 2022 was primarily the result of:
•sales of $104.3 million in the third quarter of 2023 as a result of the ECM Industries and TEXA Industries acquisitions; and
•favorable foreign currency effects.
The 10.8 percentage point increase in net sales in the first nine months of 2023 from 2022 was primarily the result of:
•sales of $154.0 million in the first nine months of 2023 as a result of the ECM Industries and TEXA Industries acquisitions; and

•organic sales growth contribution of approximately 2.0% and 1.5% from our infrastructure and industrial businesses, respectively, in the first nine months of 2023 from 2022, which primarily relates to selective increases in selling prices.
Gross profit
The 2.2 and 4.0 percentage point increases in gross profit as a percentage of net sales in the third quarter and first nine months of 2023 from 2022, respectively, were primarily the result of:
•increases in selling prices to mitigate inflationary cost increases; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.
These increases were partially offset by:
•inflationary increases, primarily related to labor costs, compared to 2022; and
•$11.8 million and $17.7 million of expense related to inventory step-up recorded in the third quarter and first nine months of 2023, respectively, as a result of the ECM Industries acquisition.
Selling, general and administrative ("SG&A")
The flat and 0.7 percentage point increase in SG&A expense as a percentage of net sales in the third quarter and first nine months of 2023 from 2022, respectively, were primarily the result of:
•inflationary increases impacting our labor costs, professional fees and other administrative costs;
•restructuring and acquisition transaction and integration costs of $8.4 million and $22.1 million in the third quarter and first nine months of 2023, respectively, compared to $5.9 million and $11.0 million in the third quarter and first nine months of 2022, respectively; and
•investments in digital, selling and marketing to drive growth.
These changes were offset in the third quarter of 2023 from 2022 and partially offset in the first nine months of 2023 from 2022 by:
•savings generated from restructuring and other lean initiatives.
Net interest expense
The increases in net interest expense in the third quarter and first nine months of 2023 from 2022 were the result of:
•increased debt due to the acquisition of ECM Industries;
•increased variable interest rates compared to the same periods of the prior year; and
•the amortization of debt issuance costs of $3.6 million during the first nine months of 2023 related to financing commitments for the bridge loan facility established in connection with the acquisition of ECM Industries.
Gain on sale of investment
In the first nine months of 2023, we recorded a $10.2 million gain related to the sale of a $3.8 million equity investment recorded on a cost basis, of which the cash proceeds were received in the third quarter.
Provision for income taxes
The 1.9 and 0.6 percentage point increases in the effective tax rate in the third quarter and first nine months of 2023 from 2022, respectively, were primarily the result of:
•increased earnings in higher tax rate jurisdictions.
The increase in the first nine months of 2023 from 2022 was partially offset by:
•a $4.3 million non-cash benefit related to the release of a valuation allowance on certain foreign deferred tax assets recorded in the first nine months of 2023.

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

Enclosures
The net sales, segment income and segment income as a percentage of net sales for Enclosures were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2023	September 30, 2022	% / point change		September 30, 2023	September 30, 2022	% / point change
Net sales	$412.7	$387.7	6.4%		$1,203.7	$1,127.9	6.7%
Segment income	89.4	71.9	24.3%		261.9	183.7	42.6%
% of net sales	21.7%	18.5%	3.2	pts	21.8%	16.3%	5.5	pts
Net sales
The components of the change in Enclosures net sales from the prior period were as follows:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
	over the prior year period	over the prior year period
Volume	(0.7%)	0.7%
Price	4.4	5.7
Organic growth	3.7	6.4
Acquisition	1.5	0.5
Currency	1.2	(0.2)
Total	6.4%	6.7%
The 6.4 and 6.7 percentage point increases in Enclosures net sales in the third quarter and first nine months of 2023 from 2022, respectively, were primarily the result of:
•organic sales growth contribution of approximately 1.0% and 3.0% from our industrial business in the third quarter and first nine months of 2023 from 2022, respectively, approximately 1.0% and 2.0% from our infrastructure business in the third quarter and first nine months of 2023 from 2022, respectively, and approximately 2.0% and 1.0% from our commercial & residential business in the third quarter and first nine months of 2023 from 2022, respectively, which includes increases in selling prices.
The increase for the third quarter of 2023 from 2022 was also the result of:
•sales of $5.9 million in the third quarter of 2023 as a result of the TEXA Industries acquisition; and
•favorable foreign currency effects.
Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2023		Nine months ended September 30, 2023
	over the prior year period		over the prior year period
Growth/acquisition	(1.2	pts)	0.1	pts
Price	3.4		4.5
Currency	(0.5)		(0.3)
Net productivity	1.5		1.2
Total	3.2	pts	5.5	pts

The 3.2 and 5.5 percentage point increases in segment income for Enclosures as a percentage of net sales in the third quarter and first nine months of 2023 from 2022, respectively, were primarily the result of:
•increases in selling prices to mitigate inflationary cost increases; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.
These increases were partially offset by:
•inflationary increases, primarily related to labor costs, compared to 2022.
Electrical & Fastening Solutions
The net sales, segment income and segment income as a percentage of net sales for Electrical & Fastening Solutions were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2023	September 30, 2022	% / point change		September 30, 2023	September 30, 2022	% / point change
Net sales	$302.3	$209.2	44.5%		$774.7	$597.7	29.6%
Segment income	97.6	60.8	60.6%		245.4	166.7	47.2%
% of net sales	32.3%	29.1%	3.2	pts	31.7%	27.9%	3.8	pts
Net sales
The components of the change in Electrical & Fastening Solutions net sales from the prior period were as follows:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
	over the prior year period	over the prior year period
Volume	(6.4%)	(2.4%)
Price	2.7	7.2
Organic growth	(3.7)	4.8
Acquisition	47.0	24.8
Currency	1.2	—
Total	44.5%	29.6%
The 44.5 percentage point increase in Electrical & Fastening Solutions net sales in the third quarter of 2023 from 2022 was primarily the result of:
•sales of $98.4 million in the third quarter of 2023 as a result of the ECM Industries acquisition; and
•favorable foreign currency effects.
This increase was partially offset by:
•organic sales decline of approximately 3.5% from our infrastructure business in the third quarter of 2023 from 2022, partially offset by selective increases in selling prices.
The 29.6 percentage point increase in Electrical & Fastening Solutions net sales in the first nine months of 2023 from 2022 was primarily the result of:
•sales of $148.1 million in first nine months of 2023 as a result of the ECM Industries acquisition; and
•organic sales growth contribution of approximately 2.5% and 2.0% from our infrastructure and commercial & residential businesses, respectively, in the first nine months of 2023 from 2022, which includes selective increases in selling prices.

Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2023		Nine months ended September 30, 2023
	over the prior year period		over the prior year period
Growth/acquisition	1.2	pts	0.9	pts
Price	1.9		4.9
Net productivity	0.1		(2.0)
Total	3.2	pts	3.8	pts
The 3.2 and 3.8 percentage point increases in segment income for Electrical & Fastening Solutions as a percentage of net sales in the third quarter and first nine months of 2023 from 2022, respectively, were primarily the result of:
•increases in selling prices to mitigate inflationary cost increases;
•increased productivity as a result of supply chain management and manufacturing efficiencies; and
•the impact of favorable product mix.
These increases were partially offset by:
•inflationary increases, primarily related to labor costs, compared to 2022;
•lower sales volume resulting in decreased leverage on fixed expenses; and
•investments in digital, selling and marketing to drive growth.
Thermal Management
The net sales, segment income and segment income as a percentage of net sales for Thermal Management were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2023	September 30, 2022	% / point change		September 30, 2023	September 30, 2022	% / point change
Net sales	$143.8	$148.3	(3.0%)		$424.0	$441.8	(4.0%)
Segment income	34.8	35.9	(3.1%)		94.3	96.6	(2.4%)
% of net sales	24.2%	24.2%	—	pts	22.2%	21.9%	0.3	pts
Net sales
The components of the change in Thermal Management net sales from the prior period were as follows:

	Three months ended September 30, 2023	Nine months ended September 30, 2023
	over the prior year period	over the prior year period
Volume	(6.1%)	(6.5%)
Price	2.7	3.6
Organic growth	(3.4)	(2.9)
Currency	0.4	(1.1)
Total	(3.0%)	(4.0%)
The 3.0 percentage point decrease in Thermal Management net sales in the third quarter of 2023 from 2022 was primarily the result of:
•organic sales decline of approximately 3.5% from our commercial & residential business in the third quarter of 2023 from 2022, partially offset by selective increases in selling prices.
This decrease was partially offset by:
•organic sales growth contribution of approximately 1.0% from our energy business in the third quarter of 2023 from 2022, which includes selective increases in selling prices.

The 4.0 percentage point decrease in Thermal Management net sales in the first nine months of 2023 from 2022 was primarily the result of:
•organic sales decline of approximately 3.0% and 1.5% from our commercial & residential and industrial businesses, respectively, in the first nine months of 2023 from 2022, partially offset by selective increases in selling prices; and
•unfavorable foreign currency effects.
This decrease was partially offset by:
•organic sales growth contribution of approximately 1.5% from our energy business in the first nine months of 2023 from 2022, which includes selective increases in selling prices.
Segment income
The components of the change in Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2023		Nine months ended September 30, 2023
	over the prior year period		over the prior year period
Growth	(2.0	pts)	(2.1	pts)
Price	2.0		2.7
Net productivity	—		(0.3)
Total	—	pts	0.3	pts
The flat and 0.3 percentage point increase in segment income for Thermal Management as a percentage of net sales in the third quarter and first nine months of 2023 from 2022, respectively, were primarily the result of:
•increases in selling prices to mitigate inflationary cost increases.
These changes were offset in the third quarter of 2023 from 2022 and partially offset in the first nine months of 2023 from 2022 by:
•inflationary increases, primarily related to labor costs, compared to 2022; and
•lower sales volume resulting in decreased leverage on fixed expenses.
LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of September 30, 2023, we had $113.3 million of cash on hand, of which $31.5 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere and increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities was $291.6 million in the first nine months of 2023, compared to net cash provided by operating activities of $199.8 million in the first nine months of 2022. Net cash provided by operating activities in the first nine months of 2023 primarily reflects net income of $409.1 million, net of non-cash depreciation, amortization and changes in deferred taxes, partially offset by a $124.4 million increase in working capital.
Investing activities
Net cash used for investing activities of $1,144.1 million in the first nine months of 2023 relates primarily to cash paid for the ECM Industries and TEXA Industries acquisitions of $1,119.7 million, net of cash acquired, and capital expenditures of $48.9 million.

Net cash used for investing activities of $37.4 million in the first nine months of 2022 relates primarily to capital expenditures of $30.8 million.
Financing activities
Net cash provided by financing activities of $672.1 million in the first nine months of 2023 relates primarily to proceeds from long-term debt of $800.0 million, offset by dividends paid of $87.6 million, repayments of long-term debt of $20.0 million and share repurchases of $15.2 million.
Net cash provided by financing activities of $1.2 million in the first nine months of 2022 primarily relates to proceeds from long-term debt of $200.0 million, offset by net payments of revolving credit facility of $106.7 million and dividends paid of $87.7 million.
Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance” or "Subsidiary Issuer"), a 100-percent owned subsidiary of nVent, issued $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes").
In November 2021, nVent Finance issued $300.0 million aggregate principal amount of 2.750% senior notes due 2031 (the "2031 Notes").

In May 2023, to finance the acquisition of ECM Industries, nVent Finance issued $500.0 million aggregate principal amount of 5.650% Senior Notes due 2033 (the "2033 Notes" and, collectively with the 2028 Notes and the 2031 Notes, the "Notes").

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

Senior credit facilities
In September 2021, the Company and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $300.0 million senior unsecured term loan facility (the "2021 Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the 2021 Term Loan Facility, the "Senior Credit Facilities"). Borrowings under the 2021 Term Loan Facility were permitted on a delayed draw basis during the first year of the five-year term of the 2021 Term Loan Facility, and borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. In September 2022, nVent exercised the delayed draw provision of the 2021 Term Loan Facility, increasing the total borrowings under the 2021 Term Loan Facility by $200.0 million to $300.0 million. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. As of September 30, 2023, the borrowing capacity under the Revolving Credit Facility was $600.0 million.

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

In April 2023, nVent and nVent Finance entered into a loan agreement providing for another unsecured term loan facility of $300.0 million for five years (the "2023 Term Loan Facility"), which was used to fund the acquisition of ECM Industries. The 2023 Term Loan Facility bears interest at a rate equal to an adjusted base rate or adjusted term SOFR plus an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating.

Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities and the 2023 Term Loan Facility, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions, which we elected in connection with the acquisition of ECM Industries in May 2023 for each of the next four fiscal quarters beginning in the second quarter of 2023) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities and the 2023 Term Loan Facility also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of September 30, 2023, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.

Share repurchases
On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 and expires on July 22, 2024.
During the nine months ended September 30, 2023, we repurchased 0.3 million of our ordinary shares for $13.2 million under the 2021 Authorization. During the nine months ended September 30, 2022, we repurchased 0.1 million of our ordinary shares for $3.9 million under the 2021 Authorization. As of September 30, 2023 and December 31, 2022, outstanding share repurchases recorded in Other current liabilities were zero and $2.0 million, respectively.
As of September 30, 2023, we had $127.3 million available for share repurchases under the 2021 Authorization.
Dividends
During the nine months ended September 30, 2023, we paid dividends of $87.6 million, or $0.525 per ordinary share. During the nine months ended September 30, 2022, we paid dividends of $87.7 million, or $0.525 per ordinary share.
On September 26, 2023, the Board of Directors declared a quarterly cash dividend of $0.175 per ordinary share payable on November 3, 2023, to shareholders of record at the close of business on October 20, 2023. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $30.1 million and $30.4 million at September 30, 2023 and December 31, 2022, respectively.

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

	Nine months ended
In millions	September 30, 2023	September 30, 2022
Net cash provided by (used for) operating activities	$291.6	$199.8
Capital expenditures	(48.9)	(30.8)
Proceeds from sale of property and equipment	7.3	2.0
Free cash flow	$250.0	$171.0

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2023. For additional information, refer to our 2022 Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2023 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
During the nine months ended September 30, 2023, we completed the acquisition of ECM Industries. As part of our ongoing integration activities associated with the ECM Industries acquisition, we are reviewing the internal controls and procedures of ECM Industries and working to augment our company-wide controls to reflect the risks inherent in the acquisition. There were no other changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2023, we had $1.9 billion of total debt on a consolidated basis. Our indebtedness increased materially in connection with the ECM Industries acquisition. We funded the ECM Industries acquisition with borrowings under the 2023 Term Loan Facility and net proceeds from the issuance of the 2033 Notes, together with cash on hand and borrowings under our revolving credit facility, for an aggregate amount of approximately $900.0 million of new indebtedness in connection with the ECM Industries acquisition. We and our subsidiaries may incur additional indebtedness in the future and, subject to limitations on the amount of secured indebtedness we may incur without securing the notes and other outstanding debt securities, the indenture that will govern the notes will not restrict us from incurring indebtedness in the future. This increase and any future increases in our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2023:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 29, 2023	2,538	$53.88	—	$127,333,026
July 30 - August 26, 2023	3,069	54.67	—	127,333,026
August 27 - September 30, 2023	945	55.57	—	127,333,026
Total	6,552		—
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
(d)On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 and expires on July 22, 2024. As of September 30, 2023, we had $127.3 million available for share repurchases under the 2021 Authorization.

ITEM 5.     OTHER INFORMATION
(c)
During the third quarter of 2023, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.

Exhibit Index to Form 10-Q for the Period Ended September 30, 2023

10.1	Description of nVent Electric plc Management Incentive Plan.

10.2	nVent Management Company Severance Plan for Executives effective March 1, 2019, as amended and restated effective September 18, 2023.

22	Guarantors and Subsidiary Issuers of Guaranteed Securities. (incorporated by reference to Exhibit 22 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 28, 2023 (File No. 001-38265)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2023 and 2022, and (v) Notes to Condensed Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2023.

nVent Electric plc
Registrant

By	/s/ Sara E. Zawoyski
Sara E. Zawoyski
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President, Chief Accounting Officer and Treasurer