Form 10-K
period 2023-12-31
nVent Electric plc
filed 2024-02-20
CIK 1720635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer, " "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $51.67 per share as reported on the New York Stock Exchange on June 30, 2023 (the last business day of Registrant's most recently completed second quarter): $8,452,601,074.
The number of shares outstanding of Registrant's only class of common stock on December 31, 2023 was 165,069,204.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its annual general meeting to be held on May 17, 2024, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

nVent Electric plc
Annual Report on Form 10-K
For the Year Ended December 31, 2023

PART I
ITEM 1.    BUSINESS
COMPANY OVERVIEW
nVent Electric plc is a leading global provider of electrical connection and protection solutions. We believe safer systems ensure a more secure world. We connect and protect with inventive electrical solutions. We design, manufacture, market, install and service high performance products and solutions that are helping to build a more sustainable and electrified world. We have a comprehensive portfolio of enclosures, electrical fastening solutions and thermal management solutions, and we are recognized globally for quality, reliability and innovation.
Our broad range of products and solutions support industrial, commercial and residential, infrastructure, and energy applications around the world. Our solutions help our customers improve energy efficiency, ensure resiliency and protection, increase customer productivity, design for extended lifespan and serviceability, enhance safety and contribute to more sustainable operations.
Our portfolio of premier, industry-leading brands, some of which have a history spanning over 100 years, includes nVent CADDY, ERICO, GARDNER BENDER, HOFFMAN, ILSCO, RAYCHEM, SCHROFF and TRACER.
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
Since the separation, our business strategy has included acquisitions and making investments that complement our existing business. In 2023, as part of our Electrical & Fastening Solutions reporting segment, we completed the acquisition of ECM Investors, LLC, the parent of ECM Industries, LLC ("ECM Industries"), for approximately $1.1 billion in cash, subject to customary adjustments. ECM Industries is a leading provider of high-value electrical connectors, tools and test instruments and cable management.
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
BUSINESS AND PRODUCTS
At nVent, we operate across three segments: Enclosures, Electrical & Fastening Solutions and Thermal Management. Our products and solutions are used in a wide range of verticals, including, Industrial, Commercial & Residential, Infrastructure and Energy. The following is a brief description of each of the Company's reportable segments and business activities.
Enclosures
Our Enclosures business provides innovative solutions to help protect electronics and data in mission critical applications, including data solutions, that improve reliability and energy efficiency.
We are an enclosures leader in the U.S. and globally. We believe that trends like industrial automation, sustainability and digitalization, including increased use of artificial intelligence, are helping to drive the need for our products. Our standard and custom protective enclosures, cooling solutions and power distribution solutions help manage power and protect operating environments for mission critical applications.
Our solutions help make systems more resilient, helping avoid downtime. We sell globally but serve locally with local manufacturing and regional supply chains. We offer digital and automation solutions, easy system integrations and global service. Our solutions are deployed by panel builders, original equipment manufacturers and directly by other end users across key verticals, including large cloud service providers.
Our Enclosures brands include nVent HOFFMAN and SCHROFF.
Electrical & Fastening Solutions
Our Electrical & Fastening Solutions business provides innovative solutions that connect and protect in power and data infrastructure. Our offerings enhance end-user safety, reduce installation time and provide resiliency for critical systems.
We are a leading global electrical and fastening solutions provider known for industry expertise and innovation. Our power connections, fastening solutions, cable management solutions, grounding and bonding systems, tools and test instruments help provide efficiencies to contractors and provide resiliency for critical systems.
We have deep application expertise across our products and verticals we serve. Our products and solutions are primarily used by contractors, electrical utilities, electricians, lightening protection installers and panel builders.
Our Electrical & Fastening Solutions brands include nVent CADDY, ERICO, GARDNER BENDER and ILSCO.
Thermal Management
Our Thermal Management business provides mission critical heat management solutions that protect people and assets and enhance process efficiency and performance. Our offerings help ensure critical safety, maximize uptime and deliver lower total cost of ownership.
We are a global leader in thermal management solutions with a large installed base. For industrial and energy, our products and solutions include heat tracing for freeze protection and process temperature maintenance and temperature control. For commercial, residential and infrastructure, we provide products such as pipe freeze protection, surface deicing, hot water temperature maintenance, floor heating, fire rated wiring and leak detection.
We offer services and advanced engineering tools to complement our solutions, and our design and after-sales services help to extend the lifespan of our products. These services include auditing heat trace systems, connected controls, remote monitoring and annual service programs. Our products and solutions are primarily deployed by building owners, facility managers, operators and other end users across key verticals.
Our Thermal Management brands include nVent RAYCHEM and TRACER.

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
Our success depends on a variety of factors, including technical expertise, reputation for quality and reliability, timeliness of delivery, new product innovation, previous installation history, contractual terms and price. As many of our products sell through electrical distributors, contractors and original equipment manufacturers, our success also depends on building and partnering with a strong channel and distribution network.
Seasonality
We generally experience increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere and increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere.
Backlog of Orders by Segment

	December 31
In millions	2023	2022	$ change	% change
Enclosures	$373.1	$361.9	$11.2	3.1%
Electrical & Fastening Solutions	89.7	78.7	11.0	14.0
Thermal Management	176.3	166.7	9.6	5.8
Total	$639.1	$607.3	$31.8	5.2%
A substantial portion of our revenues result from orders received and products delivered in the same month. Our backlog typically has a short manufacturing cycle and products generally ship within 90 days of the date on which a customer places an order. However, a portion of our backlog, particularly from orders for major capital projects, can take more than one year depending on the size and type of order. We record as part of our backlog all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. We expect the majority of our backlog at December 31, 2023 will be shipped in 2024.
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
HUMAN CAPITAL MATTERS
As of December 31, 2023, we employed approximately 11,300 people worldwide, of which approximately 35% are located in the U.S. Outside the U.S., we have employees in certain countries that are represented by an employee representative organization, such as a union, works council or employee association.
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
Our leaders actively support and encourage employee development and engagement, including through our CEO Inclusion Council and our Inclusion & Diversity Advisory Council. These councils promote inclusion across all dimensions of diversity.
We currently have nine Employee Resource Groups (“ERGs”) designed to create opportunities for development while assisting in meeting business objectives. All ERGs are employee-led and employee-driven and open to all nVent employees. They provide a support system to foster awareness, inclusion and respect. In 2023, our ERG membership grew to over 1,600 members.
All executive officers manage diversity action plans for their respective business segments and functions. These action plans are aligned with our public-facing goals and highlight focused efforts on improving human capital metrics, engagement, and awareness of inclusion and diversity initiatives.
The following sets forth information regarding the diversity of our workforce as of December 31, 2023, excluding businesses we acquired in 2023 and direct field labor employees, representing workers with contractual agreements for short-term labor:

	Percent of executive leadership (1)	Percent of management	Percent of all other employees
Racially diverse (2)	14%	21%	44%
Women (3)	38%	27%	26%
(1)    Our executive leadership is defined as the Chief Executive Officer and the direct reports of the Chief Executive Officer that are officers of nVent.
(2)    Data for U.S. employee population only.
(3)    Global data.
Our Supplier Diversity Program promotes engagement, growth and innovation through diverse business relationships. We have trained our supply teams on the importance of supplier diversity and providing them the tools to seek and include diverse suppliers in our competitive sourcing.
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
As part of this commitment to our people, we conduct pay parity reviews of our compensation. The goal of these reviews is to ensure internal pay alignment and equitable treatment for employees, as well as providing competitive and performance-based pay.

Environmental, Social and Governance ("ESG") Scorecard
A portion of our annual incentive compensation plan for management employees consists of an ESG Scorecard that is intended to align with our ESG goals reported in our 2022 ESG Report. The scorecard focuses on five quantitative metrics to help drive year-over-year improvement in the following categories:
•Inclusion Index score from our employee engagement survey and two employee pulse surveys
•Diverse candidate slates
•Global gender representation for our professional and management populations
•U.S. racial representation for our professional and management populations
•Reduction in Scope 1 and Scope 2 CO2 emissions
Additional details on our ESG Scorecard will be provided in our annual Proxy Statement for our 2024 annual general meeting of shareholders.
Employee Engagement and Development
We believe it is important to hear from our employees to learn about what we are doing well and where we can become stronger. In 2023, we invited all employees (including employees from our two acquisitions in 2023, ECM Industries and TEXA Industries) to participate in our fourth full Employee Engagement Survey. Our participation rate was 81%, exceeding the benchmark by six points, and we received comments from 39% of respondents. We have achieved a six point increase in our employee engagement score since our first survey in 2018.
All of our people leaders were required to share survey results with their teams and develop action plans to address specific areas of improvement. In addition, throughout 2023, we conducted two pulse surveys with questions focused on our Inclusion Index and employee satisfaction. Results from each of the pulse surveys were shared with people leaders, who were encouraged to discuss results and potential improvement areas with their teams. As part of our annual goal planning process, all of our people leaders were assigned a people leader goal focused on engaging and developing their employees. Action items in the people leader goal included: completing all performance processes including goal setting, mid-year, and annual reviews; creating an action plan from the 2023 employee engagement survey results; focusing on our safety-first approach; ensuring new employees complete nVent culture training; driving diverse slates within the interviewing process; and helping to ensure the completion all ethics and compliance trainings.
We are also focused on the well-being of our employees. Well-being was identified as an area of focus following our 2022 Employee Engagement Survey. Since then, we have introduced a number of programs to support and enhance employee well-being including:
•Employee Assistance Programs ("EAPs") in all of our global locations. Our EAPs provides free, confidential resources worldwide to employees or their household family members who may be experiencing personal difficulties and need help navigating through them.
•Employee Relief Fund, providing opportunities for employees to support each other during difficult times. The fund provides financial assistance to eligible employees worldwide who experience an unforeseen disaster or hardship and allows all nVent employees to support their coworkers through donations to the fund. The fund operates through donations from nVent and individual employees. Employee donations are eligible for matching through our nVent in Action program.
•Caregiving Program in the U.S., providing back-up care for children, elders and pets along with a paid caregiver leave for immediate family member care.
•Musculoskeletal Support Program, in the U.S. offering personalized physical therapy from prevention to pre- and post-surgery support.
We continued our efforts to develop our people throughout 2023. We offered senior level employees the opportunity to participate in McKinsey’s Connected Leadership Academies; our mid-career managers the ability to participate in the Management Accelerator programs; and our early career, individual contributors the opportunity to participate in Leadership Essentials. We focus on developing our employees through Continuous Conversation development discussions between employees and people leaders. We provide development opportunities for employees to learn through interactions with other leaders in our enterprise-wide and senior level mentorship programs. We also offer a rotational program for early career hires to grow in their careers. We continue to grow our employees in their capabilities to lead through change and transition. Lastly, we are continuing to digitalize and standardize our performance process for our global hourly production employees so that our leaders continue to regularly engage with their employees to discuss performance, development and career aspirations.

Code of Conduct Training
We launched a web version of our Code of Conduct in December 2023 for employees on our intranet site. This interactive version includes videos and animations to make it easier for employees to access resources and navigate the Code of Conduct. In 2023, our Code of Conduct training was offered in 12 different languages to employees in 35 countries. Topics included Sexual Harassment, Bribery, Cybersecurity, Modern Slavery and a module on Ethical Leadership tailored for people leaders. In 2023, 100% of professional employees completed the training. Additionally, we launched role-based training in the areas of Bribery, Kickbacks, Gifts & Hospitality, Conflicts of Interest, Data Privacy and Cybersecurity. In 2023, we trained 90% of our offline, factory team members globally on our Code of Conduct.
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
Workplace Health and Safety
The safety and well-being of our employees is our top priority. We are committed to maintaining a healthy and safe work environment and preventing workplace injuries. We utilize a safety model based on three pillars: management commitment, controlled hazards and employee engagement.
We monitor and track health and safety data, including employee injuries, environmental releases and regulatory inspections. Additionally, we assess the Environmental, Health and Safety ("EHS") maturity of our locations by measuring progress against nVent's EHS Lean Assessment and Standards and region-specific regulatory compliance evaluations, as well as nVent's employee driven risk notification program. Results are reviewed monthly to reduce recordable injury rates and to drive improvement within our EHS programs. Globally, we have adopted guidelines from the Occupational Safety and Health Administration (“OSHA”) in the United States to determine recordable injuries.
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
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial, commercial and residential, infrastructure and energy markets. We expect to experience fluctuations in revenues and results of operations due to economic and business cycles. Important factors for our business and the businesses of our customers include the overall strength of the global economy and our customers’ confidence in the economy, industrial and governmental capital spending, the strength of commercial and residential and infrastructure markets, unemployment rates, availability of commercial financing, interest rates, inflation rates, and energy and commodity prices. Recessions, economic downturns, inflation, slowing economic growth and social and political instability in the industries and/or markets where we compete could negatively affect our revenues and financial performance in future periods, result in future restructuring charges, and adversely impact our ability to grow or sustain our business. Macroeconomic and political instability caused by global supply chain disruptions, inflation and the strengthening of the U.S. dollar could adversely impact our results of operations. In addition, military conflicts and their impact on economies may adversely impact our results of operations. The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. In addition, demand for a portion of our products and services depends upon the level of capital expenditure by companies in the energy industry, which depends, in part, on prices of oil and gas, which are volatile and declines in such prices may result in suspensions or delays in large capital projects within the energy sector. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We compete in attractive markets with a high level of competition, which may result in pressure on our profit margins and limit our ability to maintain or increase the market share of our products.
The markets for our products and services are geographically diverse and highly competitive. We compete against large and well-established national and global companies, as well as regional and local companies and lower-cost manufacturers. Competition may also result from new entrants into the markets we serve offering products and/or services that compete with ours. We compete based on technical expertise, reputation for quality and reliability, timeliness of delivery, previous installation history, contractual terms and price. Some of our competitors attempt to compete based primarily on price, localized expertise and local relationships. In addition, economic downturns could adversely affect pricing as market participants compete more aggressively on price. If we are unable to continue to differentiate our products, services and solutions, or if our pricing is adversely impacted or we incur additional costs to remain competitive, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
During 2023 and 2022, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. In order to align our resources with our growth strategies, operate more efficiently and control costs, we may periodically announce future restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. As these plans and actions are complex, we may not be able to achieve the operating efficiencies to reduce costs or realize benefits that were anticipated in connection with these initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may experience material cost and other inflation.
In 2023 and 2022, we experienced inflationary increases of raw materials, logistics and labor costs due to availability constraints and high demand. We strive for productivity improvements and implement increases in selling prices to help mitigate cost increases in raw materials, freight, energy, wage and other costs such as pension, health care and insurance. We continue to implement operational initiatives in order to mitigate the impact of this inflation and continuously reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to increase prices, generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flows.
A disruption in the availability, price or quality of products or materials that we manufacture and source from various countries throughout the world could have a material adverse effect on our results of operations.
Our business is subject to risks associated with global manufacturing and sourcing. We use a variety of raw materials in the production of our products including steel, electronic components, plastics, copper and paints. We also purchase certain electrical and packaging materials from a number of suppliers. During 2022, we experienced inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times due to availability constraints and high demand. During 2023, supply chain challenges moderated, but we continued to experience inflationary increases, primarily related to labor costs. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations. Significant shortages in the availability of these materials or price increases could increase our operating costs and adversely impact the competitive positions of our products. We rely on materials, components and finished goods that are sourced from or manufactured in locations outside the U.S., including Mexico, China and other countries, and these countries may experience political or trade instability, which could disrupt our supply of products or materials. We rely on our suppliers to produce high quality materials, components and finished goods according to our specifications. Although we have quality control procedures in place, there is a risk that products may not meet our specifications which could impact our ability to ship quality products to our customers on a timely basis.
Our backlog may fluctuate and material amounts of cancellations or reductions of orders or a failure to deliver our backlog on time could affect our future sales.
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of December 31, 2023 was $639.1 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers’ delivery schedules, are beyond our control. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Sales outside of the U.S. for the year ended December 31, 2023 accounted for approximately 34% of our net sales. Further, our business obtains some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:
•the imposition of tariffs, sanctions, duties, exchange controls, currency restrictions or other trade restrictions;
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
•the difficulty of ensuring that our products, services and supply chains meet ever-changing regional regulations and requirements;
•trade protection measures and import or export licensing requirements and restrictions;
•the possibility of terrorist action or military conflict affecting us, our operations, supply chains or end-markets or economies generally;
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
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of our reporting unit to its respective carrying values on its balance sheets. As of December 31, 2023, our goodwill and intangible assets were $4.1 billion and represented 66% of our total assets. Changes in economic and operating conditions impacting the assumptions used in our impairment tests could result in future goodwill and intangible asset impairment expense.
We may not realize the anticipated benefits of the ECM Industries acquisition and any benefit may take longer to realize than we expect.
The ECM Industries acquisition involves the integration of ECM Industries’ operations with our existing operations, and there are uncertainties inherent in such an integration. We are required to devote significant management attention and resources to integrating ECM Industries’ operations. Delays or unexpected difficulties in the integration process could adversely affect our business, financial results and financial condition. Even if we are able to integrate ECM Industries’ operations successfully, this integration may not result in the realization of the full benefits of revenue synergies, cost savings and operational efficiencies that we expect, or the achievement of these benefits within a reasonable period of time or at all.
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
We have been named as defendant, target or a potentially responsible party ("PRP") in a number of environmental cleanups relating to our current or former businesses. We may be named as a PRP at other sites in the future for existing businesses, as well as both divested and acquired businesses. In addition to clean-up actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances. Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. The cost of clean-up and other environmental liabilities can be difficult to accurately predict. In addition, environmental requirements change and tend to become more stringent over time. Our eventual environmental clean-up costs and liabilities could exceed the amount of our current reserves.
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
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Environmental Protection Agency ("EPA") has published findings that emissions of carbon dioxide, methane, and other greenhouse gases ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. Based on these findings, the EPA has implemented regulations that require reporting of GHG emissions, or that limit emissions of GHGs from certain mobile or stationary sources. In addition, various federal, state and international regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many have already taken legal measures to reduce emissions of GHGs, primarily through the development of carbon tax, GHG inventories, GHG permitting and/or regional GHG cap-and-trade programs. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program, or other state or international programs, may be adopted. To the extent our customers, particularly our energy and industrial customers, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs incurred by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows.
Further, we are subject to additional federal, state, international and national European and U.S. regulations relating to climate and environmental risk, which are continually evolving. Regulators in Europe and the U.S. have focused efforts on increased disclosure related to climate change and mitigation efforts. The European Union recently adopted the European Sustainability Reporting Standards and the Corporate Sustainability Reporting Directive ("CSRD") that will impose disclosure of the risks and opportunities arising from social and environmental issues, and on the impact of companies’ activities on people and the environment. Similarly, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-

Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, including us, starting in 2026. The SEC has included in its regulatory agenda potential rulemaking on climate change disclosures. We will likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions. Compliance may significantly increase compliance burdens and associated regulatory costs and complexity, and the failure to comply with such legislation and regulations could result in fines to us, and could affect our business, financial condition, results of operations and cash flows.
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
As investors and other stakeholders are increasingly focused on ESG matters, and as stakeholder ESG expectations and standards are evolving, we may not be able to sufficiently respond to these evolving standards and expectations. Furthermore, we could be criticized for the accuracy or completeness of the disclosure of our ESG initiatives. If we are unable to meet our targets or successfully implement our strategy, or our ESG reporting is inaccurate or incomplete, then we could suffer from reputational damage and incur adverse reaction from investors and other stakeholders, which could adversely impact the perception of our brands and our products and services by current and potential investors and customers, which could in turn adversely impact our business, results of operations or financial condition.
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
Cybersecurity threats from user error to attacks designed to gain unauthorized access to our systems, networks and data are increasing in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain and pose a risk of theft to our assets. Establishing systems and processes to address these threats and changes in legal requirements relating to data collection and storage may increase our costs. We have experienced cybersecurity incidents, and, although we have determined such cybersecurity incidents to be immaterial and such incidents have not had a material adverse effect on our business strategy, financial condition, results of operations or cash flows, there can be no assurance of similar results in the future. Should future attacks succeed, it could expose us and our employees, customers, distributors and suppliers to the theft of assets, misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, product failures, production downtimes and operations disruptions. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such cybersecurity incidents could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further cybersecurity measures.
Changes in data privacy laws and our ability to comply with them could have a material adverse effect on us.
We collect and store data that is sensitive to us and our employees, customers, dealers and suppliers. A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. Many foreign data privacy regulations, including the General Data Protection Regulation (the “GDPR”) in the European Union and the U.K., are more stringent than federal regulations in the United States. Within the United States, many states are considering adopting, or have already adopted privacy regulations, including, for example, the California Consumer Privacy Act. These laws and regulations are rapidly evolving and changing, and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by courts and governmental authorities. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, and/or result in interruptions or delays in the availability of systems. In the case of non-compliance with these laws, including the GDPR, regulators have the authority to levy significant fines. In addition, if there is a breach of privacy, we may be required to make notifications under data privacy laws or regulations, or could become subject to litigation. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.

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
As of December 31, 2023, we had $1.8 billion of total debt on a consolidated basis. Our indebtedness increased materially in connection with the ECM Industries acquisition. We funded the ECM Industries acquisition with borrowings under the 2023 Term Loan Facility and net proceeds from the issuance of the 2033 Notes (described more fully in ITEM 8, Note 9 of the Notes to Consolidated Financial Statements), together with cash on hand and borrowings under our revolving credit facility, for an aggregate amount of approximately $900.0 million of new indebtedness in connection with the ECM Industries acquisition. We and our subsidiaries may incur additional indebtedness in the future, subject to limitations in our debt agreements. This increase and any future increases in our level of indebtedness will have several important effects on our future operations, including, without limitation:
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
Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which will be subject to general economic conditions and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt and meet our other cash requirements, we may be required, among other things:
•to seek additional financing in the debt or equity markets;
•to refinance or restructure all or a portion of our indebtedness;
•to sell selected assets or businesses; or
•to reduce or delay planned capital or operating expenditures.
Such measures might not be sufficient to enable us to service our debt and meet our other cash requirements. In addition, any such financing, refinancing or sale of assets might not be available at all or on economically favorable terms.
Volatility in currency exchange rates could have a material adverse effect on our financial condition, results of operations and cash flows.
Sales outside of the U.S. for the year ended December 31, 2023 accounted for approximately 34% of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar-reported revenue and income will effectively be decreased to the extent of the change in currency valuations and vice-versa. For the year ended December 31, 2023, foreign currency translations did not have an impact on our net sales. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue and income in future periods.

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
We may increase our debt or raise additional capital, our credit ratings may be downgraded in the future, or our interest rates may increase, each of which could affect our financial condition, and may decrease our profitability.
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
Unfavorable changes in the ratings that rating agencies assign to our debt may ultimately negatively impact our access to the debt capital markets and increase the costs we incur to borrow funds. If ratings for our debt are downgraded, our access to the debt capital markets may become restricted. Additionally, our credit agreements generally include an increase in interest rates if the ratings for our debt are downgraded. To the extent that our interest rates increase, our interest expense will increase, which could adversely affect our financial condition, results of operations and cash flows.
Risks Relating to Our Jurisdiction of Incorporation in Ireland and Tax Residency in the U.K.
We are subject to changes in law and other factors that may not allow us to maintain a worldwide effective corporate tax rate that is competitive in our industry.
While we believe that we should be able to maintain a worldwide effective corporate tax rate that is competitive in our industry, we cannot give any assurance as to what our effective tax rate will be in the future, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. Our actual effective tax rate may vary from our expectation and that variance may be material. Also, the tax laws of the U.S., the U.K., Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our worldwide effective corporate tax rate. For example, several countries in which we operate, including the U.K., have begun to enact legislation to implement the Organization for Economic Cooperation and Development's international tax framework, including the Pillar II Model Rules for a global 15.0% minimum tax regime with effect from January 1, 2024 or later. We expect the Pillar II global minimum tax regime will negatively impact our effective tax rate and results of operations beginning in 2024. In addition, legislative or administrative action could be taken by the U.S., the U.K., Ireland or the European Union which could override tax treaties or modify tax statutes or regulations upon which we expect to rely, limit the availability of tax benefits or deductions we currently claim or otherwise affect the taxes imposed on our worldwide operations and materially adversely affect our effective tax rate. We cannot predict the outcome of any specific legislative proposals. If proposals were enacted that had the effect of disregarding our incorporation in Ireland or limiting our ability as an Irish company to maintain tax residency in the U.K. and take advantage of the tax treaties among the U.S., the U.K. and Ireland, we could be subject to increased taxation, which could materially adversely affect our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.
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

Irish law differs from the laws in effect in the U.S., which may negatively impact our ability to issue ordinary shares.
Under Irish law, we must have authority from our shareholders to issue any ordinary shares, including shares that are part of our authorized but unissued share capital. In addition, unless authorized by its shareholders, when an Irish company issues shares for cash to new shareholders, it is required first to offer those shares on the same or more favorable terms to existing shareholders on a pro-rata basis. If we are unable to obtain these authorizations from our shareholders, or are otherwise limited by the terms of our authorizations, our ability to issue ordinary shares under our equity compensation plans and, if applicable, to facilitate funding acquisitions or otherwise raise capital could be adversely affected.
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
If operations at any of our manufacturing facilities or those of our suppliers were to be disrupted as a result of significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, military conflicts, cybersecurity incidents, adverse weather conditions, labor disputes, public health epidemics or other catastrophic events or events outside of our control, we may be unable to fill customer orders and otherwise meet customer demand for our products. In addition, these types of events may negatively impact consumer, commercial and industrial spending in impacted regions or, depending on the severity, globally. As a result, any of such events could have a material adverse effect on our business, financial condition, results of operations and cash flows. Interruptions in production, in particular at our manufacturing facilities, could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
ITEM 1B.   UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.   CYBERSECURITY
We have implemented a comprehensive cybersecurity program designed to protect the confidentiality, integrity, and availability of our information systems and data. The program is aligned with the National Institute of Standards and Technology (NIST) Cybersecurity Framework and zero trust model, incorporates industry best practice standards, and includes policies, standards, procedures, controls and technology platforms that help manage cybersecurity risk.
Our cybersecurity program includes the following capabilities:
Governance
Our Board of Directors oversees cybersecurity risk management and is supported by the Audit and Finance Committee of the Board (the "Audit Committee"). The Audit Committee interacts with the Executive Leadership Team ("ELT"), including our Chief Technology Officer ("CTO"), and other members of management with respect to cybersecurity matters. The Board of Directors and the Audit Committee receive periodic reports from management on the effectiveness of the cybersecurity program and any material cybersecurity incidents that have occurred. The Board of Directors and the Audit Committee work with management to help ensure that our cybersecurity program is effective in addressing the risks associated with cybersecurity threats and are committed to continuously improving our cybersecurity program to stay ahead of emerging threats. The CTO oversees our cybersecurity program, including assessing and managing material risks from cybersecurity threats. The Chief Information Security Officer ("CISO") reports to the CTO and leads the cybersecurity program and team.
The CTO has served in various roles in information technology and information security for over 25 years. The CTO holds a PhD in engineering and degrees in technology and management. The CISO has served in various roles in information technology and information security for over 25 years, including serving as a cybersecurity leader for public companies for more than 10 years. The CISO holds a degree in engineering and a master's degree in business.
Risk Management
We have processes in place to assess, identify, and manage material risks from cybersecurity threats. We track cybersecurity risk as an enterprise risk through our enterprise-wide risk management ("ERM") framework. The Board of Directors is actively involved in oversight of our ERM framework and receives regular reports on risks, including cybersecurity risks. We engage third parties to conduct assessments, tests, and simulation exercises to validate and further mature our cybersecurity program, the results of which are reported to the Executive Leadership Team, including CTO, and the Board of Directors. We maintain cybersecurity insurance coverage to help mitigate the financial impact of a cybersecurity incident.

Technical Safeguards
We deploy technical safeguards that are designed to protect our information systems from cybersecurity incidents, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, all of which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
Incident Response and Recovery Planning
We have established and maintain comprehensive incident response and business continuity plans that address our response to, and mitigation and remediation of, a cybersecurity incident. We have implemented controls and procedures that provide for the prompt escalation of cybersecurity incidents to the ELT and the Audit Committee when appropriate, so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
Third-Party Risk Management
We maintain a comprehensive, risk-based approach to assessing and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
Education and Awareness
We have implemented a security awareness and training program designed to educate employees on the importance of information security and to help them identify and respond to potential security incidents. The program includes annual required cybersecurity training for professional employees, role-based cybersecurity training, and a phishing awareness program for all employees.
Previous cybersecurity incidents have not materially affected us, including our business strategy, results of operations or financial condition. However, risks from cybersecurity threats, including but not limited to exploitation of vulnerabilities, ransomware, denial of service, supply chain disruption, or other similar incidents may materially affect us, including our execution of business strategy, reputation, results of operations and/or financial condition. See Item 1A, Risk Factors, “Increased cybersecurity threats and computer crime pose a risk to our systems, networks, products and services, which expose us to potential regulatory, financial and reputational risks.” for a discussion of cybersecurity risks.

ITEM 2.   PROPERTIES
Our principal office is located in leased premises in London, U.K., and our management office in the U.S. is located in leased premises in Minneapolis, Minnesota.
Our key operations are conducted in manufacturing and distribution facilities throughout the world. The following is a summary of our principal manufacturing, distribution, and service center properties:

		Number of Facilities
	Manufacturing Plant Locations	Manufacturing Plants	Distribution Facilities	Service Centers
Enclosures	U.S. and 10 other countries	19	16	—
Electrical & Fastening Solutions	U.S. and 4 other countries	17	8	—
Thermal Management	U.S. and 3 other countries	4	3	4
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
Environmental matters
We have been named as defendant, target or a potentially responsible party ("PRP") in a number of environmental clean-ups relating to our current or former businesses. We may be named as a PRP at other sites in the future for existing businesses, as well as both divested and acquired businesses. In addition to clean-up actions brought by governmental authorities, private parties could bring personal injury or other claims due to the presence of, or exposure to, hazardous substances.
Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of December 31, 2023, our recorded reserves for environmental matters were not material. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.
Product liability claims
We are subject to various product liability lawsuits and personal injury claims. A substantial number of lawsuits and claims incurred prior to the effective date of the separation on April 30, 2018 are insured by and an obligation of Pentair's captive insurance subsidiary. Lawsuits and claims incurred after the separation are insured and accrued for by Tonka Bay, a captive insurance subsidiary of nVent. For all other claims, accruals covering the claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available. We have not experienced significant unfavorable trends in either the severity or frequency of product liability lawsuits or personal injury claims.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Current executive officers of nVent Electric plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Beth A. Wozniak	59	Chief Executive Officer since 2018 and Chair of the Board since 2023; Ms. Wozniak was the President of Pentair’s Electrical segment during 2017. Ms. Wozniak previously served as President of Pentair’s Flow & Filtration Solutions Global Business Unit from 2015 – 2016. Ms. Wozniak was President of the Environmental and Combustion Controls unit of Honeywell International Inc. (a software-industrial company) from 2011 – 2015 and President of the Sensing and Controls Unit of Honeywell International Inc. from 2006 – 2011, and she held various leadership positions at Honeywell International Inc. and its predecessor AlliedSignal Inc. from 1990 – 2006.
Sara E. Zawoyski	49	Executive Vice President and Chief Financial Officer since 2019; Ms. Zawoyski was the Senior Vice President Finance and Treasurer of the Company from 2018 – 2019. Ms. Zawoyski previously served in the following roles at Pentair and its predecessors: Chief Financial Officer, Electrical Segment from 2017 – 2018, Chief Financial Officer, Flow and Filtration Solutions from 2015 – 2017, Chief Financial Officer Flow Technologies from 2014 – 2015, Chief Financial Officer, Equipment Protection from 2012 – 2014, and Vice President Investor Relations from 2010 – 2012. Ms. Zawoyski also previously held various investor relations and managerial finance leadership positions at PepsiAmericas from 2002 – 2010 and various positions in the audit practice of PricewaterhouseCoopers LLP from 1996 – 2002.
Jon D. Lammers	59	Executive Vice President and General Counsel and Secretary since 2018; Mr. Lammers served as Pentair's General Counsel, Electrical from 2017-2018 and was an attorney at Foulston Siefkin LLP (a Kansas-based law firm) from 2016 – 2017. Mr. Lammers previously served as Senior Vice President, General Counsel and Secretary of Spirit Aerosystems Holdings, Inc. (a designer and manufacturer of aerostructures) from 2012 – 2016. He held various senior legal roles, including Deputy North American General Counsel and Asia Pacific General Counsel with Cargill Inc. from 1997 – 2012. Prior to his corporate experience, Mr. Lammers practiced law at Oppenheimer, Wolff & Donnelly (n/k/a Fox Rothschild LLP) from 1993 – 1997 and Paul Hastings LLP from 1991 – 1993.
Lynnette R. Heath	56	Executive Vice President and Chief Human Resources Officer since 2018; Ms. Heath was the Senior Vice President, Global Human Resources of Entrust Datacard (a privately held global security and identity company) from 2009 – 2017. Ms. Heath previously held various human resources roles with General Electric Company from 2000 – 2009, with McKesson Corporation from 1996 – 2000 and with Northern States Power Company (n/k/a Xcel Energy Inc.) from 1992 – 1996.
Aravind Padmanabhan	55	Executive Vice President and Chief Technology Officer since 2019; Mr. Padmanabhan was the Vice President and Chief Technology Officer of the Honeywell Connected Worker unit of Honeywell International Inc. (a software-industrial company) from 2018 – 2019, and served as Acting Chief Architect of the Honeywell Sentience Platform in 2018. Mr. Padmanabhan previously served as Vice President and Chief Technology Officer of the Home & Building Technologies unit of Honeywell International Inc. from 2016 – 2018 and the Environmental & Energy Solutions unit of Honeywell International Inc. from 2013 – 2016. Mr. Padmanabhan also previously held various other technology and engineering leadership positions at Honeywell International Inc. from 1997 – 2013.
Martha C. Bennett	51	Executive Vice President and Chief Marketing Officer since January 2024; Ms. Bennett was the Chief Marketing Officer and Senior Vice President from 2023 – 2024, and the Vice President of Global Marketing Excellence from 2020 – 2023, of the Safety & Industrial Business Group at 3M Company. Ms. Bennett previously held various marketing and leadership roles with 3M Company from 2004 – 2020, with Diamond Aircraft from 2003 – 2004 and with Bombardier Aerospace from 1998 – 2003.
Randolph A. Wacker	59	Senior Vice President and Chief Accounting Officer since 2018 and Treasurer since 2019; Mr. Wacker was the Assistant Corporate Controller of Pentair and served in that role from 2005-2017. Mr. Wacker served as the U.S. Controller of Computer Network Technologies from 2004 – 2005. He served over 10 years in corporate controlling and external reporting roles in various public companies. Mr. Wacker also served as an accountant with the public accounting firm Larson, Allen, Weishair & Co., LLP (n/k/a CliftonLarsonAllen) from 1988 – 1993.

Joseph A. Ruzynski	48	President of Enclosures since 2018; Mr. Ruzynski was the Vice President of Pentair’s Enclosures Strategic Business Unit and served in that role during 2017. Mr. Ruzynski previously served as Vice President of Pentair’s Engineered Projects Strategic Business Group in its Valves & Controls Global Business Unit from 2016 – 2017 and Vice President of Pentair’s Fluid Motion Business Group from 2015 – 2016. He was the Vice President, Operations of Pentair’s Equipment Protection and Technical Solutions Global Business Units from 2012 – 2014, and held various supply leadership positions with Pentair from 2003 – 2012. Mr. Ruzynski was a Manager with Ernst & Young from 1997 – 2003.
Robert J. van der Kolk	55	President of Electrical & Fastening Solutions since 2018; Mr. van der Kolk was the Vice President of Pentair’s Engineered & Fastening Solutions Strategic Business Unit of the Electrical segment and served in that role from 2015 – 2017. Mr. van der Kolk previously served as the Executive Vice President, Sales for ERICO from 2011 – 2015, and held various sales, development, and manufacturing leadership roles with ERICO from 2001 – 2008. Mr. van der Kolk held Plant Superintendent and Production Management roles for Cargill in the Netherlands and Germany from 1993 – 2001.
Michael B. Faulconer	54	President of Thermal Management since 2018; Mr. Faulconer was the Vice President of Pentair’s Thermal Management Strategic Business Unit of the Electrical segment and served in that role during 2017. Mr. Faulconer previously served as the Vice President of Pentair’s Thermal Building Solutions Unit from 2014 – 2016. He was the Vice President, Marketing of Pentair’s Thermal Management Unit from 2010 – 2013. Mr. Faulconer held various general management and marketing leadership roles with Tyco Thermal Controls in the U.S. and Asia from 2001 – 2010. From 1991 – 2000, Mr. Faulconer held various sales roles with Valquip Corporation.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed for trading on the New York Stock Exchange and trade under the symbol "NVT." As of December 31, 2023, there were 12,426 shareholders of record.
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
The following graph sets forth the cumulative total shareholder return on our ordinary shares from December 31, 2018, assuming the investment of $100 and the reinvestment of all dividends since that date to December 31, 2023. The graph also contains for comparison purposes the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrials Index, assuming the same investment level and reinvestment of dividends. By virtue of our market capitalization, we are a component of the S&P Mid Cap 400 Index. On the basis of our size and diversity of businesses, we believe the S&P Mid Cap 400 Industrials Index is an appropriate published industry index for comparison purposes.

Comparison of Cumulative Total Return
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
nVent Electric plc
S&P Mid Cap 400
S&P Mid Cap 400 Industrials

	Base Period December 31	INDEXED RETURNS Years ended December 31,
Company / Index	2018	2019	2020	2021	2022	2023
nVent Electric plc	$100	$120.75	$113.90	$190.38	$196.71	$306.82
S&P Mid Cap 400 Index	100	113.38	128.87	160.77	139.78	162.75
S&P Mid Cap 400 Industrials Index	100	121.40	141.42	181.65	160.76	211.30

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2023:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 28, 2023	1,086	$52.04	—	$127,333,026
October 29 – November 25, 2023	605,964	51.49	605,726	96,133,146
November 26 – December 31, 2023	269,607	53.79	267,401	81,754,255
Total	876,657		873,127
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
(d)On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 and expires on July 22, 2024. As of December 31, 2023, we had $81.8 million available for repurchases under the 2021 Authorization.
ITEM 6.   RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations refers to and should be read in conjunction with the audited consolidated financial statements and the corresponding notes included in ITEM 8.
Forward-looking statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "forecasts," "should," "would," "could," "positioned," "strategy," "future," "are confident," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these factors are adverse effects on our business operations or financial results, including due to the overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions, including the ECM Industries and other recent acquisitions; competition and pricing pressures in the markets we serve, including the impacts of tariffs; volatility in currency exchange rates, interest rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; inability to mitigate material and other cost inflation; risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging and transportation; increased risks associated with operating foreign businesses, including risks associated with military conflicts, such as that between Russia and Ukraine, and related sanctions; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
The following is the discussion and analysis of changes in the financial condition and results of operations for fiscal year 2023 compared to fiscal year 2022. The discussion and analysis of fiscal year 2021 and changes in the financial condition and results of operations for fiscal year 2022 compared to fiscal year 2021 that are not included in this Form 10-K may be found in Part II, ITEM 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023.
Overview
The terms "us," "we," "our," "the Company" or "nVent" refer to nVent Electric plc. nVent is a leading global provider of electrical connection and protection solutions. We believe our inventive electrical solutions enable safer systems and ensure a more secure world. We design, manufacture, market, install and service high performance products and solutions that connect and protect mission critical equipment, buildings and essential processes. We offer a comprehensive range of enclosures, electrical fastening solutions and thermal management solutions across industry-leading brands that are recognized globally for quality, reliability and innovation.
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across three segments: Enclosures, Electrical & Fastening Solutions and Thermal Management, which represented approximately 49%, 33% and 18% of total revenues during 2023, respectively.
•Enclosures—The Enclosures segment provides innovative solutions to help protect electronics and data in mission critical applications, including data solutions, that improve reliability and energy efficiency. Our standard and custom protective enclosures, cooling solutions and power distribution solutions help manage power and protect operating environments for mission critical applications in industrial, infrastructure, commercial and energy verticals.
•Electrical & Fastening Solutions—The Electrical & Fastening Solutions segment provides innovative solutions that connect and protect in power and data infrastructure. Our offerings enhance end-user safety, reduce installation time and provide resiliency for critical systems. Our power connections, fastening solutions, cable management solutions, grounding and bonding systems, tools and test instruments help provide efficiencies to contractors and provide resiliency for critical systems that are used across a wide range of verticals, including commercial and residential, infrastructure, industrial and energy.

•Thermal Management—The Thermal Management segment provides mission critical heat management solutions that protect people and assets and enhance process efficiency and performance. Our offerings help ensure critical safety, maximize uptime and deliver lower total cost of ownership. For industrial and energy, our products and solutions include heat tracing for freeze protection and process temperature maintenance and temperature control. For commercial, residential and infrastructure, we provide products such as pipe freeze protection, surface deicing, hot water temperature maintenance, floor heating, fire rated wiring and leak detection.
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
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2022 and 2023, and are reasonably likely to impact our results in the future:
•During 2022, we experienced inflationary increases of raw materials, logistics, labor and energy costs, and supply chain challenges, including increased lead times due to availability constraints and high demand. During 2023, supply chain challenges moderated, but we continued to experience inflationary increases, primarily related to labor costs. While we have taken pricing actions and we have implemented and plan to continue to implement productivity improvements that could help offset these cost increases, we expect inflationary cost increases to continue into 2024, which could negatively impact our results of operations.
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
•Our global operations make our effective tax rate sensitive to significant tax law changes. Several countries in which we operate, including the U.K., have begun to enact legislation to implement the Organization for Economic Cooperation and Development’s international tax framework, including the Pillar II global minimum tax regime with effect from January 1, 2024 or later. We expect the Pillar II global minimum tax regime will negatively impact our effective tax rate beginning in 2024. We will continue to monitor these developments as more countries in which we operate adopt legislation and provide guidance.
•The converging megatrends of the electrification of everything, sustainability and digitalization, including the increased use of artificial intelligence, have led to sales growth, particularly in the infrastructure vertical, which includes our data solutions business that is primarily in our Enclosures segment. We expect these megatrends to continue and further drive sales growth in 2024.
•We have invested in innovation and new products, which has led to sales growth in all our segments. We expect continued investment in new products to further drive sales growth in 2024.
In 2024, our operating objectives include the following:
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31		% / point change
In millions	2023	2022	2023 vs 2022
Net sales	$3,263.6	$2,909.0	12.2%
Cost of goods sold	1,921.5	1,812.3	6.0%
Gross profit	1,342.1	1,096.7	22.4%
% of net sales	41.1%	37.7%	3.4	pts

Selling, general and administrative	683.2	595.9	14.7%
% of net sales	20.9%	20.5%	0.4	pts
Research and development	71.5	60.4	18.4%
% of net sales	2.2%	2.1%	0.1	pts

Operating income	587.4	440.4	33.4%
% of net sales	18.0%	15.1%	2.9	pts
Net interest expense	79.4	31.2	N.M.
Gain on sale of investment	(10.3)	—	N.M.
Other expense (income)	18.8	(63.4)	N.M.

Income before income taxes	499.5	472.6	5.7%
Provision (benefit) for income taxes	(67.6)	72.8	N.M.
Effective tax rate	(13.5)%	15.4%	(28.9)	pts

Net income	$567.1	$399.8	41.8%
N.M. Not Meaningful
Net sales
The components of the change in consolidated net sales were as follows:

2023 vs 2022
Volume	(1.7)%
Price	5.2
Organic growth	3.5
Acquisition	8.7
Total	12.2%
The 12.2 percent increase in net sales in 2023 from 2022 was primarily the result of:
•sales of $252.7 million in 2023 as a result of the ECM Industries and TEXA Industries acquisitions; and
•organic sales growth contribution of approximately 2.0% from our infrastructure business in 2023 from 2022, which primarily includes selective increases in selling prices.
Gross profit
The 3.4 percentage point increase in gross profit as a percentage of net sales in 2023 from 2022 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.

This increase was partially offset by:
•$17.7 million of expense related to inventory step-up recorded in 2023 as a result of the ECM Industries acquisition; and
•inflationary increases, primarily related to labor costs, compared to 2022.
Selling, general and administrative ("SG&A")
The 0.4 percentage point increase in SG&A expense as a percentage of net sales in 2023 from 2022 was driven by:
•restructuring and acquisition transaction and integration costs of $25.8 million in 2023 compared to $12.5 million in 2022;
•inflationary increases impacting our labor costs, professional fees and other administrative costs; and
•investments in capacity, digital, new products, selling and marketing to drive growth.
This increase was partially offset by:
•savings generated from restructuring and other lean initiatives.
Net interest expense
The increase in net interest expense in 2023 from 2022 was the result of:
•increased debt due to the acquisition of ECM Industries;
•increased variable interest rates compared to the same periods of the prior year; and
•the amortization of debt issuance costs of $3.6 million during 2023 related to financing commitments for the bridge loan facility established in connection with the acquisition of ECM Industries.
Gain on sale of investment
In 2023, we recorded a $10.3 million gain related to the sale of a $3.8 million equity investment recorded on a cost basis.
Other expense (income)
In 2023 and 2022, we recognized a pre-tax, non-cash pension and other post-retirement mark-to-market loss of $13.9 million and gain of $66.3 million, respectively.
Provision (benefit) for income taxes
The 28.9 percentage point decrease in the effective tax rate in 2023 from 2022, respectively, was primarily the result of:
•$72.0 million of non-cash benefit recorded in 2023 for the recognition of deferred tax assets for a step up in tax basis of intangible assets in Switzerland, partially offset by valuation allowances of $12.0 million. The assets are amortizable starting in 2024 and the amortization period varies based on the nature of the underlying assets from which the values were derived.
•$93.2 million of non-cash benefit recorded in 2023 for the recognition of deferred tax assets related to tax-deductible statutory losses in Luxembourg.
This decrease was partially offset by:
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

Enclosures
The net sales, segment income and segment income as a percentage of net sales for Enclosures were as follows:

	Years ended December 31		% / point change
In millions	2023	2022	2023 vs 2022
Net sales	$1,605.9	$1,503.7	6.8%
Segment income	346.6	256.0	35.4%
% of net sales	21.6%	17.0%	4.6	pts
Net sales
The components of the change in Enclosures net sales from the prior period were as follows:

2023 vs 2022
Volume	0.6%
Price	5.3
Organic growth	5.9
Acquisition	0.8
Currency	0.1
Total	6.8%
The 6.8 percent increase in Enclosures net sales in 2023 from 2022 was primarily the result of:
•organic sales growth contribution of approximately 3.5% from our infrastructure business in 2023 from 2022, which includes increases in selling prices and growth in the data solutions business; and 1.5% and 1.0% from our industrial and commercial & residential businesses, respectively, in 2023 from 2022, which includes increases in selling prices; and
•sales of $12.0 million in 2023 as a result of the TEXA Industries acquisition.
Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	2023 vs 2022
Growth/acquisition	(0.4)	pts
Price	4.2
Currency	(0.4)
Net productivity	1.2
Total	4.6	pts
The 4.6 percentage point increase in segment income for Enclosures as a percentage of net sales in 2023 from 2022 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.
This increase was partially offset by:
•inflationary increases, primarily related to labor cost, compared to 2022; and
•investments in capacity, digital, and new products to drive growth.

Electrical & Fastening Solutions
The net sales, segment income and segment income as a percentage of net sales for Electrical & Fastening Solutions were as follows:

	Years ended December 31		% / point change
In millions	2023	2022	2023 vs 2022
Net sales	$1,063.0	$791.4	34.3%
Segment income	330.6	219.9	50.3%
% of net sales	31.1%	27.8%	3.3	pts
Net sales
The components of the change in Electrical & Fastening Solutions net sales from the prior period were as follows:

2023 vs 2022
Volume	(2.3)%
Price	5.9
Organic growth	3.6
Acquisition	30.4
Currency	0.3
Total	34.3%
The 34.3 percent increase in Electrical & Fastening Solutions net sales in 2023 from 2022 was primarily the result of:
•sales of $240.7 million in 2023 as a result of the ECM Industries acquisition; and
•organic sales growth contribution of approximately 1.5% from both our infrastructure and commercial & residential businesses in 2023 from 2022, which primarily includes selective increases in selling prices.
Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	2023 vs 2022
Growth/acquisition	1.1	pts
Price	4.0
Net productivity	(1.8)
Total	3.3	pts
The 3.3 percentage point increase in segment income for Electrical & Fastening Solutions as a percentage of net sales in 2023 from 2022 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases;
•increased productivity as a result of supply chain management and manufacturing efficiencies; and
•the impact of favorable product mix.
This increase was partially offset by:
•inflationary increases, primarily related to labor costs, compared to 2022;
•lower sales volume resulting in decreased leverage on fixed expenses; and
•investments in digital, selling and marketing to drive growth.

Thermal Management
The net sales, segment income and segment income as a percentage of net sales for Thermal Management were as follows:

	Years ended December 31		% / point change
In millions	2023	2022	2023 vs 2022
Net sales	$594.7	$613.9	(3.1)%
Segment income	138.5	140.8	(1.6)%
% of net sales	23.3%	22.9%	0.4	pts
Net sales
The components of the change in Thermal Management net sales from the prior period were as follows:

2023 vs 2022
Volume	(6.5)%
Price	3.9
Organic growth	(2.6)
Currency	(0.5)
Total	(3.1)%
The 3.1 percent decrease in Thermal Management net sales in 2023 from 2022 was primarily the result of:
•organic sales decline of approximately 2.5% and 1.5% from our commercial & residential and industrial businesses, respectively, in 2023 from 2022, partially offset by selective increases in selling prices; and
•unfavorable foreign currency effects.
This decrease was partially offset by:
•organic sales growth contribution of approximately 1.0% from our energy business in 2023 from 2022, which includes selective increases in selling price.
Segment income
The components of the change in Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	2023 vs 2022
Growth	(1.7)	pts
Price	2.9
Net productivity	(0.8)
Total	0.4	pts
The 0.4 percentage point increase in segment income for Thermal Management as a percentage of net sales in 2023 from 2022 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases; and
•savings generated from restructuring and other lean initiatives.
This increase was partially offset by:
•lower sales volume resulting in decreased leverage on fixed expenses; and
•inflationary increases, primarily related to labor costs, compared to 2022.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of December 31, 2023, we had $185.1 million of cash on hand, of which $31.0 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere and increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities was $528.1 million in 2023, compared to net cash provided by operating activities of $394.6 million in 2022. Net cash provided by operating activities in 2023 primarily reflects net income of $543.8 million, net of non-cash depreciation, amortization, changes in deferred taxes and pension and other-post retirement mark-to-market loss, partially offset by a $17.2 million increase in net working capital.
Net cash provided by operating activities was $394.6 million in 2022. Net cash provided by operating activities in 2022 primarily reflects net income of $434.1 million, net of non-cash depreciation, amortization, changes in deferred taxes and pension and other post-retirement mark-to-market gain, partially offset by a $55.9 million increase in net working capital.
Investing activities
Net cash used for investing activities was $1,164.7 million in 2023, which primarily related to cash paid for the ECM Industries and TEXA Industries acquisitions of $1,120.1 million, net of cash acquired, and capital expenditures of $71.0 million.
Net cash used for investing activities was $52.5 million in 2022, which primarily related to capital expenditures of $45.9 million.
Financing activities
Net cash provided by financing activities was $516.7 million in 2023, which primarily related to proceeds from long-term debt of $800.0 million, partially offset by dividends paid of $116.8 million, repayments of long-term debt of $101.1 million and share repurchases of $60.8 million.
Net cash used for financing activities was $82.1 million in 2022, which primarily related to dividends paid of $117.0 million, net repayments of revolving credit facility of $106.7 million and share repurchases of $65.9 million, partially offset by $200.0 million of proceeds from long-term debt.
Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance” or "Subsidiary Issuer"), a 100-percent owned subsidiary of nVent, issued $300.0 million aggregate principal amount of 3.950% senior notes due 2023 (the "2023 Notes") and $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes").
In November 2021, nVent Finance issued $300.0 million aggregate principal amount of 2.750% fixed rate senior notes due 2031 (the "2031 Notes"). In December 2021, we redeemed the $300 million aggregate principal amount of our 3.950% fixed rate senior notes due 2023. We incurred costs of $15.2 million related to the early extinguishment of the 2023 Notes.
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
As of December 31, 2023, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
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
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities and the 2023 Term Loan Facility, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions, which we elected in connection with the acquisition of ECM Industries in May 2023 for each of the next four fiscal quarters beginning in the second quarter of 2023) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities and the 2023 Term Loan Facility also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of December 31, 2023, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Share repurchases
On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021, and expires on July 22, 2024.

During the year ended December 31, 2023, we repurchased 1.2 million of our ordinary shares for $58.8 million under the 2021 Authorization.
As of December 31, 2023, we had $81.8 million available for share repurchases under the 2021 Authorization.
Dividends
Dividends paid per ordinary share were $0.70 for both the years ended December 31, 2023 and 2022.
On December 12, 2023, the Board of Directors declared a quarterly cash dividend of $0.19 that was paid on February 2, 2024 to shareholders of record at the close of business on January 19, 2024. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $32.6 million and $30.4 million at December 31, 2023 and 2022, respectively.
On February 20, 2024, the Board of Directors declared a quarterly cash dividend of $0.19 per ordinary share payable on May 10, 2024 to shareholders of record at the close of business on April 26, 2024.
Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of nVent Electric plc's "distributable reserves" on its statutory balance sheet. nVent Electric plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves of nVent Electric plc are not linked to a generally accepted accounting principles in the United States of America ("GAAP") reported amount (e.g., retained earnings). Our distributable reserve balance was $2.7 billion and $2.8 billion as of December 31, 2023 and 2022, respectively.
Authorized shares
Our authorized share capital consists of 400.0 million ordinary shares with a par value of $0.01 per share.
Material cash requirements
In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt and interest payments, taxes, dividends and share repurchases.
Our material contractual cash requirements as of December 31, 2023 include principal and interest on long-term debt as well as payments for operating lease liabilities. Servicing these obligations includes the following estimated cash outflows from December 31, 2023:

In millions	Within 1 year	Greater than 1 year	Total
Debt obligations	$31.9	$1,760.6	$1,792.5
Interest obligations on fixed-rate debt	59.3	377.5	436.8
Operating lease obligations, net of sublease rentals	31.1	114.9	146.0
Total	$122.3	$2,253.0	$2,375.3
We also incur purchase obligations in the ordinary course of business that are enforceable and legally binding. We have contractual purchase obligations of $59.7 million for 2024, which represent commitments for raw materials to be utilized in the normal course of business for which all significant terms have been confirmed. Contractual purchase obligations beyond 2024 are not material.
The total gross liability for uncertain tax positions at December 31, 2023 was estimated to be $13.9 million. We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Net interest expense, respectively, which is consistent with our past practices. As of December 31, 2023, we have liabilities of $2.1 million for the possible payment of penalties and $2.3 million related to the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheet.
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

The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2023	2022
Net cash provided by (used for) operating activities	$528.1	$394.6
Capital expenditures	(71.0)	(45.9)
Proceeds from sale of property and equipment	7.5	2.0
Free cash flow	$464.6	$350.7
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
As of December 31, 2023 and 2022, the outstanding value of bonds, letters of credit and bank guarantees totaled $45.5 million and $38.0 million, respectively.
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

Allocations of the purchase price for acquisitions are based on estimates of the fair value of the net assets acquired and are subject to adjustment upon finalization of the purchase price allocation. During this measurement period, which may be up to one year from the acquisition date, we will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets and liabilities as of that date. All changes that do not qualify as measurement period adjustments are included in current period earnings.
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
Determining the fair value of the reporting units required the use of significant judgment, including assumptions about future revenues and expenses, capital expenditures and changes in working capital and discount rates, which are based on our annual operating plan and long-term business plan. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, and growth expectations for the industries and end markets in which the reporting unit participates. The level of judgment and estimation is inherently high. We have evaluated numerous factors and made significant assumptions, which include the severity and duration of the business disruption, the potential impact on customer demand, the timing and degree of economic recovery and ultimately, the combined effect of these assumptions on our future operating results and cash flows. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2029 are projected to grow at a perpetual growth rate of 3.0%.
Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized a discount rate ranging from 10.5% to 12.0% for each reporting unit in determining the discounted cash flows in our fair value analysis.
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
A 10% decrease in the fair values determined in the quantitative impairment assessment for each of the reporting units would not have changed our determination that the fair value of each reporting unit was in excess of its carrying value for 2023.
There was no impairment expense recorded in 2023, 2022 or 2021 related to goodwill.
There is a risk that changes in economic and operating conditions affecting the assumptions used in our impairment tests could adversely affect future estimates or fair value and result in additional goodwill or other intangible asset impairment expense in the future.
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
A 10% decrease in the fair values determined in the quantitative impairment assessment for each of the trade names would not have changed our determination that the fair value of each trade name was in excess of its carrying value for 2023.
There was no impairment expense recorded in 2023, 2022 or 2021 related to identifiable intangible assets.
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
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in a pre-tax loss of $13.9 million in 2023, and a pre-tax gain of $66.3 million and $15.2 million in 2022 and 2021, respectively. The remaining components of pension expense, including service and interest costs and estimated return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rates on our pension plans ranged from 1.00% to 4.88%, 1.00% to 5.25% and 0.25% to 3.25% in 2023, 2022 and 2021, respectively. The discount rates are determined by matching high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. There are no known or anticipated changes in our discount rate assumptions that will materially impact our pension expense in 2024.
Expected rates of return
The expected rates of return on our pension plan assets ranged from 1.00% to 5.50%, 1.00% to 4.75% and 1.00% to 4.50% in 2023, 2022 and 2021, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader long-term market indices. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
Sensitivity to changes in key assumptions
A 0.25 percentage point change in the discount rates used to measure our pension and other post-retirement benefit plans is estimated to have an impact on our total projected benefit obligation of approximately $6.1 million. A 0.25 percentage point change in the assumed rate of return on pension assets or discount rates for our pension and other post-retirement benefit plans is estimated to have no material impact on our ongoing pension expense. These estimates exclude any potential mark-to-market adjustments.

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
At December 31, 2023 and 2022, we had outstanding foreign currency derivative contracts, including those related to cross currency swaps that qualify as a hedge of future cash flows, with gross notional U.S. dollar equivalent amounts of $344.3 million and $462.6 million, respectively. Changes in the fair value of all derivatives that do not qualify as a hedge of future cash flows are recognized immediately in income. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive loss and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Income when the hedged item affects earnings.
At December 31, 2023 and 2022, we had a gross notional U.S. dollar equivalent amount of $133.3 million and $63.7 million designated as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The hedge is intended to reduce, but will not eliminate, the impact on our financial results of changes in the exchange rate between the Euro and the U.S. dollar. The currency risk related to the net investment hedge is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. The rates used to perform this analysis were based on the market exchange rates in effect on December 31, 2023. A 10% appreciation or a 10% depreciation of the U.S. dollar relative to the Euro would result in a change in Accumulated other comprehensive loss of $13.3 million. However, the change in Accumulated other comprehensive loss would be offset by decreases or increases in the hedged net investments on our balance sheet due to currency translation.
Interest rate risk
Our debt portfolio as of December 31, 2023 was comprised of debt denominated in U.S. dollars. The debt portfolio is comprised of approximately 73% fixed-rate debt and 27% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2023, a 100 basis point increase or decrease in interest rates would result in a $72.5 million decrease or a $78.2 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2023, a 100 basis point increase or decrease in interest rates would result in a $4.9 million increase or decrease in interest incurred.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2023, the Company's internal control over financial reporting was effective based on those criteria.
In May 2023, the Company acquired ECM Investors, LLC, the parent of ECM Industries, LLC ("ECM Industries"). The Company is continuing to integrate ECM Industries into its internal control over financial reporting, and management's evaluation of the effectiveness of the Company's internal control over financial reporting excluded ECM Industries as of December 31, 2023. ECM Industries accounted for approximately 4% of total assets, excluding acquired goodwill and identifiable intangible assets which are included within the scope of management's assessment, and approximately 7% of total net sales included within the consolidated financial statements of nVent Electric plc as of and for the fiscal year ended December 31, 2023.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2023. That attestation report is set forth immediately following this management report.

Beth A. Wozniak	Sara E. Zawoyski
Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
nVent Electric plc
London, United Kingdom
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of nVent Electric plc and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 20, 2024, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at ECM Industries, which was acquired on May 18, 2023, and whose financial statements constitute approximately 4% of total assets, excluding acquired goodwill and identifiable intangible assets which are included within the scope of management's assessment, and approximately 7% of total net sales included within the consolidated financial statements of nVent Electric plc as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting at ECM Industries.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
February 20, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
nVent Electric plc
London, United Kingdom
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of nVent Electric plc and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operation and other comprehensive income (loss), changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2024, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill - Thermal Management Reporting Unit - Refer to Notes 1 and 6 to the financial statements
Critical Audit Matter Description
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company determines the fair value of its reporting units using income and market approaches. The determination of the fair value using an income approach involves the use of a discounted cash flow model that requires management to make significant estimates and assumptions related to future revenues and expenses, projected capital expenditures, changes in working capital and discount rates. The determination of the fair value using the market approach requires management to make significant assumptions related to earnings before interest, taxes, depreciation, and amortization ("EBITDA") multiples. The goodwill balance for the Thermal Management reporting unit was $713.0 million as of December 31, 2023, and no impairment was recognized as the fair value of the reporting unit exceeded its carrying value as of the measurement date.

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
•We evaluated the reasonableness of management’s forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in Company press releases, industry reports and analyst reports of the Company and companies in its peer group.
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
Acquisitions - Valuation of ECM Industries Acquired Customer Relationship Intangible Asset — Refer to Note 5 to the financial statements
Critical Audit Matter Description
On May 18, 2023, the Company completed the acquisition of ECM Investors, LLC, the parent of ECM Industries, LLC ("ECM Industries"), for consideration paid of $1.1 billion. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a customer relationship intangible asset of $381.7 million. Management estimated the fair value of the customer relationship intangible asset using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of the customer relationship intangible asset required management to make significant estimates and assumptions related to future cash flows, including earnings before interest and taxes ("EBIT") margin, and revenue growth assumptions, and the selection of the discount and customer attrition rates.
We identified the valuation of the ECM Industries customer relationship intangible asset as a critical audit matter because of the significant estimates and assumptions management made to estimate the fair value of this asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows, including margin and revenue growth assumptions, and the selection of the discount and customer attrition rates for the customer relationship intangible asset.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows, including the margin and revenue growth rates, and the selection of the discount and customer attrition rates for the acquired customer relationship intangible asset included the following, among others:
•We tested the effectiveness of controls over the valuation of the acquired customer relationship intangible asset, including management’s controls over forecasts of future cash flows, including EBIT margin and revenue growth assumptions, and the selection of the discount and customer attrition rates.
•We assessed the reasonableness of management’s forecasts of future cash flows, including EBIT margin and revenue growth assumptions, by comparing the projections to historical results for ECM Industries, certain peer companies’ historical results, and industry reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology and (2) the discount and customer attrition rates by:
–Testing the source information underlying the determination of the discount and customer attrition rates.
–Comparing the selected customer attrition rate to the historical customer attrition rate observed by ECM Industries.
–Testing the mathematical accuracy of the discount and customer attrition rate calculations.
–Developing a range of independent estimates and comparing those to the discount rate and customer attrition rate selected by management.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 20, 2024
We have served as the Company's auditor since 2017.

nVent Electric plc
Consolidated Statements of Operations and Comprehensive Income

	Years ended December 31
In millions, except per share data	2023	2022	2021
Net sales	$3,263.6	$2,909.0	$2,462.0
Cost of goods sold	1,921.5	1,812.3	1,520.1
Gross profit	1,342.1	1,096.7	941.9
Selling, general and administrative	683.2	595.9	537.9
Research and development	71.5	60.4	48.6
Operating income	587.4	440.4	355.4
Net interest expense	79.4	31.2	32.3
Loss on early extinguishment of debt	—	—	15.2
Gain on sale of investment	(10.3)	—	—
Other expense (income)	18.8	(63.4)	(12.8)
Income before income taxes	499.5	472.6	320.7
Provision (benefit) for income taxes	(67.6)	72.8	47.8
Net income	$567.1	$399.8	$272.9
Comprehensive income, net of tax
Net income	$567.1	$399.8	$272.9
Changes in cumulative translation adjustment	10.5	(18.6)	4.4
Changes in market value of derivative financial instruments, net of tax	(14.9)	2.2	7.6
Comprehensive income	$562.7	$383.4	$284.9
Earnings per ordinary share
Basic	$3.42	$2.40	$1.63
Diluted	3.37	2.38	1.61
Weighted average ordinary shares outstanding
Basic	165.6	166.3	167.9
Diluted	168.2	168.3	169.7
See accompanying notes to consolidated financial statements.

nVent Electric plc
Consolidated Balance Sheets

	December 31
In millions, except per share data	2023	2022
Assets
Current assets
Cash and cash equivalents	$185.1	$297.5
Accounts and notes receivable, net of allowances of $15.0 and $9.9, respectively	589.5	472.5
Inventories	441.3	346.7
Other current assets	120.2	112.5
Total current assets	1,336.1	1,229.2
Property, plant and equipment, net	390.0	289.2
Other assets
Goodwill	2,571.1	2,178.1
Intangibles, net	1,517.0	1,066.1
Other non-current assets	347.5	139.6
Total other assets	4,435.6	3,383.8
Total assets	$6,161.7	$4,902.2
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$31.9	$15.0
Accounts payable	275.7	252.1
Employee compensation and benefits	122.2	109.3
Other current liabilities	303.8	273.1
Total current liabilities	733.6	649.5
Other liabilities
Long-term debt	1,748.8	1,068.2
Pension and other post-retirement compensation and benefits	153.0	128.5
Deferred tax liabilities	204.4	199.6
Other non-current liabilities	179.8	124.7
Total liabilities	3,019.6	2,170.5
Commitments and Contingencies (Note 17)
Equity
Ordinary shares $0.01 par value, 400.0 million authorized, 165.1 million and 165.3 million issued at December 31, 2023 and 2022, respectively	1.7	1.7
Additional paid-in capital	2,339.1	2,372.3
Retained earnings	905.3	457.3
Accumulated other comprehensive loss	(104.0)	(99.6)
Total equity	3,142.1	2,731.7
Total liabilities and equity	$6,161.7	$4,902.2
See accompanying notes to consolidated financial statements.

nVent Electric plc
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2023	2022	2021
Operating activities
Net income	$567.1	$399.8	$272.9
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	51.7	43.5	40.9
Amortization	89.7	70.7	67.5
Deferred income taxes	(178.6)	(13.6)	(18.8)
Share-based compensation	23.5	25.0	16.6
Loss on early extinguishment of debt	—	—	15.2
Gain on sale of property and equipment	(1.1)	—	—
Gain on sale of investment	(10.3)	—	—
Amortization of bridge financing debt issuance costs	3.6	—	—
Pension and other post-retirement expense (income)	21.6	(61.4)	(9.5)
Pension and other post-retirement contributions	(6.5)	(5.5)	(6.5)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(21.3)	(45.9)	(104.2)
Inventories	20.1	(34.7)	(74.0)
Other current assets	(12.9)	13.4	(7.6)
Accounts payable	(2.1)	(4.7)	73.7
Employee compensation and benefits	—	(2.1)	43.6
Other current liabilities	(1.0)	18.1	59.3
Other non-current assets and liabilities	(15.4)	(8.0)	4.2
Net cash provided by (used for) operating activities	528.1	394.6	373.3
Investing activities
Capital expenditures	(71.0)	(45.9)	(39.5)
Proceeds from sale of property and equipment	7.5	2.0	0.6
Proceeds from sale of investment	14.1	—	—
Settlement of net investment hedge	4.8	—	—
Acquisitions, net of cash acquired	(1,120.1)	(8.6)	(235.1)
Net cash provided by (used for) investing activities	(1,164.7)	(52.5)	(274.0)
Financing activities
Net (repayments) receipts of revolving credit facility	—	(106.7)	72.1
Proceeds from long-term debt	800.0	200.0	300.0
Repayments of long-term debt	(101.1)	(10.0)	(318.7)
Settlement of cash flow hedge	4.5	10.0	—
Settlement of interest rate swap	—	—	9.6
Debt issuance costs	(11.2)	—	(5.4)
Premium paid on early extinguishment of debt	—	—	(15.2)
Dividends paid	(116.8)	(117.0)	(117.7)
Shares issued to employees, net of shares withheld	2.1	7.5	20.0
Repurchases of ordinary shares	(60.8)	(65.9)	(111.5)
Net cash provided by (used for) financing activities	516.7	(82.1)	(166.8)
Effect of exchange rate changes on cash and cash equivalents	7.5	(12.0)	(5.5)
Change in cash and cash equivalents	(112.4)	248.0	(73.0)
Cash and cash equivalents, beginning of year	297.5	49.5	122.5
Cash and cash equivalents, end of year	$185.1	$297.5	$49.5

Supplemental cash flow information
Cash paid for interest, net	$103.2	$49.2	$43.0
Cash paid for income taxes, net	$112.4	$87.3	$61.3
See accompanying notes to consolidated financial statements.

nVent Electric plc
Consolidated Statements of Changes in Equity

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2020	168.2	$1.7	$2,482.6	$20.7	$(95.2)	$2,409.8
Net income	—	—	—	272.9	—	272.9
Other comprehensive income (loss), net of tax	—	—	—	—	12.0	12.0
Dividends declared	—	—	—	(119.1)	—	(119.1)
Share repurchases	(3.5)	—	(116.1)	—	—	(116.1)
Exercise of options, net of shares tendered for payment	1.2	—	22.9	—	—	22.9
Issuance of restricted shares, net of cancellations	0.3	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(2.9)	—	—	(2.9)
Share-based compensation	—	—	16.6	—	—	16.6
Balance - December 31, 2021	166.1	$1.7	$2,403.1	$174.5	$(83.2)	$2,496.1
Net income	—	—	—	399.8	—	399.8
Other comprehensive income (loss), net of tax	—	—	—	—	(16.4)	(16.4)
Dividends declared	—	—	—	(117.0)	—	(117.0)
Share repurchases	(1.6)	—	(63.3)	—	—	(63.3)
Exercise of options, net of shares tendered for payment	0.5	—	12.5	—	—	12.5
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(5.0)	—	—	(5.0)
Share-based compensation	—	—	25.0	—	—	25.0
Balance - December 31, 2022	165.3	$1.7	$2,372.3	$457.3	$(99.6)	$2,731.7
Net income	—	—	—	567.1	—	567.1
Other comprehensive income (loss), net of tax	—	—	—	—	(4.4)	(4.4)
Dividends declared	—	—	—	(119.1)	—	(119.1)
Share repurchases	(1.2)	—	(58.8)	—	—	(58.8)
Exercise of options, net of shares tendered for payment	0.4	—	10.8	—	—	10.8
Issuance of restricted shares, net of cancellations	0.7	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(8.7)	—	—	(8.7)
Share-based compensation	—	—	23.5	—	—	23.5
Balance - December 31, 2023	165.1	$1.7	$2,339.1	$905.3	$(104.0)	$3,142.1
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
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time accounted for 76%, 76% and 73% of our revenue for the years ended December 31, 2023, 2022 and 2021, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 24%, 24% and 27% of our revenue for the years ended December 31, 2023, 2022 and 2021, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion ("the cost-to-cost method") or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long-term contracts, when estimates of total

nVent Electric plc
Notes to consolidated financial statements

costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
We use an output method to measure progress towards completion for certain of our Enclosures businesses, as this method appropriately depicts performance towards satisfaction of the performance obligation. Under the output method, revenue is recognized based on number of units produced.
We apply a practical expedient to expense incremental costs of obtaining a contract when incurred because the amortization period would be less than one year. These costs primarily relate to sales commissions and are recorded in Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income. Further, we do not adjust the promised amount of consideration for the effects of a significant financing component if we expect, at contract inception, that the period between when we transfer a promised good or service to a customer and when the customer pays for that good or service will be less than one year.
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
Shipping and handling costs
Amounts billed to customers for shipping and handling activities after the customer obtains control are treated as a separate performance obligation and recorded in Net sales in the Consolidated Statements of Operations and Comprehensive Income. Shipping and handling costs incurred by nVent for the delivery of goods to customers are considered a cost to fulfill the contract and are included in Cost of goods sold in the Consolidated Statements of Operations and Comprehensive Income.
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

nVent Electric plc
Notes to consolidated financial statements

Contract assets are recorded within Other current assets and contract liabilities are recorded within Other current liabilities in the Consolidated Balance Sheets.
Research and development
We conduct research and development activities primarily in our own facilities, which consist primarily of the development of new products, product applications and manufacturing processes.
Cash equivalents
We consider highly liquid investments with original maturities of three months or less at the date of acquisition to be cash equivalents.
Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts to reduce our receivables balance by the amount that is estimated to be uncollectible from our customers, or the expected loss. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, including write-offs and recoveries, periodic credit evaluations of our customers' financial situation and current circumstances, as well as reasonable and supportable forecasts of future economic conditions. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2023 or 2022.
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
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined in a similar manner, except that fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We recorded no material impairment expense in 2023, 2022 or 2021 related to long-lived assets.
The following table presents geographic Property, plant and equipment, net by region as of December 31:

In millions	2023	2022
U.S.	$222.5	$148.1
Mexico	52.4	39.0
EMEA (1)	85.6	72.2
Rest of World (2)	29.5	29.9
Consolidated	$390.0	$289.2
(1) EMEA includes Europe, Middle East, India and Africa
(2) Rest of World includes Canada, Asia-Pacific, Latin America and South America

nVent Electric plc
Notes to consolidated financial statements

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
There was no impairment expense recorded in 2023, 2022 or 2021 related to goodwill.
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
There was no impairment expense recorded in 2023, 2022 or 2021 related to identifiable intangible assets.
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

nVent Electric plc
Notes to consolidated financial statements

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
Earnings per ordinary share
Basic earnings per share are computed by dividing net income by the weighted-average number of ordinary shares outstanding. Diluted earnings per share are computed by dividing net income by the weighted-average number of ordinary shares outstanding including the dilutive effects of ordinary share equivalents, calculated using the treasury stock method.
Derivative financial instruments
We recognize all derivatives, including those embedded in other contracts, as either assets or liabilities at fair value in our Consolidated Balance Sheets. If the derivative is designated and is effective as a cash flow or fair value hedge, the effective portion of changes in the fair value of the derivative are recorded in Accumulated other comprehensive loss as a separate component of equity in the Consolidated Balance Sheets and is recognized in the Consolidated Statements of Operations and Comprehensive Income when the hedged item affects earnings. If the underlying hedged transaction ceases to exist or if the hedge becomes ineffective, all changes in fair value of the related derivatives that have not been settled are recognized in current earnings. Cash flows of the derivative financial instruments are classified consistent with the underlying hedged item. For a derivative that is not designated as or does not qualify as a hedge, changes in fair value are reported in earnings immediately.
Gains and losses on net investment hedges are included in Accumulated other comprehensive loss as a separate component of equity in the Consolidated Balance Sheets.
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
Foreign currency translation
The financial statements of subsidiaries located outside of the U.S. are generally measured using the local currency as the functional currency, except for certain corporate entities outside of the U.S. which are measured using USD. Assets and liabilities of these subsidiaries are translated at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resultant translation adjustments are included in Accumulated other comprehensive loss as a separate component of equity.

nVent Electric plc
Notes to consolidated financial statements

2.Revenue
Disaggregation of revenue
We disaggregate our revenue from contracts with customers by geographic location and vertical, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Year ended December 31, 2023
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
North America (1)	$1,135.1	$868.6	$379.6	$2,383.3
EMEA (2)	369.7	151.6	156.5	677.8
Asia-Pacific	98.3	34.4	58.2	190.9
Rest of World (3)	2.8	8.4	0.4	11.6
Total	$1,605.9	$1,063.0	$594.7	$3,263.6

	Year ended December 31, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
North America (1)	$1,057.6	$605.0	$379.7	$2,042.3
EMEA (2)	341.7	144.1	174.8	660.6
Asia-Pacific	101.2	33.9	58.4	193.5
Rest of World (3)	3.2	8.4	1.0	12.6
Total	$1,503.7	$791.4	$613.9	$2,909.0

	Year ended December 31, 2021
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
North America (1)	$813.4	$471.3	$305.7	$1,590.4
EMEA (2)	333.9	146.2	190.6	670.7
Asia-Pacific	95.1	33.0	62.4	190.5
Rest of World (3)	2.4	7.0	1.0	10.4
Total	$1,244.8	$657.5	$559.7	$2,462.0
(1) North America includes U.S., Canada and Mexico.
(2) EMEA includes Europe, Middle East, India and Africa.
(3) Rest of World includes Latin America and South America.
In the fourth quarter of 2023, based on benchmarking of industry peers and for purposes of how we assess performance, we updated the disaggregation categories on which we report revenue by geography. For comparability, we have recategorized revenue for the years ended December 31, 2022 and 2021 to conform to the new presentation. This recategorization of revenue by geography had no impact on our consolidated financial results.

nVent Electric plc
Notes to consolidated financial statements

Vertical net sales information was as follows:

	Year ended December 31, 2023
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$868.9	$123.4	$290.5	$1,282.8
Commercial & Residential	242.4	567.6	185.0	995.0
Infrastructure	468.9	327.9	27.8	824.6
Energy	25.7	44.1	91.4	161.2
Total	$1,605.9	$1,063.0	$594.7	$3,263.6

	Year ended December 31, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$832.0	$79.0	$301.3	$1,212.3
Commercial & Residential	223.3	398.9	201.7	823.9
Infrastructure	420.6	280.8	24.6	726.0
Energy	27.8	32.7	86.3	146.8
Total	$1,503.7	$791.4	$613.9	$2,909.0

	Year ended December 31, 2021
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$728.5	$67.8	$255.4	$1,051.7
Commercial & Residential	194.5	339.2	194.6	728.3
Infrastructure	307.5	223.4	23.4	554.3
Energy	14.3	27.1	86.3	127.7
Total	$1,244.8	$657.5	$559.7	$2,462.0
Contract balances
Contract assets and liabilities consisted of the following:

In millions	December 31, 2023	December 31, 2022	$ Change	% Change
Contract assets	$44.1	$45.6	$(1.5)	(3.3)%
Contract liabilities	27.1	22.7	4.4	19.4%
Net contract assets	$17.0	$22.9	$(5.9)	(25.8)%

In millions	December 31, 2022	December 31, 2021	$ Change	% Change
Contract assets	$45.6	$48.9	$(3.3)	(6.7)%
Contract liabilities	22.7	17.8	4.9	27.5%
Net contract assets	$22.9	$31.1	$(8.2)	(26.4)%
The $5.9 million and the $8.2 million decreases in net contract assets in 2023 and 2022, respectively, were primarily the result of timing of milestone payments. The majority of our contract liabilities at December 31, 2022 and 2021 were recognized in revenue as of December 31, 2023 and 2022, respectively. There were no material impairment losses recognized on our contract assets for the twelve months ended December 31, 2023 and 2022.
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On December 31, 2023, we had $17.2 million of remaining performance obligations on contracts with original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next twelve to eighteen months.

nVent Electric plc
Notes to consolidated financial statements

3.Restructuring
During 2023, 2022 and 2021, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Restructuring initiatives during the years ended December 31, 2023, 2022 and 2021 included a reduction in hourly and salaried headcount of approximately 155, 80 and 85 employees, respectively.
Restructuring related costs included in Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2023	2022	2021
Severance and related costs	$7.8	$5.2	$4.9
Other	5.0	1.2	3.9
Total restructuring costs	$12.8	$6.4	$8.8
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Years ended December 31
In millions	2023	2022	2021
Enclosures	$1.4	$3.5	$6.0
Electrical & Fastening Solutions	1.6	—	0.7
Thermal Management	8.9	0.6	1.4
Other	0.9	2.3	0.7
Consolidated	$12.8	$6.4	$8.8
Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2023	2022
Beginning balance	$2.4	$2.4
Costs incurred	7.8	5.2
Cash payments and other	(7.3)	(5.2)
Ending balance	$2.9	$2.4
4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2023	2022	2021
Net income	$567.1	$399.8	$272.9
Weighted average ordinary shares outstanding
Basic	165.6	166.3	167.9
Dilutive impact of stock options, restricted stock units and performance share units	2.6	2.0	1.8
Diluted	168.2	168.3	169.7
Earnings per ordinary share
Basic earnings per ordinary share	$3.42	$2.40	$1.63
Diluted earnings per ordinary share	$3.37	$2.38	$1.61
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.3	0.6	0.6

nVent Electric plc
Notes to consolidated financial statements

5.Acquisitions
ECM Industries Acquisition
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
The purchase price has been preliminarily allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the ECM Industries acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to the impacts associated with income taxes. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation.
The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the ECM Industries acquisition as previously reported as of September 30, 2023 and revised as of December 31, 2023:

In millions	As Previously Reported	As Revised
Cash	$45.7	$45.7
Accounts receivable	78.1	77.0
Inventories	104.0	104.2
Other current assets	4.9	4.9
Property, plant and equipment	75.9	75.3
Identifiable intangible assets	524.0	524.0
Goodwill	371.7	375.7
Other assets	16.7	17.0
Current liabilities	(51.4)	(53.9)
Other liabilities	(35.9)	(35.8)
Purchase price	$1,133.7	$1,134.1
The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $375.7 million, substantially all of which is expected to be deductible for income tax purposes. Goodwill recognized from the ECM Industries acquisition primarily reflects the future economic benefit resulting from synergies of our combined operations.
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
ECM Industries net sales and operating income for the period from the acquisition date to December 31, 2023 were $240.7 million and $31.4 million, respectively. ECM Industries operating income for the period from the acquisition date to December 31, 2023 includes $18.7 million of identifiable intangible asset amortization expense and $17.7 million of expense related to the fair market value inventory step-up.

nVent Electric plc
Notes to consolidated financial statements

The following table presents unaudited pro forma financial information as if the ECM Industries acquisition had occurred on January 1, 2022:

	Years ended December 31
In millions, except per share data	2023	2022
Pro forma net sales	$3,420.1	$3,316.5
Pro forma net income	597.5	364.5
Pro forma earnings per ordinary share
Basic	$3.61	$2.19
Diluted	3.55	2.17
The unaudited pro forma results include adjustments for the amortization of acquired intangible assets, depreciation for the fair value adjustment to acquisition-date fixed assets and interest expense on debt issued to finance the acquisition, as well as the related income tax impact.
The unaudited pro forma results for the year ended December 31, 2023 excludes the impact of $32.4 million of transaction-related charges, acquisition-related bridge financing costs and non-recurring expense related to the fair value inventory step-up. The results for the year ended December 31, 2022 were adjusted to include $32.7 million of transaction-related charges, acquisition-related bridge financing costs and non-recurring expense related to the fair market value inventory step-up.
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
Other acquisitions
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
The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $83.5 million, of which $50.0 million is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $78.0 million of definite-lived customer relationships with an estimated useful life of 16 years and $24.5 million of developed technology with an estimated useful life of 9 to 12 years.
On July 10, 2023, we acquired TEXA Industries for approximately $34.8 million in cash, subject to customary purchase price adjustments. TEXA Industries is an Italian manufacturer of industrial cooling applications that we will market as part of the nVent HOFFMAN product line within our Enclosures segment. We acquired $5.2 million of debt with the TEXA Industries acquisition, which we repaid in full in 2023.
The excess purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $11.3 million, none of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $12.4 million of definite-lived customer relationships with an estimated useful life of 13 years. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation.
The pro forma impact of these acquisitions is not material individually or in the aggregate.

nVent Electric plc
Notes to consolidated financial statements

6.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reporting unit were as follows:

In millions	December 31, 2022	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2023
Enclosures	$414.4	$11.3	$4.7	$430.4
Electrical & Fastening Solutions	1,052.0	375.7	—	1,427.7
Thermal Management	711.7	—	1.3	713.0
Total goodwill	$2,178.1	$387.0	$6.0	$2,571.1

In millions	December 31, 2021	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2022
Enclosures	$420.4	$0.2	$(6.2)	$414.4
Electrical & Fastening Solutions	1,052.0	—	—	1,052.0
Thermal Management	714.3	—	(2.6)	711.7
Total goodwill	$2,186.7	$0.2	$(8.8)	$2,178.1
There was no impairment expense recorded in 2023, 2022 or 2021 related to goodwill.
Identifiable intangible assets consisted of the following at December 31:

	2023			2022
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,684.8	$(599.3)	$1,085.5	$1,287.6	$(519.1)	$768.5
Proprietary technologies and patents	63.7	(20.8)	42.9	39.7	(15.2)	24.5
Other definite-life intangible assets	18.0	(4.8)	13.2	—	—	—
Total definite-life intangibles	1,766.5	(624.9)	1,141.6	1,327.3	(534.3)	793.0
Indefinite-life intangibles
Trade names	375.4	—	375.4	273.1	—	273.1
Total intangibles	$2,141.9	$(624.9)	$1,517.0	$1,600.4	$(534.3)	$1,066.1
Identifiable intangible asset amortization expense in 2023, 2022 and 2021 was $89.7 million, $70.7 million and $67.5 million, respectively. There was no impairment expense recorded in 2023, 2022 or 2021 related to trade names.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2024	2025	2026	2027	2028
Estimated amortization expense	$97.0	$94.5	$94.5	$94.4	$90.2

nVent Electric plc
Notes to consolidated financial statements

7.Supplemental Balance Sheet Information

	December 31
In millions	2023	2022
Inventories
Raw materials and supplies	$165.1	$112.9
Work-in-process	34.9	36.2
Finished goods	241.3	197.6
Total inventories	$441.3	$346.7
Other current assets
Contract assets	$44.1	$45.6
Prepaid expenses	44.7	44.9
Prepaid income taxes	10.5	4.1
Cross currency swap assets	—	14.5
Other current assets	20.9	3.4
Total other current assets	$120.2	$112.5
Property, plant and equipment, net
Land and land improvements	$39.6	$38.6
Buildings and leasehold improvements	217.4	180.5
Machinery and equipment	599.6	500.4
Construction in progress	37.2	34.7
Total property, plant and equipment	893.8	754.2
Accumulated depreciation and amortization	503.8	465.0
Total property, plant and equipment, net	$390.0	$289.2
Other non-current assets
Deferred compensation plan assets	$19.4	$16.7
Lease right-of-use assets	118.7	76.4
Deferred tax assets	179.2	16.3
Other non-current assets	30.2	30.2
Total other non-current assets	$347.5	$139.6
Other current liabilities
Dividends payable	$32.6	$30.4
Accrued rebates	90.7	98.4
Contract liabilities	27.1	22.7
Accrued taxes payable	54.0	34.5
Current lease liabilities	25.6	17.7
Accrued interest	11.2	6.5
Other current liabilities	62.6	62.9
Total other current liabilities	$303.8	$273.1
Other non-current liabilities
Income taxes payable	$28.2	$29.8
Deferred compensation plan liabilities	19.4	16.7
Non-current lease liabilities	98.4	63.7
Other non-current liabilities	33.8	14.5
Total other non-current liabilities	$179.8	$124.7

nVent Electric plc
Notes to consolidated financial statements

8. Accumulated Other Comprehensive Loss
Components of Accumulated other comprehensive loss consist of the following at December 31:

In millions	2023	2022
Cumulative translation adjustments	$(108.0)	$(118.5)
Change in market value of derivative financial instruments, net of tax	4.0	18.9
Accumulated other comprehensive loss	$(104.0)	$(99.6)
9.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity year	December 31
	December 31, 2023		2023	2022
Revolving credit facility	N/A	2026	$—	$—
2021 Term loan facility	6.708%	2026	200.0	288.8
2023 Term loan facility	6.708%	2028	292.5	—
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Senior notes - fixed rate	2.750%	2031	300.0	300.0
Senior notes - fixed rate	5.650%	2033	500.0	—
Unamortized issuance costs and discounts	N/A	N/A	(11.8)	(5.6)
Total debt			1,780.7	1,083.2
Less: Current maturities and short-term borrowings			(31.9)	(15.0)
Long-term debt			$1,748.8	$1,068.2
Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance” or "Subsidiary Issuer"), a 100-percent owned subsidiary of nVent, issued $300.0 million aggregate principal amount of 3.950% senior notes due 2023 (the "2023 Notes") and $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes").
In November 2021, nVent Finance issued $300.0 million aggregate principal amount of 2.750% senior notes due 2031 (the "2031 Notes"). In December 2021, the Company redeemed the $300.0 million aggregate principal amount of the 2023 Notes. We incurred costs of $15.2 million related to the early extinguishment of the 2023 Notes, which was recorded as Loss on the early extinguishment of debt in the Consolidated Statements of Operations and Comprehensive Income.
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

nVent Electric plc
Notes to consolidated financial statements

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
As of December 31, 2023, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
Borrowings under the Senior Credit Facilities bear interest at a rate equal to an adjusted base rate, the Secured Overnight Financing Rate ("SOFR"), Euro Interbank Offer Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”), plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating.
In April 2023, nVent and nVent Finance entered into a loan agreement providing for another unsecured term loan facility of $300.0 million for five-years (the "2023 Term Loan Facility"), which was used to fund the acquisition of ECM Industries. The 2023 Term Loan Facility bears interest at a rate equal to an adjusted base rate or adjusted term SOFR plus an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities and the 2023 Term Loan Facility, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each, a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance’s election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions, which we elected in connection with the acquisition of ECM Industries in May 2023 for each of the next four fiscal quarters beginning in the second quarter of 2023) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities and the 2023 Term Loan Facility also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of December 31, 2023, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding at December 31, 2023, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

In millions	2024	2025	2026	2027	2028	Thereafter	Total
Contractual debt obligation maturities	$31.9	$37.5	$179.4	$22.5	$721.2	$800.0	$1,792.5

nVent Electric plc
Notes to consolidated financial statements

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
At December 31, 2023 and 2022, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $146.8 million and $145.7 million, respectively. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Cross currency swaps
At December 31, 2023 and 2022, we had outstanding cross currency swap agreements with a combined notional amount of $330.8 million and $345.1 million, respectively. The agreements are accounted for as either cash flow hedges or fair value hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. As of December 31, 2023 and 2022, we had deferred foreign currency loss of $3.5 million and gain of $18.9 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.
In the second quarter of 2023, a cash flow hedge instrument and a net investment hedge instrument each reached maturity, resulting in settlement amounts reflected as a component of financing and investing cash inflows in the amount of $4.5 million and $3.1 million, respectively. Upon maturity of the previous agreement, we entered into a new net investment hedge with a gross notional U.S. dollar equivalent amount of $66.1 million. This net investment hedge was then settled early in the fourth quarter of 2023, resulting in a $1.7 million settlement, which is reflected as a component of investing cash inflows. Subsequent to the termination, we entered into a new net investment hedge of certain Euro-denominated subsidiaries to manage exposure to fluctuations in the Euro-U.S. dollar exchange rate with a gross notional U.S. dollar equivalent amount of $126.5 million.
In the third quarter of 2022, as a result of an early settlement of a cross currency swap instrument, $10.0 million of cash inflows has been reflected as a component of financing cash flows and $0.3 million of expense was recorded to Selling, general and administrative expense from Accumulated other comprehensive loss. We entered into a cross currency swap with a gross notional U.S. dollar equivalent amount of $121.0 million to replace the terminated agreement, which we designated as a fair value hedge to offset foreign currency risk associated with Euro-denominated intercompany debt.
Interest rate swaps
We are also exposed to interest rate risk fluctuations in connection with the planned issuance of long-term debt. To manage the volatility related to this exposure, we may use forward starting interest rate swaps to fix a portion of the interest cost associated with anticipated future financings. In 2020, we entered into a forward starting interest rate swap to hedge the variability of cash flows attributable to changes in the benchmark swap interest rate, London Interbank Offered Rate ("LIBOR"), associated with the anticipated refinancing of the 2023 Notes. The interest rate swap contract had a notional amount of $200 million, and was settled in the fourth quarter of 2021 in conjunction with the issuance of the 2031 Notes. Accordingly, cash flows of $9.6 million relating to the settlement of interest rate swaps hedging the forecasted issuance of debt have been reflected as a component of financing cash flows. The resulting gain from the settlement is deferred to Accumulated other comprehensive loss, and is being reclassified to interest expense over the term of the 2031 Notes (underlying debt).

nVent Electric plc
Notes to consolidated financial statements

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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2023		2022
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$492.5	$492.5	$288.8	$288.8
Fixed rate debt	1,300.0	1,261.6	800.0	717.7
Total debt	$1,792.5	$1,754.1	$1,088.8	$1,006.5
Financial assets and liabilities measured at fair value on a recurring basis at December 31 were as follows:

Recurring fair value measurements	2023
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(21.7)	$—	$—	$(21.7)
Cross currency swap assets	—	3.9	—	—	3.9
Foreign currency contract liabilities	—	(0.8)	—	—	(0.8)
Foreign currency contract assets	—	2.1	—	—	2.1
Deferred compensation plan assets	13.3	—	—	6.1	19.4
Total recurring fair value measurements	$13.3	$(16.5)	$—	$6.1	$2.9

Recurring fair value measurements	2022
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(4.8)	$—	$—	$(4.8)
Cross currency swap assets	—	22.4	—	—	22.4
Foreign currency contract liabilities	—	(1.5)	—	—	(1.5)
Foreign currency contract assets	—	0.5	—	—	0.5
Deferred compensation plan assets	11.8	—	—	4.9	16.7
Total recurring fair value measurements	$11.8	$16.6	$—	$4.9	$33.3

nVent Electric plc
Notes to consolidated financial statements

11.Income Taxes
Income before income taxes consisted of the following:

	Years ended December 31
In millions	2023	2022	2021
Federal (1)	$(15.1)	$(23.4)	$(23.7)
International (2)	514.6	496.0	344.4
Income before income taxes	$499.5	$472.6	$320.7
(1)"Federal" reflects U.K. loss before income taxes.
(2)"International" reflects non-U.K. income before income taxes.
The provision (benefit) for income taxes consisted of the following:

	Years ended December 31
In millions	2023	2022	2021
Currently payable
International (1)	$110.1	$86.9	$66.2
Total current taxes	110.1	86.9	66.2
Deferred
Federal (2)	2.0	(1.6)	0.1
International (1)	(179.7)	(12.5)	(18.5)
Total deferred taxes	(177.7)	(14.1)	(18.4)
Total provision (benefit) for income taxes	$(67.6)	$72.8	$47.8
(1)"International" represents non-U.K. taxes.
(2)"Federal" represents U.K. taxes.
Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2023	2022	2021
Federal statutory income tax rate (1)	23.5%	19.0%	19.0%
Tax effect of international operations (2)	(4.1)	—	(6.7)
Change in valuation allowances	0.3	(3.7)	2.1
Withholding taxes	0.3	0.3	0.7
Change in tax basis of foreign assets	(14.4)	—	—
Recognition of foreign income tax loss carryforwards	(18.7)	—	—
Excess tax benefits on stock-based compensation	(0.4)	(0.2)	(0.2)
Effective tax rate	(13.5)%	15.4%	14.9%
(1)The U.K. changed its tax rate to 25% effective April 1, 2023; the statutory rate reflects the U.K statutory rate of 23.5% for 2023, and 19.0% for 2022 and 2021.
(2)The tax effect of international operations consists of non-U.K. jurisdictions.
In 2023, we recorded a non-cash income tax benefit of $72.0 million related to a step up in tax basis of intangible assets in Switzerland, partially offset by valuation allowances of $12.0 million. The assets are amortizable starting in 2024, and the amortization period varies based on the nature of the underlying assets from which the values were derived. We also recorded a non-cash income tax benefit of $93.2 million related to foreign income tax loss carryforwards resulting from tax-deductible statutory losses in Luxembourg. While the tax loss carryforward period is definite lived, we anticipate that we will have sufficient future sources of income to fully utilize the tax loss carryforwards such that a valuation allowance is not required.

nVent Electric plc
Notes to consolidated financial statements

Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2023	2022	2021
Beginning balance	$13.4	$15.6	$17.1
Gross increases for tax positions in prior periods	0.5	0.1	0.5
Gross decreases for tax positions in prior periods	(1.3)	(1.2)	(0.9)
Gross increases based on tax positions related to the current year	1.7	1.2	1.1
Gross decreases related to settlements with taxing authorities	(0.2)	(2.3)	(1.4)
Reductions due to statute expiration	(0.3)	(0.4)	(0.3)
Gross increases (decreases) due to currency fluctuations	0.1	0.4	(0.5)
Ending balance	$13.9	$13.4	$15.6
We record gross unrecognized tax benefits in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Included in the $13.9 million of total gross unrecognized tax benefits as of December 31, 2023 was $12.4 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross unrecognized tax benefits as of December 31, 2023 may decrease by a range of zero to $3.7 million during 2024, primarily as a result of the resolution of non-U.K. examinations and the expiration of various statutes of limitations.
Based on the outcome of tax examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. A number of tax periods from 2014 to present are under audit by tax authorities in various jurisdictions, including Canada, Germany, India, Japan, The Netherlands and certain U.S. states. We anticipate that several of these audits may be concluded in the foreseeable future.
We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Net interest expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2023 and 2022, we have liabilities of $2.1 million and $2.0 million, respectively, for the possible payment of penalties and $2.3 million and $2.2 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.
For 2023, we consider substantially all foreign earnings to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.
Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as "temporary differences." We record the tax effect of these temporary differences as "deferred tax assets" (generally items that can be used as a tax deduction or credit in future periods) and "deferred tax liabilities" (generally items for which we received a tax deduction but the tax impact has not yet been recorded in the Consolidated Statements of Operations and Comprehensive Income).
Deferred taxes were recorded in the Consolidated Balance Sheets at December 31 as follows:

In millions	2023	2022
Other non-current assets	$179.2	$16.3
Deferred tax liabilities	204.4	199.6
Net deferred tax liabilities	$25.2	$183.3

nVent Electric plc
Notes to consolidated financial statements

The tax effects of the major items recorded as deferred tax assets and liabilities at December 31 were as follows:

In millions	2023	2022
Deferred tax assets
Accrued liabilities and reserves	$22.2	$14.2
Pension and other post-retirement compensation and benefits	15.6	12.8
Employee compensation and benefits	25.9	23.0
Tax loss and credit carryforwards	209.4	115.0
Other intangibles	72.0	—
Interest limitation	25.4	28.1
Other assets	33.0	17.8
Total deferred tax assets	403.5	210.9
Valuation allowance	119.6	114.8
Deferred tax assets, net of valuation allowance	283.9	96.1
Deferred tax liabilities
Property, plant and equipment	27.1	17.0
Goodwill and other intangibles	256.7	246.0
Other liabilities	25.3	16.4
Total deferred tax liabilities	309.1	279.4
Net deferred tax liabilities	$25.2	$183.3
Included in tax loss and credit carryforwards in the table above is a deferred tax asset of $3.1 million as of December 31, 2023 related to foreign tax credit carryover from the tax period ended December 31, 2017 and related to transition taxes. The entire amount is subject to a valuation allowance. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2027.
As of December 31, 2023, tax loss carryforwards of $830.0 million were available to offset future income. A valuation allowance of $98.4 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses relate to non-U.S. carryforwards which are subject to varying expiration periods. Non-U.S. carryforwards of $349.6 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2024.
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
Notes to consolidated financial statements

Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and a post-retirement health plan as of and for the years ended December 31:

	Pension plans		Post-retirement health plan
In millions	2023	2022	2023	2022
Change in benefit obligations
Benefit obligation beginning of year	$133.6	$213.4	$12.8	$16.9
Service cost	2.2	2.6	0.1	0.1
Interest cost	5.8	3.1	0.6	0.4
Actuarial loss (gain)	15.9	(67.4)	(0.1)	(3.7)
Foreign currency translation	5.9	(13.6)	—	—
Benefits paid	(4.3)	(4.5)	(0.9)	(0.9)
Benefit obligation end of year	$159.1	$133.6	$12.5	$12.8
Change in plan assets
Fair value of plan assets beginning of year	$27.7	$33.1	$—	$—
Actual return on plan assets	2.8	(3.5)	—	—
Company contributions	5.6	4.6	0.9	0.9
Foreign currency translation	1.2	(2.0)	—	—
Benefits paid	(4.3)	(4.5)	(0.9)	(0.9)
Fair value of plan assets end of year	$33.0	$27.7	$—	$—
Funded status
Fair value of plan assets end of year	$33.0	$27.7	$—	$—
Benefit obligation end of year	159.1	133.6	12.5	12.8
Benefit obligations in excess of the fair value of plan assets	$(126.1)	$(105.9)	$(12.5)	$(12.8)
The actuarial loss and gain during 2023 and 2022, respectively, are primarily attributable to the changes in discount rates from the prior year.
Amounts recorded in the Consolidated Balance Sheets at December 31 were as follows:

	Pension plans		Post-retirement health plan
In millions	2023	2022	2023	2022
Other non-current assets	$5.1	$4.0	$—	$—
Current liabilities	(4.6)	(4.2)	(1.2)	(1.2)
Non-current liabilities	(126.6)	(105.7)	(11.3)	(11.6)
Benefit obligations in excess of the fair value of plan assets	$(126.1)	$(105.9)	$(12.5)	$(12.8)
The accumulated benefit obligation for all defined benefit plans was $155.4 million and $130.0 million at December 31, 2023 and 2022, respectively.
 Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2023	2022	2023	2022
Projected benefit obligation	$149.0	$123.8	$134.8	$108.4
Fair value of plan assets	17.8	14.0	6.1	0.9
Accumulated benefit obligation	N/A	N/A	134.0	107.9

nVent Electric plc
Notes to consolidated financial statements

Components of net periodic benefit expense (income) for our pension plans were as follows for the years ended December 31:

In millions	2023	2022	2021
Service cost	$2.2	$2.6	$3.2
Interest cost	5.8	3.1	2.8
Expected return on plan assets	(1.4)	(1.2)	(1.1)
Net actuarial loss (gain)	14.5	(62.7)	(13.7)
Net periodic benefit expense (income)	$21.1	$(58.2)	$(8.8)
Components of net periodic benefit expense (income) for our post-retirement health plan for the years ended December 31, 2023, 2022 and 2021 were not material.
Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension plans			Post-retirement health plan
Percentages	2023	2022	2021	2023	2022	2021
Discount rate	3.51%	4.24%	1.55%	4.94%	5.19%	2.65%
Rate of compensation increase	3.40%	3.42%	2.96%	—	—	—
Weighted-average assumptions used to determine net periodic benefit expense (income) for years ended December 31 were as follows:

	Pension plans			Post-retirement health plan
Percentages	2023	2022	2021	2023	2022	2021
Discount rate	4.24%	1.55%	1.26%	5.19%	2.65%	2.17%
Expected long-term return on plan assets	4.76%	3.81%	3.64%	—	—	—
Rate of compensation increase	3.42%	2.96%	2.96%	—	—	—
Uncertainty in the securities markets and U.S. economy could result in investment returns less than those assumed. Should the securities markets decline or medical and prescription drug costs increase at a rate greater than assumed, we would expect increasing annual combined net pension and post-retirement health costs for the next several years. Should actual experience differ from actuarial assumptions, the projected pension benefit obligation and net pension cost and accumulated post-retirement benefit obligation and post-retirement benefit cost would be affected in future years.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rates on our pension plans ranged from 1.00% to 4.88%, 1.00% to 5.25% and 0.25% to 3.25% in 2023, 2022 and 2021, respectively. The discount rates are determined by matching high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. There are no known or anticipated changes in our discount rate assumptions that will materially impact our pension expense in 2024.
Expected rates of return
The expected rates of return on our pension plan assets ranged from 1.00% to 5.50%, 1.00% to 4.75% and 1.00% to 4.50% in 2023, 2022 and 2021, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
Pension plans assets
Objective
The primary objective of our investment strategy is to meet the pension obligation to our employees at a reasonable cost to us. This is primarily accomplished through growth of capital and safety of the funds invested.

nVent Electric plc
Notes to consolidated financial statements

Asset allocation
The majority of our pension plan assets are invested in fixed income and equity securities which is consistent with our investment policy goals. Actual investments for our pension plans as of December 31 were as follows:

	Actual
Percentages	2023	2022
Equity securities	45%	52%
Fixed income	34%	28%
Alternative investments	18%	16%
Cash equivalents	3%	4%
Fair value measurement
The fair values of our pension plan assets as of December 31 were as follows:

In millions	2023	2022
Cash equivalents	$0.9	$1.0
Fixed income:
Corporate and Non U.S. government	11.0	7.8
Other investments (alternative investments)	6.1	4.4
Total investments at fair value	$18.0	$13.2
Investments measured at net asset value (equity securities)	15.0	14.5
Total	$33.0	$27.7
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
Cash flows
Contributions
Pension and other post-retirement plan contributions totaled $6.5 million and $5.5 million in 2023 and 2022, respectively. The 2024 expected contributions will equal or exceed our minimum funding requirements of $7.3 million.
Estimated future benefit payments
The following benefit payments, which reflect expected future service or payout from termination, as appropriate, are expected to be paid by the plans in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

In millions	Pension plans	Post-retirement health plan
2024	$5.7	$1.2
2025	6.8	1.1
2026	6.3	1.1
2027	8.0	1.1
2028	9.0	1.0
2029-2033	45.8	4.6

nVent Electric plc
Notes to consolidated financial statements

Savings plan
nVent is the plan sponsor of a 401(k) retirement plan (nVent Management Company Retirement Savings and Incentive Plan or "401(k) plan") and employee share ownership plan (nVent Electric plc Employee Stock Purchase and Bonus Plan). The 401(k) plan covers certain union and all non-union U.S. employees who met certain age requirements. Under the 401(k) plan, eligible U.S. employees could voluntarily contribute a percentage of their eligible compensation, and we match contributions made by employees who met certain eligibility and service requirements. On January 1, 2021, the employer matching contributions were 60% of the first 5% of eligible compensation, and on July 1, 2021, the Company increased the employer matching contributions to 100% of the first 5% of eligible compensation. Expense for the 401(k) plan was $13.9 million, $12.5 million, and $8.6 million in 2023, 2022 and 2021, respectively.
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
During the year ended December 31, 2023, we repurchased 1.2 million of our ordinary shares for $58.8 million under the 2021 Authorization. During the year ended December 31, 2022, we repurchased 1.6 million of our ordinary shares for $63.3 million under the 2021 Authorization. As of December 31, 2023 and 2022, outstanding share repurchases recorded in Other current liabilities was zero and $2.0 million, respectively.
As of December 31, 2023, we had $81.8 million available for repurchases under the 2021 Authorization.
Dividends Payable
Dividends paid per ordinary share were $0.175 in each quarter, resulting in $0.70 for both the years ended December 31, 2023 and 2022.
On December 12, 2023, the Board of Directors declared a quarterly cash dividend of $0.19 that was paid on February 2, 2024 to shareholders of record at the close of business on January 19, 2024. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $32.6 million and $30.4 million at December 31, 2023 and 2022, respectively.
On February 20, 2024, the Board of Directors declared a quarterly cash dividend of $0.19 per ordinary share payable on May 10, 2024 to shareholders of record at the close of business on April 26, 2024.
14.Segment Information
We classify our operations into the following business segments based primarily on types of products offered and markets served:
•Enclosures—The Enclosures segment provides innovative solutions to help protect electronics and data in mission critical applications, including data solutions, that improve reliability and energy efficiency. Our standard and custom protective enclosures, cooling solutions and power distribution solutions help manage power and protect operating environments for mission critical applications in industrial, infrastructure, commercial and energy verticals.
•Electrical & Fastening Solutions—The Electrical & Fastening Solutions segment provides innovative solutions that connect and protect in power and data infrastructure. Our offerings enhance end-user safety, reduce installation time and provide resiliency for critical systems. Our power connections, fastening solutions, cable management solutions, grounding and bonding systems, tools and test instruments help provide efficiencies to contractors and provide resiliency for critical systems that are used across a wide range of verticals, including commercial and residential, infrastructure, industrial and energy.
•Thermal Management—The Thermal Management segment provides mission critical heat management solutions that protect people and assets and enhance process efficiency and performance. Our offerings help ensure critical safety, maximize uptime and deliver lower total cost of ownership. For industrial and energy, our products and solutions include heat tracing for freeze protection and process temperature maintenance and temperature control. For commercial, residential and infrastructure, we provide products such as pipe freeze protection, surface deicing, hot water temperature maintenance, floor heating, fire rated wiring and leak detection.

nVent Electric plc
Notes to consolidated financial statements

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
Financial information by reportable segment is included in the following summary:

	Net sales			Segment income (loss)
In millions	2023	2022	2021	2023	2022	2021
Enclosures	$1,605.9	$1,503.7	$1,244.8	$346.6	$256.0	$202.1
Electrical & Fastening Solutions	1,063.0	791.4	657.5	330.6	219.9	181.5
Thermal Management	594.7	613.9	559.7	138.5	140.8	121.2
Other	—	—	—	(95.1)	(93.1)	(69.0)
Consolidated	$3,263.6	$2,909.0	$2,462.0	$720.6	$523.6	$435.8
No customer accounted for more than 10% of net sales in 2023, 2022 or 2021.

	Identifiable assets			Depreciation
In millions	2023	2022	2021	2023	2022	2021
Enclosures	$1,319.3	$1,206.6	$1,192.9	$22.4	$20.5	$19.4
Electrical & Fastening Solutions	3,242.1	2,101.0	2,121.6	16.3	10.5	10.1
Thermal Management	1,245.2	1,257.7	1,275.3	8.0	7.4	7.2
Other	355.1	336.9	84.4	5.0	5.1	4.2
Consolidated	$6,161.7	$4,902.2	$4,674.2	$51.7	$43.5	$40.9

	Capital expenditures
In millions	2023	2022	2021
Enclosures	$38.1	$20.5	$18.3
Electrical & Fastening Solutions	20.7	12.9	11.6
Thermal Management	5.4	5.4	5.3
Other	6.8	7.1	4.3
Consolidated	$71.0	$45.9	$39.5
The following table presents a reconciliation of consolidated segment income to consolidated income before income taxes for the years ended December 31:

In millions	2023	2022	2021
Segment income	$720.6	$523.6	$435.8
Loss on early extinguishment of debt	—	—	(15.2)
Restructuring and other	(12.8)	(11.7)	(8.8)
Intangible amortization	(89.7)	(70.7)	(67.5)
Pension and other post-retirement mark-to-market (loss) gain	(13.9)	66.3	15.1
Acquisition transaction and integration costs	(13.0)	(0.8)	(4.1)
Inventory step-up amortization	(17.7)	—	—
Gain on sale of investment	10.3	—	—
Interest expense, net	(79.4)	(31.2)	(32.3)
Other income (expense)	(4.9)	(2.9)	(2.3)
Income before income taxes	$499.5	$472.6	$320.7

nVent Electric plc
Notes to consolidated financial statements

15.Share-Based Compensation
As of December 31, 2023, the Company had various share-based awards outstanding which were issued to executives and other eligible employees and directors. Awards with service conditions or both service and market conditions are expensed over the period during which an employee is required to provide service in exchange for the award. The Company estimates forfeitures as part of recording share-based compensation expense.
The Company’s long-term incentive program for awarding share-based compensation includes a combination of restricted stock, performance shares and stock options of the Company’s common stock pursuant to the nVent Electric plc 2018 Omnibus Incentive Plan (“2018 Omnibus Incentive Plan”). nVent's sole shareholder approved the 2018 Omnibus Incentive Plan in April 2018. The Company's shareholders approved a subsequent amendment to increase the shares authorized for issuance under the 2018 Omnibus Incentive Plan in May 2020. The 2018 Omnibus Incentive Plan authorizes the issuance of 18.5 million shares to settle awards. Our practice is to settle share-based awards by issuing new shares of common stock. Upon vesting, dividends that have accumulated during the vesting period are paid on earned awards.
Total share-based compensation expense for the years ended 2023, 2022 and 2021, was as follows:

In millions	2023	2022	2021
Restricted stock units	$11.3	$9.8	$8.7
Performance share units	7.7	11.1	4.1
Stock options	4.5	4.1	3.8
Total	$23.5	$25.0	$16.6
The total income tax benefit recognized for share-based compensation arrangements for the years ended December 31, 2023, 2022 and 2021 was $4.7 million, $2.7 million and $2.3 million, respectively.
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
The following table summarizes restricted stock unit activity for the year ended December 31, 2023:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2023	0.6	$30.32
Granted	0.3	45.97
Vested	(0.3)	29.81
Outstanding as of December 31, 2023	0.6	37.66
As of December 31, 2023, there was $8.6 million of unrecognized compensation expense related to RSUs granted, which is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of RSUs vested during the years ended December 31, 2023, 2022 and 2021, was $9.4 million, $9.2 million and $7.7 million, respectively.
Performance share units (“PSUs”)
Under the 2018 Omnibus Incentive Plan, the Company may award PSUs whose vesting is based on the satisfaction of a service period of three years and the achievement of certain performance metrics over that same period.
For PSU awards granted in 2023, 2022, and 2021 the awards vest based on the satisfaction of a three-year service period and total shareholder return (“TSR”) relative to the S&P 400 Industrials. Awards earned at the end of the three-year vesting period range from 0% to 200% of the targeted number of PSUs granted based on the ranking of TSR of the Company, assuming reinvestment of all dividends, relative to the S&P 400 Industrials. Expense is recognized over the period during which an employee is required to provide service in exchange for the award, and is recognized irrespective of the market condition being achieved.

nVent Electric plc
Notes to consolidated financial statements

The grant-date fair value of PSUs with market conditions was determined based upon a lattice model. The principal assumptions used in the lattice model include the expected share price volatility of the Company and members of the defined peer group (based on the most recent three-year period as of the grant date) and the risk-free interest rate (an estimate based on the yield of the U.S. Treasury yield curve in effect at the time of the grant for the expected term of the award). A summary of the assumptions used in determining the fair value of these PSUs is as follows:

	2023	2022	2021
Risk-free interest rate	4.66%	1.45%	0.24%
Expected share price volatility	51.5%	51.2%	50.7%
Grant-date fair value	$68.72	$42.82	$39.12
The following table summarizes PSU activity for the year ended December 31, 2023:

Shares in millions	Number of shares	Weighted average grant date fair value
Outstanding as of January 1, 2023	0.7	$32.74
Granted	0.1	68.72
Vested	(0.3)	25.70
Outstanding as of December 31, 2023	0.5	44.67
As of December 31, 2023, there was $8.7 million of unrecognized compensation expense related to performance share compensation arrangements granted under the 2018 Omnibus Incentive Plan. The expense is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of PSUs vested during the years ended December 31, 2023, 2022 and 2021, was $9.6 million, $4.5 million and zero, respectively.
Stock Options
Under the 2018 Omnibus Incentive Plan, the Company may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest one-third each year over a period of three years commencing on the grant date and expire ten years after the grant date.
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends, and using the following assumptions for the years ended December 31:

	2023	2022	2021
Risk-free interest rate	3.77%	1.50%	0.45%
Expected dividend yield	1.73%	1.96%	2.94%
Expected share price volatility	36.6%	33.3%	32.6%
Expected term (years)	6.5	6.2	6.5
Weighted-average grant-date fair value for options granted during the year	$16.56	$9.24	$6.13
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

nVent Electric plc
Notes to consolidated financial statements

The following table summarizes stock option activity for the year ended December 31, 2023:

Shares and intrinsic value in millions	Number of shares	Weighted average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic Value
Outstanding as of January 1, 2023	4.3	$24.78
Granted	0.3	46.15
Exercised	(0.5)	24.60
Outstanding as of December 31, 2023	4.1	26.36
Options exercisable as of December 31, 2023	3.3	23.78	4.5	$115.9
Options expected to vest as of December 31, 2023	0.8	36.52	8.2	18.3
As of December 31, 2023, there was $3.3 million of unrecognized compensation cost related to non-vested options expected to be recognized over a weighted-average period of 1.9 years. The total intrinsic value of options exercised for the years ended December 31, 2023, 2022, and 2021 was $10.4 million, $6.5 million and $15.4 million, respectively.
Cash received from option exercised for the years ended December 31, 2023, 2022 and 2021 was $10.8 million, $12.6 million and $22.9 million, respectively. The actual tax benefit realized for the tax deductions from options exercised totaled $1.7 million, $0.7 million and $1.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.
16.Leases
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
During the years ended December 31, 2023, 2022 and 2021, rent expense was $29.7 million, $25.9 million and $19.9 million, respectively, primarily related to operating lease costs. Costs associated with short-term leases, variable rent and subleases were immaterial.
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
The weighted average remaining lease term and weighted average discount rate were as follows:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term
Operating leases	6 years	6 years
Weighted average discount rate
Operating leases	4.9%	4.0%

nVent Electric plc
Notes to consolidated financial statements

Future lease payments under non-cancelable operating leases as of December 31, 2023 were as follows:

In millions
2024	$31.1
2025	28.1
2026	25.4
2027	21.4
2028	14.6
Thereafter	25.4
Total lease payments	146.0
Less imputed interest	(22.0)
Total reported lease liability	$124.0
Supplemental cash flow information related to operating leases was as follows:

	Year ended December 31
In millions	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$26.6	$22.7
Lease right-of-use assets obtained in exchange for new lease liabilities	66.4	20.3
Supplemental balance sheet information related to operating leases as of December 31 was as follows:

In millions	Classification	2023	2022
Assets
Lease right-of-use assets	Other non-current assets	$118.7	$76.4
Liabilities
Current lease liabilities	Other current liabilities	$25.6	$17.7
Non-current lease liabilities	Other non-current liabilities	98.4	63.7
Total lease liabilities		$124.0	$81.4
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of December 31, 2023 and 2022 was not material.

nVent Electric plc
Notes to consolidated financial statements

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
As of December 31, 2023 and 2022, the outstanding value of bonds, letters of credit and bank guarantees totaled $45.5 million and $38.0 million, respectively.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2023, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2023 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2023, we completed the acquisition of ECM Industries. As part of our ongoing integration activities associated with the ECM Industries acquisition, we are reviewing the internal controls and procedures of ECM Industries and working to augment our company-wide controls to reflect the risks inherent in the acquisition. There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.   OTHER INFORMATION
(b)
During the fourth quarter of 2023, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K), except as set forth in the table below.

Name	Jerry W. Burris
Title	Director
Type of trading arrangement	Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c).
Adoption date	11/15/2023* * The trading arrangement only permits transactions upon expiration of the applicable mandatory cooling-off period under Rule 10b5-1 under the Securities Act of 1934, as amended.
Duration of trading arrangement	The trading arrangement permits transactions through and including the earlier to occur of December 31, 2024 or the execution of all trades or expiration of all orders relating to such trades.
Aggregate number of shares to be sold	Up to 4,008 shares issuable upon the exercise of options to acquire shares pursuant to the trading arrangement.
ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2024 annual general meeting of shareholders under the captions "Proposal 1 Elect Director Nominees" and "Corporate Governance Matters," and is incorporated herein by reference.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2024 annual general meeting of shareholders under the captions "Corporate Governance Matters - Director Compensation," "Compensation and Human Capital Committee Report," "Compensation Discussion and Analysis," and "Executive Compensation Tables" and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2024 annual general meeting of shareholders under the caption "Security Ownership" and is incorporated herein by reference.
The following table summarizes, as of December 31, 2023, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2018 Omnibus Incentive Plan	5,209,731	(1)	$26.36	(2)	11,390,499	(3)
Total	5,209,731		$26.36		11,390,499
(1)Consists of 4,109,765 shares subject to stock options, 600,698 shares subject to restricted stock units and 499,268 shares subject to performance share awards.
(2)Represents the weighted average exercise price of outstanding stock options and does not take into account outstanding restricted stock units or performance share units.
(3)Represents securities remaining available for issuance under the 2018 Omnibus Incentive Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2024 annual general meeting of shareholders under the captions "Proposal 1 Elect Director Nominees - Director Independence" and "Corporate Governance Matters - The Board's Role and Responsibilities, Including Risk Oversight - Policies and Procedures Regarding Related Person Transactions" and is incorporated herein by reference.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2024 annual general meeting of shareholders under the caption "Proposal 3 Ratify, by Non-Binding Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditor of nVent Electric plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditor's Remuneration" and is incorporated herein by reference. Deloitte & Touche LLP (PCAOB ID no. 34) is our principal accountant.

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

4.6
Amendment No. 1, dated as of December 22, 2022, to Amended and Restated Credit Agreement, dated as of September 24, 2021, among nVent Electric plc, nVent Finance S.à r.l., Hoffman Schroff Holdings, Inc. and the lenders and agents party thereto (incorporated by reference to Exhibit 4.6 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 28, 2023 (File No. 001-38265)).

4.7	Description of Securities.

4.8	Loan Agreement, dated as of April 26, 2023, among nVent Electric plc, nVent Finance S.à r.l., and the lenders and agents party thereto (incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 27, 2023 (File No. 001-38265)).

4.9	Fifth Supplemental Indenture, dated as of May 3, 2023, among nVent Finance S.à r.l, nVent Electric plc, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on May 3, 2023 (File No. 001-38265)).

10.1	nVent Electric plc 2018 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A of nVent Electric plc filed with the Commission on March 31, 2020 (File No. 001-38265)).*

10.2	Form of Executive Officer Stock Option Award Agreement for grants prior to December 11, 2022 (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.3	Form of Executive Officer Restricted Stock Unit Award Agreement for grants prior to December 11, 2022 (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.4	Form of Executive Officer Performance Stock Unit Award Agreement for grants prior to December 11, 2022 (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.5	Description of nVent Electric plc Management Incentive Plan (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on October 27, 2023 (File No. 001-38265)).*

10.6	Form of Non-Employee Director Restricted Stock Unit Award Agreement for grants prior to December 11, 2022 (incorporated by reference to Exhibit 10.6 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 25, 2022 (File No. 001-38265)).*

10.7	Form of Key Executive Employment and Severance Agreement for Beth A. Wozniak, Michael B. Faulconer, Lynnette R. Heath, Jon D. Lammers, Aravind Padmanabhan, Joseph A. Ruzynski, Randolph A. Wacker, and Sara E. Zawoyski (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.8	nVent Electric plc Employee Stock Purchase and Bonus Plan, as amended and restated January 1, 2021 (incorporated by reference to Exhibit 10.8 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 23, 2021 (File No. 001-38265)).*

10.9	nVent Management Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.10	nVent Management Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.11	Flow Control Supplemental Savings and Retirement Plan (incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.12	Form of Deed of Indemnification for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.13	Form of Indemnification Agreement for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

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

10.18
nVent Management Company Severance Plan for Executives effective March 1, 2019, as amended and restated effective September 18, 2023 (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on October 27, 2023 (File No. 001-38265)).*

10.19
Form of Executive Officer Performance Stock Unit Award Agreement with Stock Price Vesting (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on April 29, 2021 (File No. 001-38265)).*

10.20	Form of Executive Officer Stock Option Award Agreement for grants on or after December 11, 2022 (incorporated by reference to Exhibit 10.20 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 28, 2023 (File No. 001-38265)).*

10.21	Form of Executive Officer Restricted Stock Unit Award Agreement for grants on or after December 11, 2022 (incorporated by reference to Exhibit 10.21 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 28, 2023 (File No. 001-38265)).*

10.22	Form of Executive Officer Performance Stock Unit Award Agreement for grants on or after December 11, 2022 (incorporated by reference to Exhibit 10.22 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 28, 2023 (File No. 001-38265)).*

10.23	Form of Non-Employee Director Restricted Stock Unit Award Agreement.*

10.24	Form of Key Executive Employment and Severance Agreement for Martha C. Bennett.*

21	List of nVent Electric plc subsidiaries.

22
Guarantors and Subsidiary Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 28, 2023 (File No. 001-38265)).

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	nVent Electric plc Recovery Policy.*

101
The following materials from nVent Electric plc's Annual Report on Form 10-K for the year ended December 31, 2023 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (ii) the Consolidated Balance Sheets as of December 31, 2023 and 2022, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021, (v) the Notes to the Consolidated Financial Statements, and (vi) the information included in Part II, ITEM 9B(b).

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.
ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2024.

NVENT ELECTRIC PLC

By	/s/ Sara E. Zawoyski
Sara E. Zawoyski
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 20, 2024.

Signature	Title
/s/ Beth A. Wozniak	Chief Executive Officer and Director
Beth A. Wozniak

/s/ Sara E. Zawoyski	Executive Vice President and Chief Financial Officer
Sara E. Zawoyski

/s/ Randolph A. Wacker	Senior Vice President, Chief Accounting Officer and Treasurer
Randolph A. Wacker

*	Director
Sherry A. Aaholm

*	Director
Jerry W. Burris

*	Director
Susan M. Cameron

*	Director
Michael L. Ducker

*	Director
Randall J. Hogan

*	Director
Danita K. Ostling

*	Director
Nicola Palmer

*	Director
Herbert K. Parker

*	Director
Greg Scheu

*By	/s/ Jon D. Lammers
Jon D. Lammers
Attorney-in-fact