Form 10-Q
period 2024-03-31
nVent Electric plc
filed 2024-05-03
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 31, 2024, 166,019,014 shares of the registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended
In millions, except per share data	March 31, 2024	March 31, 2023
Net sales	$874.6	$740.6
Cost of goods sold	519.1	437.4
Gross profit	355.5	303.2
Selling, general and administrative	175.5	162.4
Research and development	20.8	16.7
Operating income	159.2	124.1
Net interest expense	22.2	7.8
Other expense	1.2	1.2
Income before income taxes	135.8	115.1
Provision for income taxes	30.7	21.3
Net income	$105.1	$93.8
Comprehensive income, net of tax
Net income	$105.1	$93.8
Changes in cumulative translation adjustment	(12.0)	4.2
Changes in market value of derivative financial instruments, net of tax	3.4	(0.6)
Comprehensive income	$96.5	$97.4
Earnings per ordinary share
Basic	$0.64	$0.57
Diluted	$0.62	$0.56
Weighted average ordinary shares outstanding
Basic	165.5	165.3
Diluted	168.5	168.0
Cash dividends paid per ordinary share	$0.19	$0.175
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2024	December 31, 2023
In millions, except per share data
Assets
Current assets
Cash and cash equivalents	$211.4	$185.1
Accounts and notes receivable, net of allowances of $15.7 and $15.0, respectively	591.5	589.5
Inventories	441.1	441.3
Other current assets	129.9	120.2
Total current assets	1,373.9	1,336.1
Property, plant and equipment, net	383.5	390.0
Other assets
Goodwill	2,571.2	2,571.1
Intangibles, net	1,489.6	1,517.0
Other non-current assets	351.5	347.5
Total other assets	4,412.3	4,435.6
Total assets	$6,169.7	$6,161.7
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$33.8	$31.9
Accounts payable	263.2	275.7
Employee compensation and benefits	95.3	122.2
Other current liabilities	298.0	303.8
Total current liabilities	690.3	733.6
Other liabilities
Long-term debt	1,739.8	1,748.8
Pension and other post-retirement compensation and benefits	149.1	153.0
Deferred tax liabilities	202.3	204.4
Other non-current liabilities	175.9	179.8
Total liabilities	2,957.4	3,019.6
Equity
Ordinary shares $0.01 par value, 400.0 million authorized, 166.0 million and 165.1 million issued at March 31, 2024 and December 31, 2023, respectively	1.7	1.7
Additional paid-in capital	2,344.9	2,339.1
Retained earnings	978.3	905.3
Accumulated other comprehensive loss	(112.6)	(104.0)
Total equity	3,212.3	3,142.1
Total liabilities and equity	$6,169.7	$6,161.7
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2024	March 31, 2023
Operating activities
Net income	$105.1	$93.8
Adjustments to reconcile net income to net cash provided by (used for) operating activities
Depreciation	14.4	11.1
Amortization	25.2	17.6
Deferred income taxes	(0.2)	0.6
Share-based compensation	6.6	5.7
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(6.1)	20.8
Inventories	(7.9)	(17.3)
Other current assets	(12.1)	(13.5)
Accounts payable	(5.4)	(7.6)
Employee compensation and benefits	(26.1)	(30.2)
Other current liabilities	(3.3)	(9.3)
Other non-current assets and liabilities	(0.2)	(2.3)
Net cash provided by (used for) operating activities	90.0	69.4
Investing activities
Capital expenditures	(16.1)	(17.1)
Proceeds from sale of property and equipment	0.3	0.2
Net cash provided by (used for) investing activities	(15.8)	(16.9)
Financing activities
Repayments of long-term debt	(7.5)	(3.8)
Dividends paid	(31.9)	(29.3)
Shares issued to employees, net of shares withheld	(0.8)	(2.5)
Repurchases of ordinary shares	—	(15.2)
Net cash provided by (used for) financing activities	(40.2)	(50.8)
Effect of exchange rate changes on cash and cash equivalents	(7.7)	3.9
Change in cash and cash equivalents	26.3	5.6
Cash and cash equivalents, beginning of period	185.1	297.5
Cash and cash equivalents, end of period	$211.4	$303.1
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2023	165.1	$1.7	$2,339.1	$905.3	$(104.0)	$3,142.1
Net income	—	—	—	105.1	—	105.1
Other comprehensive income (loss), net of tax	—	—	—	—	(8.6)	(8.6)
Dividends declared	—	—	—	(32.1)	—	(32.1)
Exercise of options, net of shares tendered for payment	0.5	—	10.0	—	—	10.0
Issuance of restricted shares, net of cancellations	0.6	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(10.8)	—	—	(10.8)
Share-based compensation	—	—	6.6	—	—	6.6
March 31, 2024	166.0	$1.7	$2,344.9	$978.3	$(112.6)	$3,212.3

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2022	165.3	$1.7	$2,372.3	$457.3	$(99.6)	$2,731.7
Net income	—	—	—	93.8	—	93.8
Other comprehensive income (loss), net of tax	—	—	—	—	3.6	3.6
Dividends declared	—	—	—	(29.3)	—	(29.3)
Share repurchases	(0.3)	—	(13.2)	—	—	(13.2)
Exercise of options, net of shares tendered for payment	0.2	—	5.1	—	—	5.1
Issuance of restricted shares, net of cancellations	0.7	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(7.5)	—	—	(7.5)
Share-based compensation	—	—	5.7	—	—	5.7
March 31, 2023	165.7	$1.7	$2,362.4	$521.8	$(96.0)	$2,789.9
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
We are responsible for the unaudited condensed consolidated financial statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended March 31, 2024
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
North America (1)	$312.9	$241.0	$86.6	$640.5
EMEA (2)	103.1	38.8	40.1	182.0
Asia-Pacific	23.1	10.1	15.8	49.0
Rest of World (3)	0.8	2.3	—	3.1
Total	$439.9	$292.2	$142.5	$874.6

	Three months ended March 31, 2023
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
North America (1)	$275.0	$155.6	$89.2	$519.8
EMEA (2)	91.7	40.1	40.6	172.4
Asia-Pacific	24.0	8.1	13.9	46.0
Rest of World (3)	0.3	1.9	0.2	2.4
Total	$391.0	$205.7	$143.9	$740.6

(1) North America includes U.S., Canada and Mexico.
(2) EMEA includes Europe, Middle East, India and Africa.
(3) Rest of World includes Latin America and South America.
In the fourth quarter of 2023, based on benchmarking of industry peers and for purposes of how we assess performance, we updated the disaggregation categories on which we report revenue by geography. For comparability, we have recategorized revenue for the three months ended March 31, 2023 to conform to the new presentation. This recategorization of revenue by geography had no impact on our consolidated financial results.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Vertical net sales information was as follows:

	Three months ended March 31, 2024
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$230.6	$37.4	$72.0	$340.0
Commercial & Residential	61.4	159.9	40.8	262.1
Infrastructure	141.2	82.5	7.4	231.1
Energy	6.7	12.4	22.3	41.4
Total	$439.9	$292.2	$142.5	$874.6

	Three months ended March 31, 2023
In millions	Enclosures	Electrical & Fastening Solutions	Thermal Management	Total
Industrial	$218.6	$20.2	$70.8	$309.6
Commercial & Residential	58.6	99.4	41.8	199.8
Infrastructure	106.9	77.7	5.6	190.2
Energy	6.9	8.4	25.7	41.0
Total	$391.0	$205.7	$143.9	$740.6
Contract balances
Contract assets and liabilities consisted of the following:

In millions	March 31, 2024	December 31, 2023	$ Change	% Change
Contract assets	$49.1	$44.1	$5.0	11.3%
Contract liabilities	25.4	27.1	(1.7)	(6.3)%
Net contract assets	$23.7	$17.0	$6.7	39.4%
The $6.7 million increase in net contract assets from December 31, 2023 to March 31, 2024 was primarily the result of the timing of milestone invoicing. The majority of our contract liabilities at December 31, 2023 were recognized in revenue during the three months ended March 31, 2024. There were no material impairment losses recognized on our contract assets for the three months ended March 31, 2024 and 2023.
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On March 31, 2024, we had $29.5 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next twelve to eighteen months.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
3.Restructuring
During the three months ended March 31, 2024 and the year ended December 31, 2023, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
Restructuring related costs included in Selling, general and administrative expense in the Condensed Consolidated Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023
Severance and related costs	$0.9	$1.2
Other	0.4	2.8
Total restructuring costs	$1.3	$4.0
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023
Enclosures	$0.3	$0.6
Electrical & Fastening Solutions	0.6	0.2
Thermal Management	0.1	2.9
Other	0.3	0.3
Total	$1.3	$4.0
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated -Balance Sheets is summarized as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023
Beginning balance	$2.9	$2.4
Costs incurred	0.9	1.2
Cash payments and other	(1.5)	(2.0)
Ending balance	$2.3	$1.6

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per share data	March 31, 2024	March 31, 2023
Net income	$105.1	$93.8
Weighted average ordinary shares outstanding
Basic	165.5	165.3
Dilutive impact of stock options, restricted stock units and performance share units	3.0	2.7
Diluted	168.5	168.0
Earnings per ordinary share
Basic earnings per ordinary share	$0.64	$0.57
Diluted earnings per ordinary share	$0.62	$0.56
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.2	0.1
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
The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the ECM Industries acquisition as previously reported as of December 31, 2023 and revised as of March 31, 2024:

In millions	As Previously Reported	As Revised
Cash	$45.7	$45.7
Accounts receivable	77.0	77.0
Inventories	104.2	99.1
Other current assets	4.9	4.9
Property, plant and equipment	75.3	75.2
Identifiable intangible assets	524.0	524.0
Goodwill	375.7	379.5
Other assets	17.0	17.0
Current liabilities	(53.9)	(53.8)
Other liabilities	(35.8)	(34.5)
Purchase price	$1,134.1	$1,134.1
The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $379.5 million, substantially all of which is expected to be deductible for income tax purposes. Goodwill recognized from the ECM Industries acquisition primarily reflects the future economic benefit resulting from synergies of our combined operations.

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
The following table presents unaudited pro forma financial information as if the ECM Industries acquisition had occurred on January 1, 2022:

Three months ended
In millions, except per share date	March 31, 2023
Pro forma net sales	$847.1
Pro forma net income	96.2
Pro forma earnings per ordinary share
Basic	$0.58
Diluted	0.57
The unaudited pro forma net income includes adjustments for the amortization of acquired intangible assets, depreciation for the fair value adjustment to acquisition-date fixed assets and interest expense on debt issued to finance the acquisition, as well as the related income tax impact.
The unaudited pro forma net income for the three months ended March 31, 2023 excludes the impact of $2.5 million of transaction-related charges.
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
The excess purchase price over tangible net assets and identified intangible assets acquired has been preliminarily allocated to goodwill in the amount of $11.6 million, none of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $12.4 million of definite-lived customer relationships with an estimated useful life of 13 years. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to the impacts associated with income taxes and working capital accounts.
The pro forma impact of the TEXA Industries acquisition is not material.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
6.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2023	Acquisitions/ divestitures	Foreign currency translation/other	March 31, 2024
Enclosures	$430.4	$0.3	$(2.9)	$427.8
Electrical & Fastening Solutions	1,427.7	3.8	—	1,431.5
Thermal Management	713.0	—	(1.1)	711.9
Total goodwill	$2,571.1	$4.1	$(4.0)	$2,571.2
Identifiable intangible assets consisted of the following:

	March 31, 2024			December 31, 2023
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,681.9	$(620.1)	$1,061.8	$1,684.8	$(599.3)	$1,085.5
Proprietary technology and patents	63.5	(22.3)	41.2	63.7	(20.8)	42.9
Other finite-lived intangible assets	18.0	(6.8)	11.2	18.0	(4.8)	13.2
Total definite-life intangibles	1,763.4	(649.2)	1,114.2	1,766.5	(624.9)	1,141.6
Indefinite-life intangibles
Trade names	375.4	—	375.4	375.4	—	375.4
Total intangibles	$2,138.8	$(649.2)	$1,489.6	$2,141.9	$(624.9)	$1,517.0
Identifiable intangible asset amortization expense was $25.2 million and $17.6 million for the three months ended March 31, 2024 and 2023, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2024 and the next five years is as follows:

	Q2-Q4
In millions	2024	2025	2026	2027	2028	2029
Estimated amortization expense	$71.5	$94.3	$94.3	$94.2	$90.0	$77.5

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
7.Supplemental Balance Sheet Information

In millions	March 31, 2024	December 31, 2023
Inventories
Raw materials and supplies	$165.8	$165.1
Work-in-process	32.2	34.9
Finished goods	243.1	241.3
Total inventories	$441.1	$441.3
Other current assets
Contract assets	$49.1	$44.1
Prepaid expenses	48.4	44.7
Prepaid income taxes	7.0	10.5
Other current assets	25.4	20.9
Total other current assets	$129.9	$120.2
Property, plant and equipment, net
Land and land improvements	$39.2	$39.6
Buildings and leasehold improvements	219.1	217.4
Machinery and equipment	602.3	599.6
Construction in progress	31.6	37.2
Total property, plant and equipment	892.2	893.8
Accumulated depreciation and amortization	508.7	503.8
Total property, plant and equipment, net	$383.5	$390.0
Other non-current assets
Deferred compensation plan assets	$20.0	$19.4
Lease right-of-use assets	121.6	118.7
Deferred tax assets	178.6	179.2
Other non-current assets	31.3	30.2
Total other non-current assets	$351.5	$347.5
Other current liabilities
Dividends payable	$32.1	$32.6
Accrued rebates	76.4	90.7
Contract liabilities	25.4	27.1
Accrued taxes payable	44.8	54.0
Current lease liabilities	26.7	25.6
Accrued interest	26.0	11.2
Other current liabilities	66.6	62.6
Total other current liabilities	$298.0	$303.8
Other non-current liabilities
Income taxes payable	$28.1	$28.2
Deferred compensation plan liabilities	20.0	19.4
Non-current lease liabilities	100.5	98.4
Other non-current liabilities	27.3	33.8
Total other non-current liabilities	$175.9	$179.8

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
At March 31, 2024 and December 31, 2023, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $132.7 million and $146.8 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Income and Comprehensive Income was not material for any period presented.
Cross currency swaps
At March 31, 2024 and December 31, 2023, we had outstanding cross currency swap agreements with a combined notional amount of $322.6 million and $330.8 million, respectively. The agreements are accounted for as either cash flow hedges or fair value hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. At March 31, 2024 and December 31, 2023, we had deferred foreign currency gain of $0.1 million and loss of $3.5 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2024		December 31, 2023
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$485.0	$485.0	$492.5	$492.5
Fixed rate debt	1,300.0	1,241.9	1,300.0	1,261.6
Total debt	$1,785.0	$1,726.9	$1,792.5	$1,754.1
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	March 31, 2024
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(14.4)	$—	$—	$(14.4)
Cross currency swap assets	—	5.3	—	—	5.3
Foreign currency contract liabilities	—	(1.0)	—	—	(1.0)
Foreign currency contract assets	—	0.7	—	—	0.7
Deferred compensation plan assets	13.3	—	—	6.7	20.0
Total recurring fair value measurements	$13.3	$(9.4)	$—	$6.7	$10.6

Recurring fair value measurements	December 31, 2023
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(21.7)	$—	$—	$(21.7)
Cross currency swap assets	—	3.9	—	—	3.9
Foreign currency contract liabilities	—	(0.8)	—	—	(0.8)
Foreign currency contract assets	—	2.1	—	—	2.1
Deferred compensation plan assets	13.3	—	—	6.1	19.4
Total recurring fair value measurements	$13.3	$(16.5)	$—	$6.1	$2.9
9.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at March 31, 2024	Maturity Year	March 31, 2024	December 31, 2023
Revolving credit facility	N/A	2026	$—	$—
2021 Term loan facility	6.679%	2026	196.2	200.0
2023 Term loan facility	6.679%	2028	288.8	292.5
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Senior notes - fixed rate	2.750%	2031	300.0	300.0
Senior notes - fixed rate	5.650%	2033	500.0	500.0
Unamortized debt issuance costs and discounts	N/A	N/A	(11.4)	(11.8)
Total debt			1,773.6	1,780.7
Less: Current maturities and short-term borrowings			(33.8)	(31.9)
Long-term debt			$1,739.8	$1,748.8

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
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
As of March 31, 2024, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
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
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities and the 2023 Term Loan Facility, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions, which we elected in connection with the acquisition of ECM Industries in May 2023 for each of the next four fiscal quarters beginning in the second quarter of 2023) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities and the 2023 Term Loan Facility also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of March 31, 2024, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding at March 31, 2024, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

	Q2-Q4
In millions	2024	2025	2026	2027	2028	2029	Thereafter	Total
Contractual debt obligation maturities	$24.4	$37.5	$179.4	$22.5	$721.2	$—	$800.0	$1,785.0
10.Income Taxes
The effective income tax rate for the three months ended March 31, 2024 was 22.6% compared to 18.5% for the three months ended March 31, 2023. The liability for uncertain tax positions was $13.8 million and $13.9 million at March 31, 2024 and December 31, 2023, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income, which is consistent with our past practices.
The Organization for Economic Co-operation and Development introduced an international tax framework under Pillar II (the "Pillar II framework") which includes a global minimum tax of 15%. The Pillar II framework has been implemented by several jurisdictions, including jurisdictions in which we operate, with effect from January 1, 2024, which resulted in an increase to our effective tax rate in the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
11.Shareholders' Equity
Share repurchases
On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 and expires on July 22, 2024.
During the three months ended March 31, 2024, we did not repurchase ordinary shares under the 2021 Authorization. During the three months ended March 31, 2023, we repurchased 0.3 million of our ordinary shares for $13.2 million under the 2021 Authorization.
As of March 31, 2024, we had $81.8 million available for share repurchases under the 2021 Authorization.
Dividends payable
On February 19, 2024, the Board of Directors declared a quarterly cash dividend of $0.19 per ordinary share payable on May 10, 2024, to shareholders of record at the close of business on April 26, 2024. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $32.1 million and $32.6 million at March 31, 2024 and December 31, 2023, respectively.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
12.Segment Information
We evaluate performance based on net sales and segment income (loss) and use a variety of ratios to measure performance of our reporting segments. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented. Segment income (loss) represents operating income exclusive of intangible amortization, acquisition related costs, costs of restructuring activities, impairments and other unusual non-operating items.
Financial information by reportable segment is as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023
Net sales
Enclosures	$439.9	$391.0
Electrical & Fastening Solutions	292.2	205.7
Thermal Management	142.5	143.9
Total	$874.6	$740.6
Segment income (loss)
Enclosures	$94.8	$82.5
Electrical & Fastening Solutions	85.2	61.3
Thermal Management	31.8	30.9
Other	(19.5)	(26.7)
Total	$192.3	$148.0
The following table presents a reconciliation of segment income to income before income taxes:

	Three months ended
In millions	March 31, 2024	March 31, 2023
Segment income	$192.3	$148.0
Restructuring and other	(1.3)	(4.0)
Intangible amortization	(25.2)	(17.6)
Acquisition transaction and integration costs	(6.6)	(2.3)
Net interest expense	(22.2)	(7.8)
Other expense	(1.2)	(1.2)
Income before income taxes	$135.8	$115.1
13.Share-Based Compensation
Total share-based compensation expense for the three months ended March 31, 2024 and 2023, was as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023
Restricted stock units	$3.3	$2.7
Performance share units	2.0	2.0
Stock options	1.3	1.0
Total	$6.6	$5.7

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
In the first quarter of 2024, we issued our annual share-based compensation grants under the 2018 Omnibus Incentive Plan to eligible employees. The total number of awards issued was approximately 0.6 million, of which 0.2 million were restricted stock units ("RSUs"), 0.1 million were performance share units ("PSUs") and 0.3 million were stock options. The weighted-average grant date fair value of the RSUs, PSUs and stock options issued was $68.74, $103.93 and $27.16, respectively.
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends, and using the following assumptions:

2024 Annual Grant
Risk-free interest rate	4.06%
Expected dividend yield	1.27%
Expected share price volatility	37.1%
Expected term (years)	6.8
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of March 31, 2024 and December 31, 2023 was not material.
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
As of March 31, 2024 and December 31, 2023, the outstanding value of bonds, letters of credit and bank guarantees totaled $42.7 million and $45.5 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "forecasts," "should," "would," "could," "positioned," "strategy," "future," "are confident," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these factors are adverse effects on our business operations or financial results, including due to the overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions, including the ECM Industries and other recent acquisitions; competition and pricing pressures in the markets we serve, including the impacts of tariffs; volatility in currency exchange rates, interest rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; inability to mitigate material and other cost inflation; risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging and transportation; increased risks associated with operating foreign businesses, including risks associated with military conflicts, such as that between Russia and Ukraine, and related sanctions; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and ITEM 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across three segments: Enclosures, Electrical & Fastening Solutions and Thermal Management, which represented approximately 50%, 34% and 16% of total revenues during the first three months of 2024, respectively.
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
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2023 and the first three months of 2024 and will likely impact our results in the future:
•During 2023 and the first three months of 2024, we have experienced inflationary increases, primarily related to labor and raw material costs. While we have taken pricing actions and we have implemented and plan to continue to implement productivity improvements that could help offset these cost increases, we expect inflationary cost increases to continue in the remainder of 2024, which could negatively impact our results of operations.
•Our global operations make our effective tax rate sensitive to significant tax law changes. The Organization for Economic Co-operation and Development introduced an international tax framework under Pillar II (the "Pillar II framework") which includes a global minimum tax of 15%. The Pillar II framework has been implemented by several jurisdictions, including jurisdictions in which we operate, with effect from January 1, 2024, which resulted in an increase to our effective tax rate in 2024. We will continue to monitor these developments as more countries in which we operate adopt legislation and provide guidance.
•The converging megatrends of the electrification of everything, sustainability and digitalization, including the increased use of artificial intelligence, have led to sales growth, particularly in the infrastructure vertical, which includes our data solutions business that is primarily in our Enclosures segment. We expect these megatrends to continue and further drive sales growth throughout 2024 and beyond.
•We have invested in innovation and new products, which contributed to sales growth across nVent. We expect continued investment in new products to further drive sales growth throughout 2024.
In 2024, our operating objectives include the following:
•Executing our Environmental, Social and Governance ("ESG") strategy focused on People, Products, Planet and Governance;
•Enhancing and supporting employee engagement, development and retention;
•Achieving differentiated revenue growth through focus on higher growth verticals, new products and innovation, global expansion and acquisitions;
•Integrating recent acquisitions with our existing operations;
•Optimizing our technological capabilities to increasingly generate innovative new and connected products and advance digital transformation;
•Driving operational excellence through lean and agile, with specific focus on our digital transformation and supply chain resiliency;
•Optimizing working capital through inventory initiatives across business segments and focused actions to align customer and vendor payment terms; and
•Deploying capital strategically to drive growth and value creation.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2024 and 2023 were as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023	$ change	% / point change
Net sales	$874.6	$740.6	$134.0	18.1%
Cost of goods sold	519.1	437.4	81.7	18.7%
Gross profit	355.5	303.2	52.3	17.2%
% of net sales	40.6%	40.9%		(0.3)	pts

Selling, general and administrative	175.5	162.4	13.1	8.1%
% of net sales	20.1%	21.9%		(1.8)	pts
Research and development	20.8	16.7	4.1	24.6%
% of net sales	2.4%	2.3%		0.1	pts

Operating income	159.2	124.1	35.1	28.3%
% of net sales	18.2%	16.8%		1.4	pts
Net interest expense	22.2	7.8	14.4	N.M.
Other expense	1.2	1.2	—	N.M.

Income before income taxes	135.8	115.1	20.7	18.0%
Provision for income taxes	30.7	21.3	9.4	44.1%
Effective tax rate	22.6%	18.5%		4.1	pts

Net income	$105.1	$93.8	$11.3	12.0%
N.M. Not Meaningful

Net sales
The components of the change in consolidated net sales from the prior period were as follows:

Three months ended March 31, 2024
over the prior year period
Volume	4.0%
Price	0.8
Organic growth	4.8
Acquisition	13.2
Currency	0.1
Total	18.1%
The 18.1 percent increase in net sales in the first quarter of 2024 from 2023 was primarily the result of:
•sales of $97.8 million in the first quarter of 2024 as a result of the ECM Industries and TEXA Industries acquisitions; and
•organic sales growth contribution of approximately 3.5% and 1.0% from our infrastructure and industrial businesses, respectively, which included increases in selling prices.
Gross profit
The 0.3 percentage point decrease in gross profit as a percentage of net sales in the first quarter of 2024 from 2023 was primarily the result of:
•inflationary increases, primarily related to labor costs, compared to 2023.
This decrease was partially offset by:
•higher sales volume resulting in increased leverage on fixed expenses in cost of goods sold; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.
Selling, general and administrative ("SG&A")
The 1.8 percentage point decrease in SG&A expense as a percentage of net sales in the first quarter of 2024 from 2023 was primarily the result of:
•higher sales volume resulting in increased leverage on fixed expenses; and
•savings generated from restructuring and other productivity initiatives.
This decrease was partially offset by:
•intangible amortization expense of $25.2 million in the first quarter of 2024 compared to $17.6 million in the first quarter of 2023, as a result of the ECM Industries and TEXA Industries acquisitions; and
•investments in capacity, new products and digital to drive growth.
Net interest expense
The increase in net interest expense in the first quarter of 2024 from 2023 was the result of:
•increased debt due to the acquisition of ECM Industries; and
•increased variable interest rates compared to the same periods of the prior year.
Provision for income taxes
The 4.1 percentage point increase in the effective tax rate in the first quarter of 2024 from 2023 was primarily the result of:
•the enactment of the Pillar II global minimum tax framework, effective January 1, 2024 in certain jurisdictions in which we operate; and
•increased earnings in higher tax rate jurisdictions.

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
Enclosures
The net sales, segment income and segment income as a percentage of net sales for Enclosures were as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023	% / point change
Net sales	$439.9	$391.0	12.5%
Segment income	94.8	82.5	14.9%
% of net sales	21.6%	21.1%	0.5	pts
Net sales
The components of the change in Enclosures net sales from the prior period were as follows:

Three months ended March 31, 2024
over the prior year period
Volume	10.0%
Price	0.8
Organic growth	10.8
Acquisition	1.6
Currency	0.1
Total	12.5%
The 12.5 percent increase in Enclosures net sales in the first quarter of 2024 from 2023 was primarily the result of:
•organic sales growth contribution of approximately 9.0% from our infrastructure business, which included growth in the data solutions business, and 1.5% from our industrial business, which included selective increases in selling prices.
Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2024
	over the prior year period
Growth/acquisition	1.6	pts
Price	0.6
Currency	(0.3)
Net productivity	(1.4)
Total	0.5	pts
The 0.5 percentage point increase in segment income for Enclosures as a percentage of net sales in the first quarter of 2024 from 2023 was primarily the result of:
•higher sales volume resulting in increased leverage on fixed expenses.
This increase was partially offset by:
•inflationary increases, primarily related to labor costs, compared to 2023; and
•investments in capacity, new products and digital to drive growth.

Electrical & Fastening Solutions
The net sales, segment income and segment income as a percentage of net sales for Electrical & Fastening Solutions were as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023	% / point change
Net sales	$292.2	$205.7	42.1%
Segment income	85.2	61.3	39.0%
% of net sales	29.2%	29.8%	(0.6)	pts
Net sales
The components of the change in Electrical & Fastening Solutions net sales from the prior period were as follows:

Three months ended March 31, 2024
over the prior year period
Volume	(2.9)%
Price	0.3
Organic growth	(2.6)
Acquisition	44.4
Currency	0.3
Total	42.1%
The 42.1 percent increase in Electrical & Fastening Solutions net sales in the first quarter of 2024 from 2023 was primarily the result of:
•sales of $91.4 million in the first quarter of 2024 as a result of the ECM Industries acquisition; and
•organic sales growth contribution of approximately 1.0% from our commercial & residential business, which included selective increases in selling prices.
This increase was partially offset by:
•organic sales decline of approximately 4.5% from our infrastructure business, partially offset by selective increases in selling prices.
Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2024
	over the prior year period
Growth/acquisition	(0.9)	pts
Price	0.2
Currency	0.1
Total	(0.6)	pts
The 0.6 percentage point decrease in segment income for Electrical & Fastening Solutions as a percentage of net sales in the first quarter of 2024 from 2023 was primarily the result of:
•lower sales volume resulting in decreased leverage on fixed expenses;
•inflationary increases, primarily related to labor costs, compared to 2023; and
•investments in digital, selling and marketing to drive growth.
This decrease was partially offset by:
•increased productivity as a result of supply chain management and manufacturing efficiencies.

Thermal Management
The net sales, segment income and segment income as a percentage of net sales for Thermal Management were as follows:

	Three months ended
In millions	March 31, 2024	March 31, 2023	% / point change
Net sales	$142.5	$143.9	(1.0)%
Segment income	31.8	30.9	2.9%
% of net sales	22.3%	21.5%	0.8	pts
Net sales
The components of the change in Thermal Management net sales from the prior period were as follows:

Three months ended March 31, 2024
over the prior year period
Volume	(2.8)%
Price	1.8
Organic growth	(1.0)
Total	(1.0)%
The 1.0 percent decrease in Thermal Management net sales in the first quarter of 2024 from 2023 was primarily the result of:
•organic sales decline of approximately 2.5% from our energy business, partially offset by selective increases in selling prices.
This decrease was partially offset by:
•organic sales growth contribution of approximately 1.0% from our industrial business, which included selective increases in selling prices.
Segment income
The components of the change in Thermal Management segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2024
	over the prior year period
Price	1.4	pts
Net productivity	(0.6)
Total	0.8	pts
The 0.8 percentage point increase in segment income for Thermal Management as a percentage of net sales in the first quarter of 2024 from 2023 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases; and
•savings generated from restructuring and other productivity initiatives.
This increase was partially offset by:
•inflationary increases, primarily related to labor costs, compared to 2023; and
•lower sales volume resulting in decreased leverage on fixed expenses.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of March 31, 2024, we had $211.4 million of cash on hand, of which $38.4 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere and increased demand for Thermal Management products and services during the fall and winter months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities was $90.0 million in the first three months of 2024, which primarily reflects net income, net of non-cash depreciation, amortization, changes in deferred taxes, of $144.5 million, partially offset by a $60.9 million increase in net working capital.
Net cash provided by operating activities was $69.4 million in the first three months of 2023, which primarily reflects net income, net of non-cash depreciation, amortization and changes in deferred taxes, of $123.1 million, partially offset by a $57.1 million increase in net working capital.
Investing activities
Net cash used for investing activities of $15.8 million in the first three months of 2024 relates primarily to capital expenditures of $16.1 million.
Net cash used for investing activities of $16.9 million in the first three months of 2023 relates primarily to capital expenditures of $17.1 million.
Financing activities
Net cash used for financing activities of $40.2 million in the first three months of 2024 relates primarily to dividends paid of $31.9 million.
Net cash used for financing activities of $50.8 million in the first three months of 2023 relates primarily to dividends paid of $29.3 million and share repurchases of $15.2 million.
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
As of March 31, 2024, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
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
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities and the 2023 Term Loan Facility, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions, which we elected in connection with the acquisition of ECM Industries in May 2023 for each of the next four fiscal quarters beginning in the second quarter of 2023) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities and the 2023 Term Loan Facility also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of March 31, 2024, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Share repurchases
On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 and expires on July 22, 2024.
During the three months ended March 31, 2024, we did not repurchase ordinary shares under the 2021 Authorization. During the three months ended March 31, 2023, we repurchased 0.3 million of our ordinary shares for $13.2 million under the 2021 Authorization.
As of March 31, 2024, we had $81.8 million available for share repurchases under the 2021 Authorization.

Dividends
During the three months ended March 31, 2024, we paid dividends of $31.9 million, or $0.19 per ordinary share. During the three months ended March 31, 2023, we paid dividends of $29.3 million, or $0.175 per ordinary share.
On February 19, 2024, the Board of Directors declared a quarterly cash dividend of $0.19 per ordinary share payable on May 10, 2024, to shareholders of record at the close of business on April 26, 2024. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $32.1 million and $32.6 million at March 31, 2024 and December 31, 2023, respectively.
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
The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2024	March 31, 2023
Net cash provided by (used for) operating activities	$90.0	$69.4
Capital expenditures	(16.1)	(17.1)
Proceeds from sale of property and equipment	0.3	0.2
Free cash flow	$74.2	$52.5
CRITICAL ACCOUNTING ESTIMATES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2023 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.
There have been no material changes to our critical accounting policies and estimates from those previously disclosed in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2024. For additional information, refer to our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2024 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
As part of our ongoing integration activities after the ECM Industries acquisition, we are continuing to incorporate our controls and procedures into the ECM Industries business and to augment our company-wide controls. There was no other change in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments with respect to the legal proceedings previously disclosed in Item 3 of our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2024:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 27, 2024	2,146	$58.13	—	$81,754,255
January 28 - February 24, 2024	2,435	63.25	—	81,754,255
February 25 - March 31, 2024	153,727	68.33	—	81,754,255
Total	158,308		—
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
(d)On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization began on July 23, 2021 and expires on July 22, 2024. As of March 31, 2024, we had $81.8 million available for share repurchases under the 2021 Authorization.
ITEM 5.     OTHER INFORMATION
(c)
During the first quarter of 2024, none of our directors or Section 16 officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index to Form 10-Q for the Period Ended March 31, 2024

10.1	nVent Electric plc Non-Employee Director Compensation Policy.*

22	Guarantors and Subsidiary Issuers of Guaranteed Securities. (incorporated by reference to Exhibit 22 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 28, 2023 (File No. 001-38265)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and 2023, (v) Notes to Condensed Consolidated Financial Statements and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*    Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2024.

nVent Electric plc
Registrant

By	/s/ Sara E. Zawoyski
Sara E. Zawoyski
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President, Chief Accounting Officer and Treasurer