Form 10-Q
period 2024-09-30
nVent Electric plc
filed 2024-11-01
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-38265
nVent Electric plc

(Exact name of Registrant as specified in its charter)

Ireland	98-1391970
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 30, 2024, 164,815,776 shares of the registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
In millions, except per share data	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales	$782.0	$715.0	$2,253.9	$1,978.4
Cost of goods sold	470.9	425.9	1,344.3	1,179.7
Gross profit	311.1	289.1	909.6	798.7
Selling, general and administrative	161.8	148.4	450.7	413.3
Research and development	16.1	14.5	48.9	40.2
Operating income	133.2	126.2	410.0	345.2
Net interest expense	30.4	25.5	76.6	55.0
Gain on sale of investment	—	—	—	(10.2)
Other expense	1.2	1.3	3.3	3.6
Income before income taxes	101.6	99.4	330.1	296.8
Provision for income taxes	22.7	17.5	72.8	49.5
Net income from continuing operations	78.9	81.9	257.3	247.3
Income from discontinued operations, net of tax	26.1	23.6	63.8	64.9
Net income	$105.0	$105.5	$321.1	$312.2
Comprehensive income, net of tax
Net income	$105.0	$105.5	$321.1	$312.2
Changes in cumulative translation adjustment	16.5	(14.9)	(6.9)	(11.1)
Changes in market value of derivative financial instruments, net of tax	(3.8)	(1.1)	1.5	(6.0)
Comprehensive income	$117.7	$89.5	$315.7	$295.1
Earnings per ordinary share
Basic
Continuing operations	$0.47	$0.49	$1.55	$1.50
Discontinued operations	0.16	0.15	0.39	0.39
Basic earnings per ordinary share	$0.63	$0.64	$1.94	$1.89
Diluted
Continuing operations	$0.47	$0.49	$1.53	$1.47
Discontinued operations	0.15	0.14	0.38	0.39
Diluted earnings per ordinary share	$0.62	$0.63	$1.91	$1.86
Weighted average ordinary shares outstanding
Basic	165.6	165.8	165.7	165.6
Diluted	168.1	168.6	168.5	168.2
Cash dividends paid per ordinary share	$0.19	$0.175	$0.57	$0.525
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2024	December 31, 2023
In millions, except per share data
Assets
Current assets
Cash and cash equivalents	$137.1	$179.6
Accounts and notes receivable, net of allowances of $13.4 and $11.8, respectively	526.0	470.2
Inventories	366.2	360.2
Other current assets	132.9	72.5
Current assets held for sale	256.5	253.6
Total current assets	1,418.7	1,336.1
Property, plant and equipment, net	335.8	319.9
Other assets
Goodwill	2,232.0	1,858.1
Intangibles, net	1,618.3	1,350.5
Other non-current assets	329.9	302.6
Non-current assets held for sale	983.3	994.5
Total other assets	5,163.5	4,505.7
Total assets	$6,918.0	$6,161.7
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$37.5	$31.9
Accounts payable	243.4	239.8
Employee compensation and benefits	95.3	102.7
Other current liabilities	273.5	244.5
Current liabilities held for sale	126.5	114.7
Total current liabilities	776.2	733.6
Other liabilities
Long-term debt	2,220.7	1,748.8
Pension and other post-retirement compensation and benefits	140.1	140.4
Deferred tax liabilities	264.5	190.3
Other non-current liabilities	184.8	158.8
Non-current liabilities held for sale	48.0	47.7
Total liabilities	3,634.3	3,019.6
Equity
Ordinary shares $0.01 par value, 400.0 million authorized, 164.8 million and 165.1 million issued at September 30, 2024 and December 31, 2023, respectively	1.7	1.7
Additional paid-in capital	2,260.3	2,339.1
Retained earnings	1,131.1	905.3
Accumulated other comprehensive loss	(109.4)	(104.0)
Total equity	3,283.7	3,142.1
Total liabilities and equity	$6,918.0	$6,161.7
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2024	September 30, 2023
Operating activities
Net income	$321.1	$312.2
Less: Income from discontinued operations, net of tax	63.8	64.9
Net income from continuing operations	257.3	247.3
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Depreciation	37.8	30.2
Amortization	66.7	49.2
Deferred income taxes	0.3	(4.6)
Share-based compensation	20.1	16.3
Gain on sale of investment	—	(10.2)
Amortization of bridge financing debt issuance costs	2.2	3.6
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(10.3)	(57.4)
Inventories	0.3	8.5
Other current assets	(28.1)	(22.3)
Accounts payable	(11.7)	(10.8)
Employee compensation and benefits	(13.1)	2.0
Other current liabilities	2.6	(18.4)
Other non-current assets and liabilities	—	(0.9)
Net cash provided by (used for) operating activities of continuing operations	324.1	232.5
Net cash provided by (used for) operating activities of discontinued operations	94.4	59.1
Net cash provided by (used for) operating activities	418.5	291.6
Investing activities
Capital expenditures	(47.5)	(44.8)
Proceeds from sale of property and equipment	0.5	—
Proceeds from sale of investment	—	14.1
Settlement of net investment hedge	—	3.1
Acquisitions, net of cash acquired	(677.7)	(1,119.7)
Net cash provided by (used for) investing activities of continuing operations	(724.7)	(1,147.3)
Net cash provided by (used for) investing activities of discontinued operations	(5.6)	3.2
Net cash provided by (used for) investing activities	(730.3)	(1,144.1)
Financing activities
Proceeds from long-term debt	500.0	800.0
Repayments of long-term debt	(22.5)	(20.0)
Settlement of cash flow hedge	—	4.5
Debt issuance costs	(3.9)	(11.2)
Dividends paid	(95.3)	(87.6)
Shares issued to employees, net of shares withheld	(0.2)	1.6
Repurchases of ordinary shares	(100.0)	(15.2)
Net cash provided by (used for) financing activities	278.1	672.1
Effect of exchange rate changes on cash and cash equivalents	(4.0)	(3.8)
Change in cash and cash equivalents	(37.7)	(184.2)
Cash and cash equivalents, beginning of period	179.6	290.0
Cash and cash equivalents within assets held for sale, beginning of period	5.5	7.5
Less: Cash and cash equivalents within assets held for sale, end of period	10.3	5.4
Cash and cash equivalents, end of period	$137.1	$107.9
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2023	165.1	$1.7	$2,339.1	$905.3	$(104.0)	$3,142.1
Net income	—	—	—	105.1	—	105.1
Other comprehensive income (loss), net of tax	—	—	—	—	(8.6)	(8.6)
Dividends declared	—	—	—	(32.1)	—	(32.1)
Exercise of options, net of shares tendered for payment	0.5	—	10.0	—	—	10.0
Issuance of restricted shares, net of cancellations	0.6	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(10.8)	—	—	(10.8)
Share-based compensation	—	—	6.6	—	—	6.6
March 31, 2024	166.0	$1.7	$2,344.9	$978.3	$(112.6)	$3,212.3
Net income	—	—	—	111.0	—	111.0
Other comprehensive income (loss), net of tax	—	—	—	—	(9.5)	(9.5)
Dividends declared	—	—	—	(31.8)	—	(31.8)
Exercise of options, net of shares tendered for payment	0.2	—	0.3	—	—	0.3
Shares surrendered by employees to pay taxes	—	—	(1.4)	—	—	(1.4)
Share-based compensation	—	—	6.9	—	—	6.9
June 30, 2024	166.2	$1.7	$2,350.7	$1,057.5	$(122.1)	$3,287.8
Net income	—	—	—	105.0	—	105.0
Other comprehensive income (loss), net of tax	—	—	—	—	12.7	12.7
Dividends declared	—	—	—	(31.4)	—	(31.4)
Share repurchases	(1.5)	—	(100.0)	—	—	(100.0)
Exercise of options, net of shares tendered for payment	0.1	—	2.5	—	—	2.5
Shares surrendered by employees to pay taxes	—	—	(0.7)	—	—	(0.7)
Share-based compensation	—	—	7.8	—	—	7.8
September 30, 2024	164.8	$1.7	$2,260.3	$1,131.1	$(109.4)	$3,283.7

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2022	165.3	$1.7	$2,372.3	$457.3	$(99.6)	$2,731.7
Net income	—	—	—	93.8	—	93.8
Other comprehensive income (loss), net of tax	—	—	—	—	3.6	3.6
Dividends declared	—	—	—	(29.3)	—	(29.3)
Share repurchases	(0.3)	—	(13.2)	—	—	(13.2)
Exercise of options, net of shares tendered for payment	0.2	—	5.1	—	—	5.1
Issuance of restricted shares, net of cancellations	0.7	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(7.5)	—	—	(7.5)
Share-based compensation	—	—	5.7	—	—	5.7
March 31, 2023	165.7	$1.7	$2,362.4	$521.8	$(96.0)	$2,789.9
Net income	—	—	—	112.9	—	112.9
Other comprehensive income (loss), net of tax	—	—	—	—	(4.7)	(4.7)
Dividends declared	—	—	—	(29.2)	—	(29.2)
Exercise of options, net of shares tendered for payment	0.1	—	1.8	—	—	1.8
Shares surrendered by employees to pay taxes	—	—	(0.7)	—	—	(0.7)
Share-based compensation	—	—	5.7	—	—	5.7
June 30, 2023	165.8	$1.7	$2,369.2	$605.5	$(100.7)	$2,875.7
Net income	—	—	—	105.5	—	105.5
Other comprehensive income (loss), net of tax	—	—	—	—	(16.0)	(16.0)
Dividends declared	—	—	—	(29.1)	—	(29.1)
Exercise of options, net of shares tendered for payment	0.1	—	3.1	—	—	3.1
Shares surrendered by employees to pay taxes	—	—	(0.2)	—	—	(0.2)
Share-based compensation	—	—	6.1	—	—	6.1
September 30, 2023	165.9	$1.7	$2,378.2	$681.9	$(116.7)	$2,945.1
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

1.Basis of Presentation and Responsibility for Interim Financial Statements
Business
nVent Electric plc ("nVent," "we," "us," "our" or the "Company") is a leading global provider of electrical connection and protection solutions. The Company is comprised of two reporting segments: Enclosures and Electrical & Fastening Solutions.
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
On July 31, 2024, we entered into a definitive agreement to sell our Thermal Management business to BCP Acquisitions LLC, an affiliate of funds managed by Brookfield Asset Management, for a purchase price of $1.7 billion in cash, subject to certain customary purchase price adjustments. As a result of the agreement, the Thermal Management business met the criteria set forth in Accounting Standards Codification ("ASC") 205-20 to be presented as a discontinued operation and the related assets and liabilities have been reclassified as held for sale for all periods presented. The Thermal Management business was previously disclosed as a stand-alone reporting segment. The Thermal Management business' results of operations and the related cash flows have been reclassified to Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Income and cash flows from discontinued operations in the Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. For additional information regarding this transaction and its effect on our financial reporting, see Note 6 below.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
2.Revenue
Disaggregation of revenue
We disaggregate our revenue from contracts with customers by geographic location and vertical, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended September 30, 2024
In millions	Enclosures	Electrical & Fastening Solutions	Total
North America (1)	$353.9	$256.2	$610.1
EMEA (2)	95.3	35.8	131.1
Asia-Pacific	27.5	10.2	37.7
Rest of World (3)	0.4	2.7	3.1
Total	$477.1	$304.9	$782.0

	Nine months ended September 30, 2024
In millions	Enclosures	Electrical & Fastening Solutions	Total
North America (1)	$986.9	$749.4	$1,736.3
EMEA (2)	292.0	110.4	402.4
Asia-Pacific	77.0	29.7	106.7
Rest of World (3)	1.9	6.6	8.5
Total	$1,357.8	$896.1	$2,253.9

	Three months ended September 30, 2023
In millions	Enclosures	Electrical & Fastening Solutions	Total
North America (1)	$292.7	$256.3	$549.0
EMEA (2)	95.1	36.0	131.1
Asia-Pacific	23.9	8.3	32.2
Rest of World (3)	1.0	1.7	2.7
Total	$412.7	$302.3	$715.0

	Nine months ended September 30, 2023
In millions	Enclosures	Electrical & Fastening Solutions	Total
North America (1)	$852.8	$628.4	$1,481.2
EMEA (2)	276.0	115.1	391.1
Asia-Pacific	72.7	25.3	98.0
Rest of World (3)	2.2	5.9	8.1
Total	$1,203.7	$774.7	$1,978.4

(1) North America includes U.S., Canada and Mexico.
(2) EMEA includes Europe, Middle East, India and Africa.
(3) Rest of World includes Latin America and South America.
In the fourth quarter of 2023, based on benchmarking of industry peers and for purposes of how we assess performance, we updated the disaggregation categories on which we report revenue by geography. For comparability, we have recategorized revenue for the three and nine months ended September 30, 2023 to conform to the new presentation. This recategorization of revenue by geography had no impact on our consolidated financial results.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Vertical net sales information was as follows:

	Three months ended September 30, 2024
In millions	Enclosures	Electrical & Fastening Solutions	Total
Industrial	$231.9	$39.6	$271.5
Commercial & Residential	60.9	163.1	224.0
Infrastructure	177.0	88.6	265.6
Energy	7.3	13.6	20.9
Total	$477.1	$304.9	$782.0

	Nine months ended September 30, 2024
In millions	Enclosures	Electrical & Fastening Solutions	Total
Industrial	$698.8	$114.5	$813.3
Commercial & Residential	185.8	484.5	670.3
Infrastructure	452.0	258.0	710.0
Energy	21.2	39.1	60.3
Total	$1,357.8	$896.1	$2,253.9

	Three months ended September 30, 2023
In millions	Enclosures	Electrical & Fastening Solutions	Total
Industrial	$224.6	$37.6	$262.2
Commercial & Residential	65.0	169.2	234.2
Infrastructure	116.6	83.0	199.6
Energy	6.5	12.5	19.0
Total	$412.7	$302.3	$715.0

	Nine months ended September 30, 2023
In millions	Enclosures	Electrical & Fastening Solutions	Total
Industrial	$665.8	$87.9	$753.7
Commercial & Residential	182.3	408.8	591.1
Infrastructure	336.4	246.0	582.4
Energy	19.2	32.0	51.2
Total	$1,203.7	$774.7	$1,978.4

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Contract balances
Contract assets and liabilities consisted of the following:

In millions	September 30, 2024	December 31, 2023	$ Change	% Change
Contract assets	$48.9	$13.6	$35.3	259.6%
Contract liabilities	22.6	8.0	14.6	182.5%
Net contract assets	$26.3	$5.6	$20.7	369.6%
The $20.7 million increase in net contract assets from December 31, 2023 to September 30, 2024 was primarily the result of the acquisition of Trachte, LLC and the timing of milestone invoicing. The majority of our contract liabilities at December 31, 2023 were recognized in revenue during the nine months ended September 30, 2024. There were no material impairment losses recognized on our contract assets for the three and nine months ended September 30, 2024 and 2023.
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On September 30, 2024, we had $114.1 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next twelve to eighteen months.
3.Restructuring
During the nine months ended September 30, 2024 and the year ended December 31, 2023, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
Restructuring related costs included in Selling, general and administrative expense in the Condensed Consolidated Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended		Nine months ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Severance and related costs	$1.9	$0.7	$3.7	$2.1
Other	0.9	—	1.7	0.4
Total restructuring costs	$2.8	$0.7	$5.4	$2.5
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment as well as enterprise and other were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Enclosures	$0.7	$0.4	$1.1	$1.0
Electrical & Fastening Solutions	1.9	0.1	3.8	0.9
Enterprise and other	0.2	0.2	0.5	0.6
Total	$2.8	$0.7	$5.4	$2.5

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated -Balance Sheets is summarized as follows:

	Nine months ended
In millions	September 30, 2024	September 30, 2023
Beginning balance	$1.2	$2.1
Costs incurred	3.7	2.1
Cash payments and other	(3.0)	(2.9)
Ending balance	$1.9	$1.3
4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per share data	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income from continuing operations	$78.9	$81.9	$257.3	$247.3
Income from discontinued operations, net of tax	26.1	23.6	63.8	64.9
Net income	$105.0	$105.5	$321.1	$312.2
Weighted average ordinary shares outstanding
Basic	165.6	165.8	165.7	165.6
Dilutive impact of stock options, restricted stock units and performance share units	2.5	2.8	2.8	2.6
Diluted	168.1	168.6	168.5	168.2

Earnings per ordinary share
Basic
Continuing operations	$0.47	$0.49	$1.55	$1.50
Discontinued operations	0.16	0.15	0.39	0.39
Basic earnings per ordinary share	$0.63	$0.64	$1.94	$1.89
Diluted
Continuing operations	$0.47	$0.49	$1.53	$1.47
Discontinued operations	0.15	0.14	0.38	0.39
Diluted earnings per ordinary share	$0.62	$0.63	$1.91	$1.86
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.4	0.4	0.3	0.3
5.Acquisitions
Trachte Acquisition
On July 16, 2024, as part of our Enclosures reporting segment, we completed the acquisition of Trachte, LLC ("Trachte") for approximately $691.3 million in cash, subject to customary purchase price adjustments. Trachte is a leading manufacturer of custom-engineered control building solutions designed to protect critical infrastructure assets. The purchase price was funded primarily through borrowings under the 2024 Term Loan Facility and the Revolving Credit Facility (as described in Note 10 below).
The purchase price has been preliminarily allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the Trachte acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to trade names and

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
the impacts associated with income taxes and other accruals. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation.
The following table summarizes the fair values of the assets acquired and liabilities assumed in the Trachte acquisition as of September 30, 2024:

In millions
Cash	$13.6
Accounts receivable	45.4
Inventories	10.0
Other current assets	40.6
Property, plant and equipment	11.1
Identifiable intangible assets	333.7
Goodwill	368.6
Other assets	25.3
Current liabilities	(58.0)
Other liabilities	(99.0)
Purchase price	$691.3
The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $368.6 million, substantially none of which is expected to be deductible for income tax purposes. Goodwill recognized from the Trachte acquisition reflects the future economic benefit resulting from synergies of our combined operations.
Preliminary identifiable intangible assets acquired include $58.3 million of indefinite-lived trade names, $205.9 million of definite-lived customer relationships with an estimated useful life of 17 years, $23.8 million of definite-lived proprietary technology with an estimated useful life of 8 years and $45.7 million of customer backlog with an estimated useful life of 2 years. The fair values of trade names and proprietary technology acquired in the acquisition were determined using a relief-from-royalty method, and the fair values of customer relationships and customer backlog acquired were determined using a multi-period excess earnings method. These methods utilize unobservable inputs that are significant to these fair value measurements and thus classified as Level 3 of the fair value hierarchy.
ECM Industries Acquisition
On May 18, 2023, as part of our Electrical & Fastening Solutions reporting segment, we completed the acquisition of ECM Investors, LLC, the parent of ECM Industries, LLC ("ECM Industries"), for approximately $1.1 billion in cash, subject to customary purchase price adjustments. ECM Industries is a leading provider of high-value electrical connectors, tools and test instruments and cable management. The purchase price was funded through borrowings under the 2033 Notes and 2023 Term Loan Facility (as described in Note 10 below).
The purchase price has been allocated based on the fair value of assets acquired and liabilities assumed at the date of the ECM Industries acquisition.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The following table summarizes the final fair values of the assets acquired and liabilities assumed in the ECM Industries acquisition as of September 30, 2024:

In millions
Cash	$45.7
Accounts receivable	77.0
Inventories	99.1
Other current assets	4.9
Property, plant and equipment	75.0
Identifiable intangible assets	524.0
Goodwill	379.7
Other assets	17.4
Current liabilities	(53.9)
Other liabilities	(34.8)
Purchase price	$1,134.1
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
The following table presents unaudited pro forma financial information as if the acquisitions of Trachte and ECM Industries had occurred on January 1, 2023 and January 1, 2022, respectively:

	Three months ended		Nine months ended
In millions, except per share date	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales	$790.1	$767.4	$2,381.3	$2,273.9
Net income from continuing operations	73.2	84.7	242.4	240.3
Net income	99.3	108.3	306.2	305.2

Earnings per ordinary share
Basic
Continuing operations	$0.44	$0.51	$1.46	$1.45
Basic earnings per ordinary share	$0.60	$0.66	$1.85	$1.84
Diluted
Continuing operations	$0.44	$0.50	$1.44	$1.43
Diluted earnings per ordinary share	$0.59	$0.64	$1.82	$1.82
The unaudited pro forma net income includes adjustments for the amortization of acquired intangible assets, depreciation for the fair value adjustment to acquisition-date fixed assets and interest expense on debt issued to finance the acquisition, as well as the related income tax impact.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The unaudited pro forma net income for the three and nine months ended September 30, 2024 excludes the impact of $2.1 million and $6.0 million, respectively, of transaction-related charges and acquisition-related bridge financing costs. The unaudited pro forma net income for the three and nine months ended September 30, 2023 excludes the impact of $13.8 million and $24.7 million, respectively, of transaction-related charges, acquisition-related bridge financing costs and non-recurring expense related to the fair value inventory step-up.
The pro forma condensed consolidated financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may differ materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the Trachte and ECM Industries acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the Trachte and ECM Industries acquisitions occurred on January 1, 2023 and January 1, 2022, respectively.
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
6.Discontinued Operations
On July 31, 2024, we entered into a definitive agreement to sell our Thermal Management business to BCP Acquisitions LLC, an affiliate of funds managed by Brookfield Asset Management, for a purchase price of $1.7 billion in cash, subject to certain customary purchase price adjustments. We expect the transaction to close by early 2025, subject to customary conditions, including regulatory approvals.
The results of the Thermal Management business are reported as a discontinued operation in our Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented. The assets and liabilities of this business have been reclassified as held for sale in the Condensed Consolidated Balance Sheets for all periods presented. The Thermal Management business was previously disclosed as a stand-alone reporting segment. Transaction costs of $12.6 million and $21.2 million related to the sale of Thermal Management business were incurred during the three and nine months ended September 30, 2024 and were recorded within Selling, general and administrative expenses in the operating results of discontinued operations presented below.
The operating results of discontinued operations, net of income taxes, are summarized below:

	Three months ended		Nine months ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales	$157.1	$143.8	$440.1	$424.0
Cost of goods sold	81.5	79.7	239.3	234.4
Gross profit	75.6	64.1	200.8	189.6
Selling, general and administrative	39.8	30.3	105.9	95.5
Research and development	4.6	3.8	13.5	12.3
Operating income	31.2	30.0	81.4	81.8
Other expense	(0.1)	0.1	(0.1)	0.1
Income from discontinued operations before income taxes	31.3	29.9	81.5	81.7
Provision for income taxes	5.2	6.3	17.7	16.8
Income from discontinued operations, net of tax	$26.1	$23.6	$63.8	$64.9

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The major classes of assets and liabilities classified as held for sale were as follows:

	September 30, 2024	December 31, 2023
In millions
Cash and cash equivalents	$10.3	$5.5
Accounts receivable, net of allowances	101.9	119.3
Inventories	91.2	81.1
Other current assets	53.1	47.7
Current assets held for sale	$256.5	$253.6

Property, plant and equipment, net	$70.8	$70.1
Goodwill	711.7	713.0
Intangibles, net	154.7	166.5
Other non-current assets	46.1	44.9
Non-current assets held for sale	$983.3	$994.5

Accounts payable	54.9	35.9
Employee compensation and benefits	18.3	19.5
Other current liabilities	53.3	59.3
Current liabilities held for sale	$126.5	$114.7

Pension and other post-retirement compensation and benefits	12.1	12.6
Deferred tax liabilities	13.0	14.1
Other non-current liabilities	22.9	21.0
Non-current liabilities held for sale	$48.0	$47.7

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
7.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2023	Acquisitions/ divestitures	Foreign currency translation/other	September 30, 2024
Enclosures	$430.4	$368.2	$1.7	$800.3
Electrical & Fastening Solutions	1,427.7	4.0	—	1,431.7
Total goodwill	$1,858.1	$372.2	$1.7	$2,232.0
Identifiable intangible assets consisted of the following:

	September 30, 2024			December 31, 2023
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,575.4	$(440.0)	$1,135.4	$1,368.9	$(386.7)	$982.2
Proprietary technology and patents	78.9	(17.3)	61.6	54.8	(11.9)	42.9
Other finite-lived intangible assets	63.7	(12.9)	50.8	18.0	(4.8)	13.2
Total definite-life intangibles	1,718.0	(470.2)	1,247.8	1,441.7	(403.4)	1,038.3
Indefinite-life intangibles
Trade names	370.5	—	370.5	312.2	—	312.2
Total intangibles	$2,088.5	$(470.2)	$1,618.3	$1,753.9	$(403.4)	$1,350.5
Identifiable intangible asset amortization expense was $26.8 million and $20.5 million for the three months ended September 30, 2024 and 2023, respectively, and $66.7 million and $49.2 million for nine months ended September 30, 2024 and 2023, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2024 and the next five years is as follows:

	Q4
In millions	2024	2025	2026	2027	2028	2029
Estimated amortization expense	$28.2	$112.9	$102.4	$90.0	$89.9	$89.9

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
8.Supplemental Balance Sheet Information

In millions	September 30, 2024	December 31, 2023
Inventories
Raw materials and supplies	$142.6	$139.7
Work-in-process	20.8	23.5
Finished goods	202.8	197.0
Total inventories	$366.2	$360.2
Other current assets
Contract assets	$48.9	$13.6
Prepaid expenses	39.3	33.2
Prepaid income taxes	27.4	9.8
Other current assets	17.3	15.9
Total other current assets	$132.9	$72.5
Property, plant and equipment, net
Land and land improvements	$22.2	$21.8
Buildings and leasehold improvements	180.3	175.0
Machinery and equipment	560.1	531.3
Construction in progress	41.7	32.4
Total property, plant and equipment	804.3	760.5
Accumulated depreciation and amortization	468.5	440.6
Total property, plant and equipment, net	$335.8	$319.9
Other non-current assets
Deferred compensation plan assets	$15.5	$12.4
Operating lease right-of-use assets	107.0	99.6
Deferred tax assets	166.3	166.1
Other non-current assets	41.1	24.5
Total other non-current assets	$329.9	$302.6
Other current liabilities
Dividends payable	$32.1	$32.6
Accrued rebates	64.2	83.5
Contract liabilities	22.6	8.0
Accrued taxes payable	42.9	41.7
Current operating lease liabilities	22.3	19.5
Accrued interest	26.8	11.2
Other current liabilities	62.6	48.0
Total other current liabilities	$273.5	$244.5
Other non-current liabilities
Income taxes payable	$26.4	$28.2
Deferred compensation plan liabilities	15.5	12.4
Non-current operating lease liabilities	90.2	84.9
Other non-current liabilities	52.7	33.3
Total other non-current liabilities	$184.8	$158.8

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
9.Derivatives and Financial Instruments
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
At September 30, 2024 and December 31, 2023, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $138.8 million and $143.0 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Income and Comprehensive Income was not material for any period presented.
Cross currency swaps
At September 30, 2024 and December 31, 2023, we had outstanding cross currency swap agreements with a combined notional amount of $333.0 million and $330.8 million, respectively. The agreements are accounted for as either cash flow hedges or fair value hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. At September 30, 2024 and December 31, 2023, we had deferred foreign currency losses of $1.3 million and $3.5 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2024		December 31, 2023
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$970.0	$970.0	$492.5	$492.5
Fixed rate debt	1,300.0	1,291.0	1,300.0	1,261.6
Total debt	$2,270.0	$2,261.0	$1,792.5	$1,754.1
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	September 30, 2024
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(20.9)	$—	$—	$(20.9)
Cross currency swap assets	—	4.2	—	—	4.2
Foreign currency contract liabilities	—	(0.4)	—	—	(0.4)
Foreign currency contract assets	—	1.1	—	—	1.1
Deferred compensation plan assets	10.3	—	—	5.2	15.5
Total recurring fair value measurements	$10.3	$(16.0)	$—	$5.2	$(0.5)

Recurring fair value measurements	December 31, 2023
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(21.7)	$—	$—	$(21.7)
Cross currency swap assets	—	3.9	—	—	3.9
Foreign currency contract liabilities	—	(0.8)	—	—	(0.8)
Foreign currency contract assets	—	2.1	—	—	2.1
Deferred compensation plan assets	8.4	—	—	4.0	12.4
Total recurring fair value measurements	$8.4	$(16.5)	$—	$4.0	$(4.1)
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at September 30, 2024	Maturity Year	September 30, 2024	December 31, 2023
Revolving credit facility	N/A	2026	$—	$—
2021 Term loan facility	6.315%	2026	188.8	200.0
2023 Term loan facility	6.315%	2028	281.2	292.5
2024 Term loan facility	6.447%	2026	500.0	—
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Senior notes - fixed rate	2.750%	2031	300.0	300.0
Senior notes - fixed rate	5.650%	2033	500.0	500.0
Unamortized debt issuance costs and discounts	N/A	N/A	(11.8)	(11.8)
Total debt			2,258.2	1,780.7
Less: Current maturities and short-term borrowings			(37.5)	(31.9)
Long-term debt			$2,220.7	$1,748.8

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
As of September 30, 2024, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
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
In June 2024, nVent and nVent Finance entered into a new loan agreement among nVent Finance, as borrower, nVent as guarantor, and the lenders and agents party thereto, providing for a two-year $500.0 million senior unsecured term loan facility (the "2024 Term Loan Facility"). In July 2024, nVent partially financed the acquisition of Trachte using the 2024 Term Loan Facility. The 2024 Term Loan Facility bears interest at a rate equal to an adjusted base rate or adjusted term SOFR plus, in each case, an applicable margin.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, the 2023 Term Loan Facility and the 2024 Term Loan Facility, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities, the 2023 Term Loan Facility and the 2024 Term Loan Facility also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of September 30, 2024, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding at September 30, 2024, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

	Q4
In millions	2024	2025	2026	2027	2028	2029	Thereafter	Total
Contractual debt obligation maturities	$9.4	$37.5	$679.4	$22.5	$721.2	$—	$800.0	$2,270.0
11.Income Taxes
The effective income tax rate for the nine months ended September 30, 2024 was 22.1% compared to 16.7% for the nine months ended September 30, 2023. The liability for uncertain tax positions was $14.0 million and $13.9 million at September 30, 2024 and December 31, 2023, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income, which is consistent with our past practices.
The Organization for Economic Co-operation and Development introduced an international tax framework under Pillar II (the "Pillar II framework") which includes a global minimum tax of 15%. The Pillar II framework has been implemented by several jurisdictions, including jurisdictions in which we operate, with effect from January 1, 2024, which resulted in an increase to our effective tax rate in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Further, in the nine months ended September 30, 2023, we recorded a $4.3 million non-cash benefit related to the release of a valuation allowance on certain foreign deferred tax assets.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
12.Shareholders' Equity
Share repurchases
On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization expired on July 22, 2024.
On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024, following the expiration of the 2021 Authorization, and expires on July 22, 2027.
During the nine months ended September 30, 2024, we repurchased 1.5 million of our ordinary shares for $100.0 million under the 2024 Authorization and we did not repurchase ordinary shares under the 2021 Authorization. During the nine months ended September 30, 2023, we repurchased 0.3 million of our ordinary shares for $13.2 million under the 2021 Authorization.
As of September 30, 2024, we had $400.0 million available for share repurchases under the 2024 Authorization.
Dividends payable
On September 24, 2024, the Board of Directors declared a quarterly cash dividend of $0.19 per ordinary share that was paid on November 1, 2024, to shareholders of record at the close of business on October 18, 2024. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $32.1 million and $32.6 million at September 30, 2024 and December 31, 2023, respectively.
13.Segment Information
Our continuing operations are comprised of two reporting segments: Enclosures and Electrical & Fastening Solutions.
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
"Enterprise and other" activity primarily consists of enterprise expenses not allocated to the segments, including certain executive office, board of directors, and centrally-managed enterprise functional or shared service costs related to finance, human resources, legal, communication and corporate development. These activities do not meet the criteria for a stand-alone reporting segment under ASC 280.
Net sales by reportable segment were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net sales
Enclosures	$477.1	$412.7	$1,357.8	$1,203.7
Electrical & Fastening Solutions	304.9	302.3	896.1	774.7
Total	$782.0	$715.0	$2,253.9	$1,978.4

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The following table presents a reconciliation of reportable segment income to income before income taxes:

	Three months ended		Nine months ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Enclosures	$104.4	$89.4	$303.0	$261.9
Electrical & Fastening Solutions	92.6	97.6	270.3	245.4
Reportable segment income	197.0	187.0	573.3	507.3
Enterprise and other	(28.6)	(24.7)	(79.6)	(82.4)
Restructuring and other	(2.8)	(0.8)	(5.9)	(2.6)
Intangible amortization	(26.8)	(20.5)	(66.7)	(49.2)
Acquisition transaction and integration costs	(5.6)	(3.0)	(11.1)	(10.2)
Inventory step-up amortization	—	(11.8)	—	(17.7)
Gain on sale of investment	—	—	—	10.2
Net interest expense	(30.4)	(25.5)	(76.6)	(55.0)
Other expense	(1.2)	(1.3)	(3.3)	(3.6)
Income before income taxes	$101.6	$99.4	$330.1	$296.8
14.Share-Based Compensation
Total share-based compensation expense for the three and nine months ended September 30, 2024 and 2023, was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Restricted stock units	$3.8	$2.8	$10.3	$7.8
Performance share units	2.2	1.8	5.8	5.4
Stock options	1.4	1.1	4.0	3.1
Total	$7.4	$5.7	$20.1	$16.3
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
15.Commitments and Contingencies
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of September 30, 2024 and December 31, 2023 was not material.
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
As of September 30, 2024 and December 31, 2023, the outstanding value of bonds, letters of credit and bank guarantees totaled $9.3 million and $10.5 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "forecasts," "should," "would," "could," "positioned," "strategy," "future," "are confident," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these factors are adverse effects on our business operations or financial results, including the ability to complete the pending sale of the Thermal Management business on anticipated terms and timetable; the overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions, including the Trachte, ECM Industries and other recent acquisitions; competition and pricing pressures in the markets we serve, including the impacts of tariffs; volatility in currency exchange rates, interest rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; inability to mitigate material and other cost inflation; risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging and transportation; increased risks associated with operating foreign businesses, including risks associated with military conflicts, such as that between Russia and Ukraine, and related sanctions; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and ITEM 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms "us," "we," "our," "the Company" or "nVent" refer to nVent Electric plc. nVent is a leading global provider of electrical connection and protection solutions. We believe our inventive electrical solutions enable safer systems and ensure a more secure world. We design, manufacture, market, install and service high performance products and solutions that connect and protect mission critical equipment, buildings and essential processes. We offer a comprehensive range of enclosures and electrical fastening solutions across industry-leading brands that are recognized globally for quality, reliability and innovation.
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across two segments: Enclosures and Electrical & Fastening Solutions, which represented approximately 60% and 40% of total revenues during the first nine months of 2024, respectively.
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
On May 18, 2023, as part of our Electrical & Fastening Solutions reporting segment, we completed the acquisition of ECM Investors, LLC, the parent of ECM Industries, LLC ("ECM Industries"), for approximately $1.1 billion in cash, subject to customary purchase price adjustments. ECM Industries is a leading provider of high-value electrical connectors, tools and test instruments and cable management. The purchase price was funded primarily through borrowings under the 2033 Notes and 2023 Term Loan Facility (as defined below).
On July 10, 2023, we acquired TEXA Industries for approximately $34.8 million in cash, subject to customary purchase price adjustments. TEXA Industries is an Italian manufacturer of industrial cooling applications that we are marketing as part of the nVent HOFFMAN product line within our Enclosures reporting segment.

On July 16, 2024, we completed the acquisition of the Trachte, LLC ("Trachte") as part of our Enclosures reporting segment, for approximately $691.3 million in cash, subject to customary purchase price adjustments. Trachte is a leading manufacturer of custom-engineered control building solutions designed to protect critical infrastructure assets. The purchase price was funded primarily through borrowings under the 2024 Term Loan Facility and Revolving Credit Facility (as defined below).
On July 31, 2024, we entered into a definitive agreement to sell our Thermal Management business to BCP Acquisitions LLC, an affiliate of funds managed by Brookfield Asset Management, for a purchase price of $1.7 billion in cash, subject to certain customary purchase price adjustments. We expect the transaction to close by early 2025, subject to customary conditions, including regulatory approvals. The results of the Thermal Management business are reported as a discontinued operation in our Condensed Consolidated Financial Statements for all periods presented. The assets and liabilities of this business have been reclassified as held for sale in the Condensed Consolidated Balance Sheets for all periods presented. The Thermal Management business was previously disclosed as a stand-alone reporting segment.
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2023 and the first nine months of 2024 and will likely impact our results in the future:
•During 2023 and the first nine months of 2024, we have experienced inflationary increases, primarily related to labor and raw material costs. While we have taken pricing actions and we have implemented and plan to continue to implement productivity improvements that could help offset these cost increases, we expect inflationary cost increases to continue in the remainder of 2024, which could negatively impact our results of operations.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2024 and 2023 were as follows:

	Three months ended
In millions	September 30, 2024	September 30, 2023	$ change	% / point change
Net sales	$782.0	$715.0	$67.0	9.4%
Cost of goods sold	470.9	425.9	45.0	10.6%
Gross profit	311.1	289.1	22.0	7.6%
% of net sales	39.8%	40.4%		(0.6)	pts

Selling, general and administrative	161.8	148.4	13.4	9.0%
% of net sales	20.7%	20.8%		(0.1)	pts
Research and development	16.1	14.5	1.6	11.0%
% of net sales	2.1%	2.0%		0.1	pts

Operating income	133.2	126.2	7.0	5.5%
% of net sales	17.0%	17.7%		(0.7)	pts

Net interest expense	30.4	25.5	4.9	N.M.
Other expense	1.2	1.3	(0.1)	N.M.

Income before income taxes	101.6	99.4	2.2	2.2%
Provision for income taxes	22.7	17.5	5.2	29.7%
Effective tax rate	22.3%	17.6%		4.7	pts

Net income from continuing operations	78.9	81.9	(3.0)	(3.7)%
Income from discontinued operations, net of tax	26.1	23.6	2.5	10.6%

Net income	$105.0	$105.5	$(0.5)	(0.5)%
N.M. Not Meaningful

The consolidated results of operations for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine months ended
In millions	September 30, 2024	September 30, 2023	$ change	% / point change
Net sales	$2,253.9	$1,978.4	$275.5	13.9%
Cost of goods sold	1,344.3	1,179.7	164.6	14.0%
Gross profit	909.6	798.7	110.9	13.9%
% of net sales	40.4%	40.4%		—	pts

Selling, general and administrative	450.7	413.3	37.4	9.0%
% of net sales	20.0%	20.9%		(0.9)	pts
Research and development	48.9	40.2	8.7	21.6%
% of net sales	2.2%	2.0%		0.2	pts

Operating income	410.0	345.2	64.8	18.8%
% of net sales	18.2%	17.4%		0.8	pts

Net interest expense	76.6	55.0	21.6	N.M.
Gain on sale of investment	—	(10.2)	10.2	N.M.
Other expense	3.3	3.6	(0.3)	N.M.

Income before income taxes	330.1	296.8	33.3	11.2%
Provision for income taxes	72.8	49.5	23.3	47.1%
Effective tax rate	22.1%	16.7%		5.4	pts

Net income from continuing operations	257.3	247.3	10.0	4.0%
Income from discontinued operations, net of tax	63.8	64.9	(1.1)	(1.7)%

Net income	$321.1	$312.2	$8.9	2.9%
N.M. - Not Meaningful

Net sales
The components of the change in consolidated net sales from the prior period were as follows:

	Three months ended September 30, 2024	Nine months ended September 30, 2024
	over the prior year period	over the prior year period
Volume	1.5%	3.6%
Price	(0.5)	(0.2)
Organic growth	1.0	3.4
Acquisition	8.2	10.5
Currency	0.2	—
Total	9.4%	13.9%
The 9.4 and 13.9 percent increases in net sales in the third quarter and first nine months of 2024 from 2023, respectively, were primarily the result of:
•sales of $58.6 million and $208.1 million in the third quarter and first nine months of 2024, respectively, as a result of the ECM Industries, Trachte and TEXA Industries acquisitions; and
•organic sales growth contribution of approximately 3.0% and 3.5% from our infrastructure business in the third quarter and first nine months of 2024 from 2023, respectively.
These changes were partially offset in the third quarter of 2024 from 2023 by:
•organic sales decline of approximately 1.5% and 1.0% from our commercial & residential and industrial businesses, respectively.
Gross profit
The 0.6 percentage point decrease and flat change in gross profit as a percentage of net sales in the third quarter and first nine months of 2024 from 2023, respectively, were primarily the result of:
•inflationary increases, primarily related to labor costs and raw materials, compared to 2023.
These changes were partially offset in the third quarter of 2024 from 2023, and offset in the first nine months of 2024 from 2023, by:
•higher sales volume resulting in increased leverage on fixed expenses in cost of goods sold; and
•$11.8 million and $17.7 million of expense related to inventory step-up recorded in the third quarter and first nine months of 2023 as a result of the ECM Industries acquisition.
Selling, general and administrative ("SG&A")
The 0.1 and 0.9 percentage point decreases in SG&A expense as a percentage of net sales in the third quarter and first nine months of 2024 from 2023, respectively, were primarily the result of:
•higher sales volume resulting in increased leverage on fixed expenses; and
•savings generated from restructuring and other productivity initiatives.
These decreases were partially offset by:
•intangible amortization expense of $26.8 million and $66.7 million in the third quarter and first nine months of 2024, respectively, compared to $20.5 million and $49.2 million in the third quarter and first nine months of 2023, respectively, as a result of the ECM Industries, Trachte and TEXA Industries acquisitions; and
•investments in capacity, new products and digital to drive growth.
Net interest expense
The increases in net interest expense in the third quarter and first nine months of 2024 from 2023 were the result of:
•increased debt due to the acquisitions of ECM Industries and Trachte.
Gain on sale of investment
In the first nine months of 2023, we recorded a $10.2 million gain related to the sale of a $3.8 million equity investment recorded on a cost basis, of which the cash proceeds were received in the third quarter of 2023.

Provision for income taxes
The 4.7 and 5.4 percentage point increases in the effective tax rate in the third quarter and first nine months of 2024 from 2023, respectively, were primarily the result of:
•the enactment of the Pillar II global minimum tax framework, effective January 1, 2024 in certain jurisdictions in which we operate;
•a $4.3 million non-cash benefit related to the release of a valuation allowance on certain foreign deferred tax assets recorded in the first nine months of 2023; and
•increased earnings in higher tax rate jurisdictions.
Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, relating to the Thermal Management business was $26.1 million and $63.8 million in the third quarter and first nine months of 2024, respectively, and $23.6 million and $64.9 million in the third quarter and first nine months of 2023, respectively.
SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our two reportable segments (Enclosures and Electrical & Fastening Solutions). Each of these segments comprises various product offerings that serve multiple end users.
We evaluate performance based on net sales and reportable segment income ("segment income") and use a variety of ratios to measure performance of our reporting segments. Segment income represents operating income exclusive of intangible amortization, acquisition related expenses, costs of restructuring activities, impairments and other unusual non-operating items.
Enclosures
The net sales, segment income and segment income as a percentage of net sales for Enclosures were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2024	September 30, 2023	% / point change		September 30, 2024	September 30, 2023	% / point change
Net sales	$477.1	$412.7	15.6%		$1,357.8	$1,203.7	12.8%
Segment income	104.4	89.4	16.8%		303.0	261.9	15.7%
% of net sales	21.9%	21.7%	0.2	pts	22.3%	21.8%	0.5	pts
Net sales
The components of the change in Enclosures net sales from the prior period were as follows:

	Three months ended September 30, 2024	Nine months ended September 30, 2024
	over the prior year period	over the prior year period
Volume	2.1%	7.4%
Price	(0.9)	(0.5)
Organic growth	1.2	6.9
Acquisition	14.2	6.0
Currency	0.2	(0.1)
Total	15.6%	12.8%
The 15.6 and 12.8 percent increases in Enclosures net sales in the third quarter and first nine months of 2024 from 2023, respectively, were primarily the result of:
•sales of $58.6 million and $71.8 million in the third quarter and first nine months of 2024, respectively, as a result of the Trachte and TEXA Industries acquisitions; and
•organic sales growth contribution of approximately 4.0% and 6.0% from our infrastructure business in the third quarter and first nine months of 2024 from 2023, respectively.
These changes were partially offset in the third quarter of 2024 from 2023 by:
•organic sales decline of approximately 2.0% and 1.0% from our industrial and commercial & residential businesses, respectively.

Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2024		Nine months ended September 30, 2024
	over the prior year period		over the prior year period
Growth/acquisition	1.9	pts	2.3	pts
Price	(0.7)		(0.4)
Currency	0.4		—
Net productivity	(1.4)		(1.4)
Total	0.2	pts	0.5	pts
The 0.2 and 0.5 percentage point increases in segment income for Enclosures as a percentage of net sales in the third quarter and first nine months of 2024 from 2023, respectively, were primarily the result of:
•higher sales volume resulting in increased leverage on fixed expenses.
These increases were partially offset by:
•inflationary increases, primarily related to labor costs and raw materials, compared to 2023; and
•investments in capacity, new products and digital to drive growth.
Electrical & Fastening Solutions
The net sales, segment income and segment income as a percentage of net sales for Electrical & Fastening Solutions were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2024	September 30, 2023	% / point change		September 30, 2024	September 30, 2023	% / point change
Net sales	$304.9	$302.3	0.9%		$896.1	$774.7	15.7%
Segment income	92.6	97.6	(5.1)%		270.3	245.4	10.1%
% of net sales	30.4%	32.3%	(1.9)	pts	30.2%	31.7%	(1.5)	pts
Net sales
The components of the change in Electrical & Fastening Solutions net sales from the prior period were as follows:

	Three months ended September 30, 2024	Nine months ended September 30, 2024
	over the prior year period	over the prior year period
Volume	0.8%	(2.3)%
Price	0.1	0.4
Organic growth	0.9	(1.9)
Acquisition	—	17.6
Total	0.9%	15.7%
The 0.9 percent increase in Electrical & Fastening Solutions net sales in the third quarter of 2024 from 2023 was primarily the result of:
•organic sales growth contribution of approximately 2.0% from our infrastructure business.
These increase was partially offset by:
•organic sales decline of approximately 2.0% from our commercial & residential business.
The 15.7 percent increase in Electrical & Fastening Solutions net sales in the first nine months of 2024 from 2023 was primarily the result of:
◦sales of $136.3 million as a result of the ECM Industries acquisition.
This increase was partially offset by:
◦organic sales declines of approximately 1.5% and 1.0% from our commercial & residential and infrastructure businesses, respectively.

Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2024		Nine months ended September 30, 2024
	over the prior year period		over the prior year period
Growth/acquisition	(2.0)	pts	(2.3)	pts
Price	0.1		0.2
Currency	—		0.1
Net productivity	—		0.5
Total	(1.9)	pts	(1.5)	pts
The 1.9 and 1.5 percentage point decreases in segment income for Electrical & Fastening Solutions as a percentage of net sales in the third quarter and first nine months of 2024 from 2023, respectively, were primarily the result of:
•the impact of unfavorable product mix;
•inflationary increases, primarily related to labor costs and raw materials, compared to 2023; and
•investments in digital, selling and marketing to drive growth.
These decreases were partially offset by:
•increased productivity as a result of supply chain management and manufacturing efficiencies.
LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of September 30, 2024, we had $137.1 million of cash on hand, of which $34.7 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities from continuing operations was $324.1 million in the first nine months of 2024, which primarily reflects net income, net of non-cash depreciation, amortization, and changes in deferred taxes, of $362.1 million, partially offset by a $60.3 million increase in net working capital.
Net cash provided by operating activities from continuing operations was $232.5 million in the first nine months of 2023, which primarily reflects net income, net of non-cash depreciation, amortization and changes in deferred taxes, of $322.1 million, partially offset by a $98.4 million increase in net working capital.
Investing activities
Net cash used for investing activities from continuing operations of $724.7 million in the first nine months of 2024 relates primarily to cash paid for the Trachte acquisition of $677.7 million, net of cash acquired, and capital expenditures of $47.5 million.
Net cash used for investing activities from continuing operations of $1,147.3 million in the first nine months of 2023 relates primarily to cash paid for the ECM Industries acquisition of $1,119.7 million, net of cash acquired, and capital expenditures of $44.8 million.
Financing activities
Net cash provided by financing activities from continuing operations of $278.1 million in the first nine months of 2024 relates primarily to receipts of long-term debt of $500.0 million, offset by share repurchases of $100.0 million and dividends paid of $95.3 million.

Net cash provided by financing activities from continuing operations of $672.1 million in the first nine months of 2023 relates primarily to receipts from long-term debt of $800.0 million, offset by dividends paid of $87.6 million and share repurchases of $15.2 million.
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
As of September 30, 2024, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
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
In June 2024, nVent and nVent Finance entered into a new loan agreement among nVent Finance, as borrower, nVent as guarantor, and the lenders and agents party thereto, providing for a two-year $500.0 million senior unsecured term loan facility (the "2024 Term Loan Facility"). In July 2024, we partially financed the acquisition of Trachte using the 2024 Term Loan Facility. The 2024 Term Loan Facility bears interest at a rate equal to an adjusted base rate or adjusted term SOFR plus, in each case, an applicable margin.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, the 2023 Term Loan Facility and 2024 Term Loan Facility, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities, the 2023 Term Loan Facility, and the 2024 Term Loan Facility also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of September 30, 2024, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Share repurchases
On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization expired on July 22, 2024.
On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024 following the expiration of the 2021 Authorization, and expires on July 22, 2027.
During the nine months ended September 30, 2024, we repurchased 1.5 million of our ordinary shares for $100.0 million under the 2024 Authorization and we did not repurchase ordinary shares under the 2021 Authorization. During the nine months ended September 30, 2023, we repurchased 0.3 million of our ordinary shares for $13.2 million under the 2021 Authorization.
As of September 30, 2024, we had $400.0 million available for share repurchases under the 2024 Authorization.
Dividends
During the nine months ended September 30, 2024, we paid dividends of $95.3 million, or $0.57 per ordinary share. During the nine months ended September 30, 2023, we paid dividends of $87.6 million, or $0.525 per ordinary share.
On September 24, 2024, the Board of Directors declared a quarterly cash dividend of $0.19 per ordinary share that was paid on November 1, 2024, to shareholders of record at the close of business on October 18, 2024. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $32.1 million and $32.6 million at September 30, 2024 and December 31, 2023, respectively.
Other financial measures
In addition to measuring our cash flow generation or usage based upon operating, investing and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure our free cash flow. Free cash flow is a non-GAAP financial measure that we use to assess our cash flow performance. Total results below reflect continuing operations combined with discontinued operations. We believe free cash flow is an important measure of liquidity because it provides us and our investors a measurement of cash generated from operations that is available to pay dividends, make acquisitions, repay debt and repurchase shares. In addition, free cash flow is used as a criterion to measure and pay annual incentive compensation. Our measure of free cash flow may not be comparable to similarly titled measures reported by other companies.

The following table is a reconciliation of free cash flow:

	Nine months ended
In millions	September 30, 2024	September 30, 2023
Net cash provided by (used for) operating activities of continuing operations	$324.1	$232.5
Capital expenditures	(47.5)	(44.8)
Proceeds from sale of property and equipment	0.5	—
Free cash flow of continuing operations	277.1	187.7
Net cash provided by (used for) operating activities of discontinued operations	94.4	59.1
Capital expenditures of discontinued operations	(5.6)	(4.1)
Proceeds from sale of property and equipment of discontinued operations	—	7.3
Total free cash flow	$365.9	$250.0
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2024. For additional information, refer to our 2023 Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2024 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2024, we completed the acquisition of Trachte. As part of our ongoing integration activities associated with the Trachte acquisition, we are reviewing the internal controls and procedures of Trachte and working to augment our company-wide controls to reflect the risks inherent in the acquisition. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On July 31, 2024, we entered into an agreement to sell our Thermal Management business to BCP Acquisitions LLC, an affiliate of funds managed by Brookfield Asset Management, for a purchase price of $1.7 billion in cash, subject to certain customary purchase price adjustments. We expect the sale of the Thermal Management business will be completed by early 2025, subject to customary closing conditions, including regulatory approval. The completion of the sale of the Thermal Management business is subject to a number of risks and uncertainties, including the satisfaction of the conditions to the completion of the sale, the parties to the transactions obtaining the necessary regulatory approvals, the occurrence of any event, change or other circumstance that could give rise to the termination of the sale agreement and our ability to obtain the expected proceeds from the sale. These and other factors could impair our ability to complete the sale of the Thermal Management business in the time frame and on the terms we anticipate, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2024:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 27, 2024	8,906	$78.17	—	$500,000,000
July 28 - August 24, 2024	789,971	64.79	789,875	448,806,412
August 25 - September 30, 2024	759,483	63.24	758,058	400,000,005
Total	1,558,360		1,547,933
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
(d)On May 14, 2021, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $300.0 million (the "2021 Authorization"). The 2021 Authorization expired on July 22, 2024. On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024 following the expiration of the 2021 Authorization and expires July 22, 2027. As of September 30, 2024, we had $400.0 million available for share repurchases under the 2024 Authorization.
ITEM 5.     OTHER INFORMATION
(c)
During the third quarter of 2024, none of our directors or Section 16 officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K), except as set forth in the table below.

Name	Jerry W. Burris
Title	Director
Type of trading arrangement	Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c).
Adoption date	8/19/2024* * The trading arrangement only permits transactions upon expiration of the applicable mandatory cooling-off period under Rule 10b5-1 under the Securities Act of 1934, as amended.
Duration of trading arrangement	The trading arrangement permits transactions through and including the earlier to occur of January 2, 2026 or the execution of all trades or expiration of all orders relating to such trades.
Aggregate number of shares to be sold	Up to 6,558 shares issuable upon the exercise of options to acquire shares pursuant to the trading arrangement.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index to Form 10-Q for the Period Ended September 30, 2024

2.1	Share and Asset Purchase Agreement, dated July 31, 2024, by and between nVent Electric plc and BCP Acquisitions LLC (incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on August 6, 2024 (File No. 001-38265)).

10.1	Sale Incentive Agreement, dated July 31, 2024, between Michael B. Faulconer and nVent Management Company.*

22	Guarantors and Subsidiary Issuers of Guaranteed Securities. (incorporated by reference to Exhibit 22 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 28, 2023 (File No. 001-38265)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2024 and 2023, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2024 and 2023, (v) Notes to Condensed Consolidated Financial Statements and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 1, 2024.

nVent Electric plc
Registrant

By	/s/ Sara E. Zawoyski
Sara E. Zawoyski
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President, Chief Accounting Officer and Treasurer