Form 10-K
period 2024-12-31
nVent Electric plc
filed 2025-02-18
CIK 1720635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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

(Address of principal executive offices)
Registrant's telephone number, including area code: 44-20-3966-0279
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Ordinary Shares, nominal value $0.01 per share	NVT	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑    No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).    Yes ☑    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer, " "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $76.61 per share as reported on the New York Stock Exchange on June 28, 2024 (the last business day of Registrant's most recently completed second quarter): $12,611,244,553.

The number of shares outstanding of Registrant's only class of common stock on December 31, 2024 was 165,022,146.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its annual general meeting to be held on May 16, 2025, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

nVent Electric plc
Annual Report on Form 10-K
For the Year Ended December 31, 2024

PART I
ITEM 1.    BUSINESS
COMPANY OVERVIEW
nVent Electric plc is a leading global provider of systems protections and electrical connection solutions. We believe our inventive electrical solutions enable safer systems and ensure a more secure world. We connect and protect some of the world's most critical systems to make them safer, more efficient and resilient. We design, manufacture, market, install and service high performance products and solutions that are helping to build a more sustainable and electrified world. We have a comprehensive portfolio of cable management, control buildings, cooling solutions both liquid and air, electrical connections, enclosures, equipment protection, power connections and power management solutions, and we are recognized globally for quality, reliability and innovation.
Our broad range of products and solutions support industrial, infrastructure, commercial and residential, and energy applications around the world. Our solutions help our customers improve energy efficiency, ensure resiliency and protection, increase customer productivity, enhance safety and contribute to more sustainable operations.
At nVent, we operate across two segments: Enclosures and Electrical & Fastening Solutions. In the first quarter of 2025, we will be renaming our Enclosures segment to Systems Protection, and our Electrical & Fastening Solutions segment to Electrical Connections.
Our portfolio of premier, industry-leading brands, some of which have a history spanning over 100 years, includes nVent CADDY, ERICO, HOFFMAN, ILSCO, SCHROFF and TRACHTE.
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
Our roots within Pentair trace back to the acquisition of Federal-Hoffman Corporation in 1988, which included the nVent HOFFMAN enclosures brand. From that starting point, we have grown both organically and via acquisitions. Our Enclosures business first applied lean principles within the organization in the 1990s, leveraging its culture of customer service and operational excellence. In 2015, Pentair acquired ERICO Global Company, a leading global manufacturer of superior engineered electrical and fastening products, which operates as our Electrical & Fastening Solutions business, broadening our product offering and enabling us to provide additional global solutions to our combined customers.
In 2023, as part of our Electrical & Fastening Solutions reporting segment, we completed the acquisition of ECM Investors, LLC, the parent of ECM Industries, LLC ("ECM Industries"), for approximately $1.1 billion in cash. ECM Industries is a leading provider of high-value electrical connectors, tools and test instruments and cable management.
In 2024, we completed the acquisition of the Trachte, LLC ("Trachte") as part of our Enclosures reporting segment, for approximately $687.5 million in cash. Trachte is a leading manufacturer of engineered control building solutions designed to protect critical infrastructure assets.
On July 31, 2024, we entered into a definitive agreement to sell our Thermal Management business to BCP VI Summit Holdings LP (assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management, for a purchase price of $1.7 billion in cash, subject to certain customary purchase price adjustments. The Thermal Management business was previously disclosed as a stand-alone reporting segment, and is now presented as a discontinued operations in our Consolidated Financial Statements for all periods presented. On January 30, 2025, we completed the sale of the Thermal Management business.
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
BUSINESS AND PRODUCTS
Enclosures
Our Enclosures business provides innovative solutions to help protect electronics, systems and data in mission critical applications, including data centers, that improve resiliency and energy efficiency.
We are an enclosures and liquid cooling leader in the U.S. and globally. We believe that trends like electrification, sustainability and digitalization, including increased use of artificial intelligence, are helping to drive the need for our products. Our standard and custom protective enclosures, cooling solutions, both liquid and air, control buildings and power distribution solutions help protect operating environments for mission critical applications.
Our solutions help make systems more resilient, helping avoid downtime. We sell globally but serve locally with regional manufacturing and supply chains. Our solutions are used by hyperscalers, utilities, original equipment manufacturers, panel builders and contractors.
Our Enclosures brands include nVent HOFFMAN, nVent SCHROFF and nVent TRACHTE.
Electrical & Fastening Solutions
Our Electrical & Fastening Solutions business provides innovative solutions that connect power and data infrastructure. Our offerings enhance end-user safety, reduce installation time and provide resiliency for critical systems.
We are a leading global provider known for our application expertise and innovative labor saving solutions. Our cable management, electrical connections and solutions, and power connections help make electrical systems safe, efficient and resilient.
Our products and solutions are primarily used by contractors, electrical utilities, electricians and panel builders.
Our Electrical & Fastening Solutions brands include nVent CADDY, nVent ERICO and nVent ILSCO.
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
Our success depends on a variety of factors, including technical expertise, reputation for quality and reliability, timeliness of delivery, new product innovation, previous installation history, contractual terms and price. As many of our products sell through electrical distributors, retail, contractors and original equipment manufacturers, our success also depends on building and partnering with a strong channel and distribution network.
Seasonality
We generally experience increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere.

Backlog of Orders by Segment

	December 31
In millions	2024	2023	$ change	% change
Enclosures	$665.9	$373.1	$292.8	78.5%
Electrical & Fastening Solutions	83.4	89.7	(6.3)	(7.0)
Total	$749.3	$462.8	$286.5	61.9%
A majority of our revenues result from orders received and products delivered in the same month and products generally ship within 90 days of the date on which a customer places an order. However, a growing portion of our backlog, particularly in the infrastructure vertical, has a longer design and manufacturing process, and can take more than one year depending on the size and type of order. We record as part of our backlog all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. The increase in backlog from 2023 to 2024 was primarily the result of the acquisition of Trachte, LLC. We expect the majority of our backlog at December 31, 2024 will be shipped in 2025.
Raw materials
The principal materials we use in manufacturing our products are mild steel, stainless steel, electronic components, copper, aluminum and paint (powder and liquid). In addition to the purchase of raw materials, we purchase some finished goods for distribution through our sales channels.
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
HUMAN CAPITAL MATTERS
As of December 31, 2024, we employed approximately 12,100 people worldwide, of which approximately 39% are located in the U.S. Outside the U.S., we have employees in certain countries that are represented by an employee representative organization, such as a union, works council or employee association.

Guided by our Win Right values, we are committed to creating a workplace culture where everyone is included and respected. We believe that the unique contributions of individuals with varying backgrounds and experiences will benefit our businesses. Our Code of Conduct outlines our commitment to equal opportunity and fair treatment for all.

We currently have nine Employee Resource Groups (“ERGs”) designed to create opportunities for development while assisting in meeting business objectives. All ERGs are employee-led and employee-driven and open to all nVent employees. They provide a support system to foster awareness, inclusion and respect. In 2024, our ERG membership grew to over 1,900 members.

The following sets forth information regarding our workforce as of December 31, 2024, including the Thermal Management business, but excluding businesses we acquired in 2024 and direct field labor employees representing workers with contractual agreements for short-term labor:

	Percent of executive leadership (1)	Percent of management	Percent of all other employees
Racially diverse (2)	22%	22%	44%
Women (3)	40%	27%	26%
(1)    Our executive leadership is defined as the Chief Executive Officer and the Executive Leadership Team.
(2)    Data for U.S. employee population only.
(3)    Global data.
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
Employee Engagement and Development
We believe it is important to hear from our employees to learn about what we are doing well and where we can become stronger through regular employee engagement surveys. Since 2018, our employee response rate has increased by 20 points, and we have achieved a 6 point increase in our employee engagement score.

All of our people leaders were required to share survey results with their teams and develop action plans to address specific areas of improvement. In addition, throughout 2024, we conducted three pulse surveys with questions focused on our Inclusion Index and employee satisfaction. Results from each of the pulse surveys were shared with people leaders, who were encouraged to discuss results and potential improvement areas with their teams. As part of our annual goal planning process, all of our people leaders were assigned a people leader goal focused on engaging and developing their employees. Action items in the people leader goal included: completing all performance processes including goal setting, mid-year, and annual reviews; creating an action plan from the 2024 employee engagement survey results; focusing on our safety-first approach; ensuring new employees complete nVent culture training; driving diverse slates within the interviewing process; and helping to ensure the completion of all ethics and compliance trainings.

Career development was identified as an area of focus following our 2023 engagement survey, and we continued our efforts to develop our people throughout 2024. We offered senior level employees the opportunity to participate in McKinsey’s Connected Leadership Academies; our mid-career managers the ability to participate in the Management Accelerator programs; and our early career, individual contributors the opportunity to participate in Leadership Essentials. We focus on developing our employees through Continuous Conversation development discussions between employees and people leaders. We provide development opportunities for employees to learn through interactions with other leaders in our enterprise-wide and senior level mentorship programs. We also offer a rotational program for early career hires to grow in their careers. We continue to grow our employees in their capabilities to lead through change and transition. Lastly, we are continuing to digitalize and standardize our performance process for our global hourly production employees so that our leaders continue to regularly engage with their employees to discuss performance, development and career aspirations.
Code of Conduct Training
In 2024, our Code of Business Conduct and Ethics training was offered in 12 different languages to employees in 35 countries. 100% of professional employees completed the training, including topics such as safety, safeguarding company assets, conflict of interest, gifts and hospitality, anti-corruption, unconscious bias and age discrimination. In 2024, we trained 97% of our offline, factory team members globally on our Code of Conduct.

We offer a number of resources to report concerns, including a confidential helpline, website, text messaging support and dedicated email inbox. We prohibit any form of retaliation against anyone reporting in good faith and take all reported concerns seriously.
Workplace Health and Safety
We are committed to maintaining a healthy and safe work environment and preventing workplace injuries. We use a safety model based on three pillars: employee engagement, controlled hazards and management commitment.
We have strong participation in safety committees and behavior-based safety activities, and we empower employees to actively identify areas for improvement and solutions. We actively encourage employees to report all incidents so that we can identify opportunities to improve before significant events occur.
We have established a detailed list of safety standards, hold sites accountable to those standards and continuously look for ways to improve and comply with relevant regulations and expectations.
Our managers invest in continuous improvement, lead by example, communicate openly, lead safety initiatives, build trust within teams and consistently model the right safety behavior to create an environment where employee safety is prioritized.
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
ITEM 1A.    RISK FACTORS
You should carefully consider all of the information in this document and the following risk factors before making an investment decision regarding our securities. Any of the following risks could materially and adversely affect our business, financial condition, results of operations, cash flows and the actual outcome of matters as to which forward-looking statements are made in this document.
Risks Relating to Our Business
General global economic and business conditions affect demand for our products.
We compete in various geographic regions and product markets around the world. Among these, the most significant are global industrial, infrastructure and commercial and residential markets. We expect to experience fluctuations in revenues and results of operations due to economic and business cycles. Important factors for our business and the businesses of our customers include the overall strength of the global economy and our customers’ confidence in the economy, industrial and governmental capital spending, the strength of infrastructure and commercial and residential markets, unemployment rates, availability of commercial financing, interest rates, inflation rates, and energy and commodity prices. Recessions, economic downturns, inflation, slowing economic growth and social and political instability in the industries and/or markets where we compete could negatively affect our revenues and financial performance in future periods, result in future restructuring charges, and adversely impact our ability to grow or sustain our business. Macroeconomic and political instability caused by global supply chain disruptions, inflation and the strengthening of the U.S. dollar could adversely impact our results of operations. In addition, military conflicts and their impact on economies may adversely impact our results of operations. The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
During 2024 and 2023, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. In order to align our resources with our growth strategies, operate more efficiently and control costs, we may periodically announce future restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. As these plans and actions are complex, we may not be able to achieve the operating efficiencies to reduce costs or realize benefits that were anticipated in connection with these initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may experience material cost and other inflation.
In 2024 and 2023, we experienced inflationary increases of raw materials, logistics and labor costs. We strive for productivity improvements and implement increases in selling prices to help mitigate cost increases in raw materials, freight, energy, wage and other costs such as pension, health care and insurance. We continue to implement operational initiatives in order to mitigate the impact of this inflation and continuously reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to increase prices, generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flows.
A disruption in the availability, price or quality of products or materials that we manufacture and source from various countries throughout the world could have a material adverse effect on our results of operations.
Our business is subject to risks associated with global manufacturing and sourcing. We use a variety of raw materials in the production of our products including steel, copper, aluminum and paints. We also purchase certain electronic components, electrical and packaging materials from a number of suppliers. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials or components required to manufacture our products and adversely affect our operations. Significant shortages in the availability of these materials or price increases could increase our operating costs and adversely impact the competitive positions of our products. We rely on materials, components and finished goods that are sourced from or manufactured in locations outside the U.S., including Mexico, China and other countries, and these countries may experience political or trade instability, which could disrupt our supply of products or materials. We rely on our suppliers to produce high quality materials, components and finished goods according to our specifications. Although we have quality control procedures in place, there is a risk that products may not meet our specifications which could impact our ability to ship quality products to our customers on a timely basis.
Our backlog may fluctuate and material amounts of cancellations or reductions of orders or a failure to deliver our backlog on time could affect our future sales.
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of December 31, 2024 was $749.3 million. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers’ delivery schedules, are beyond our control. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our future revenue depends in part on our ability to bid and win new contracts.
Our future revenue and overall results of operations require us to successfully bid on new contracts and, in particular, contracts for large greenfield projects, which are frequently subject to competitive bidding processes. Our revenue from major projects depends in part on the level of capital expenditures in some of our principal end markets, particularly in the infrastructure vertical, which includes our data solutions and power utilities businesses. The number of such projects we win in any year fluctuates, and is dependent upon the number of projects available and our ability to bid successfully for such projects. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as competitive position, market conditions, financing arrangements and required governmental approvals. If negative market conditions arise, or if we fail to secure adequate financial arrangements or required governmental approvals, we may not be able to pursue particular projects or win new contracts, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to political, regulatory, economic and other risks that arise from operating a multinational business.
Sales outside of the U.S. for the year ended December 31, 2024 accounted for approximately 28% of our net sales. Further, our business obtains some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:
•changes in diplomatic and trade relationships, as well as the imposition of tariffs, sanctions, duties, exchange controls, currency restrictions or other trade restrictions;
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
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of our reporting unit to its respective carrying values on its balance sheets. As of December 31, 2024, our goodwill and intangible assets were $3.8 billion and represented 57% of our total assets. Changes in economic and operating conditions impacting the assumptions used in our impairment tests could result in future goodwill and intangible asset impairment expense.
Risks Relating to Legal, Regulatory and Compliance Matters
Changes in U.S. and foreign government administrative policy, including the imposition of or increases in tariffs and changes to existing trade agreements could have a material adverse effect on us.
As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S. particularly tariffs on products manufactured in China, Canada and Mexico, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. The U.S. administration has announced it intends to implement or increase tariffs and it remains unclear what the U.S. administration or foreign governments will or will not do with respect to tariffs or trade agreements and policies. A trade war, other governmental action related to tariffs or trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently purchase, manufacture and sell products, and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Violations of the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws outside the U.S. or international trade compliance regulations could have a material adverse effect on us.
The U.S. Foreign Corrupt Practices Act and similar anti-corruption laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials or other persons for the purpose of obtaining or retaining business. We operate in many parts of the world that are recognized as having governmental and commercial corruption and in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Because many of our customers and end users are involved in infrastructure construction, they are often subject to increased scrutiny by regulators.
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
Climate change is receiving ever increasing attention worldwide. Many scientists, legislators and others attribute global warming to increased levels of greenhouse gases, which has led to significant legislative and regulatory efforts to limit greenhouse gas emissions. The U.S. Environmental Protection Agency ("EPA") has published findings that emissions of carbon dioxide, methane, and other greenhouse gases ("GHGs") present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to the warming of the earth's atmosphere and other climate changes. Based on these findings, the EPA has implemented regulations that require reporting of GHG emissions, or that limit emissions of GHGs from certain mobile or stationary sources. In addition, various federal, state and international regulatory agencies have considered other legislation and regulatory proposals to reduce emissions of GHGs, and many have already taken legal measures to reduce emissions of GHGs, primarily through the development of carbon tax, GHG inventories, GHG permitting and/or regional GHG cap-and-trade programs. It is uncertain whether, when and in what form a federal mandatory carbon dioxide emissions reduction program, or other state or international programs, may be adopted. To the extent our customers, particularly our industrial customers, are subject to any of these or other similar proposed or newly enacted laws and regulations, we are exposed to risks that the additional costs incurred by customers to comply with such laws and regulations could impact their ability or desire to continue to operate at similar levels in certain jurisdictions as historically seen or as currently anticipated, which could negatively impact their demand for our products and services. These actions could also increase costs associated with our operations, including costs for raw materials and transportation. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows.
Further, we are subject to additional federal, state, international and national European and U.S. regulations relating to climate and environmental risk, which are continually evolving. Regulators in Europe and the U.S. have focused efforts on increased disclosure related to climate change and mitigation efforts. The European Union adopted the European Sustainability Reporting Standards and the Corporate Sustainability Reporting Directive ("CSRD") that imposes disclosure of the risks and opportunities arising from social and environmental issues, and on the impact of companies’ activities on people and the environment. Similarly, the State of California recently passed the Climate Corporate Data Accountability Act and the Climate-Related Financial Risk Act that will impose broad climate-related disclosure obligations on certain companies doing business in California, including us, starting in 2026. We will likely need to be prepared to contend with overlapping, yet distinct, climate-related disclosure requirements in multiple jurisdictions. Compliance may significantly increase compliance burdens and associated regulatory costs and complexity, and the failure to comply with such legislation and regulations could result in fines to us, and could affect our business, financial condition, results of operations and cash flows.
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
As investors and other stakeholders are increasingly focused on sustainability matters, and as stakeholder sustainability expectations and standards are evolving, we may not be able to sufficiently respond to these evolving standards and expectations. Furthermore, we could be criticized for the accuracy or completeness of the disclosure of our sustainability initiatives. If we are unable to meet our targets or successfully implement our strategy, or our sustainability reporting is inaccurate or incomplete, then we could suffer from reputational damage and incur adverse reaction from investors and other stakeholders, which could adversely impact the perception of our brands and our products and services by current and potential investors and customers, which could in turn adversely impact our business, results of operations or financial condition.
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
Cybersecurity threats from user error to attacks designed to gain unauthorized access to our systems, networks and data are increasing in frequency and sophistication. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain and pose a risk of theft to our assets. The risk of cybersecurity attacks may increase as artificial intelligence capabilities improve and are increasingly used to identify vulnerabilities and construct increasingly sophisticated cybersecurity attacks, with the possibility of additional vulnerabilities being introduced through our own use of artificial intelligence and its use by our stakeholders, including vendors and customers. Establishing systems and processes to address these threats and changes in legal requirements relating to data collection and storage may increase our costs. Previous cybersecurity incidents have not materially affected us, including our business strategy, results of operations or financial condition. There can be no assurance of similar results in the future. Should future attacks succeed, it could expose us and our employees, customers, distributors and suppliers to the theft of assets, misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, product failures, production downtimes and operations disruptions. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such cybersecurity incidents could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further cybersecurity measures.
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
As of December 31, 2024, we had $2.2 billion of total debt on a consolidated basis. We and our subsidiaries may incur additional indebtedness in the future, subject to limitations in our debt agreements. This increase and any future increases in our level of indebtedness will have several important effects on our future operations, including, without limitation:
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
Sales outside of the U.S. for the year ended December 31, 2024 accounted for approximately 28% of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar-reported revenue and income will effectively be decreased to the extent of the change in currency valuations and vice-versa. For the year ended December 31, 2024, foreign currency translations did not have an impact on our net sales. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue and income in future periods.
Disruptions in the financial markets could adversely affect us, our customers and our suppliers by increasing funding costs or reducing availability of credit.
In the normal course of our business, we may access credit markets for general corporate purposes, which may include repayment of indebtedness, acquisitions, additions to working capital, repurchase of shares and capital expenditures. Although we expect to have sufficient liquidity to meet our foreseeable needs, our access to and the cost of capital could be negatively impacted by disruptions in the credit markets, which have occurred in the past and made financing terms for borrowers unattractive or unavailable. These factors may make it more difficult or expensive for us to access credit markets if the need arises. In addition, these factors may make it more difficult for our suppliers to meet demand for their products or for prospective customers to commence new projects, as customers and suppliers may experience increased costs of debt financing or difficulties in obtaining debt financing. Disruptions in the financial markets in the past have had adverse effects on other areas of the economy and have led to a slowdown in general economic activity that may adversely affect our businesses. One or more of these factors could adversely affect our business, financial condition, results of operations and cash flows.
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
While we believe that we should be able to maintain a worldwide effective corporate tax rate that is competitive in our industry, we cannot give any assurance as to what our effective tax rate will be in the future, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. Our actual effective tax rate may vary from our expectation and that variance may be material. Also, the tax laws of the U.S., the U.K., Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our worldwide effective corporate tax rate. For example, the Organization for Economic Co-operation and Development introduced an international tax framework under Pillar II (the "Pillar II framework") which includes a global minimum tax of 15%. The Pillar II framework has been implemented by several jurisdictions, including jurisdictions in which we operate, with effect from January 1, 2024, which resulted in an increase to our effective tax rate in 2024. In addition, legislative or administrative action could be taken by the U.S., the U.K., Ireland or the European Union which could override tax treaties or modify tax statutes or regulations upon which we expect to rely, limit the availability of tax benefits or deductions we currently claim or otherwise affect the taxes imposed on our worldwide operations and materially adversely affect our effective tax rate. We cannot predict the outcome of any specific legislative proposals. If proposals were enacted that had the effect of disregarding our incorporation in Ireland or limiting our ability as an Irish company to maintain tax residency in the U.K. and take advantage of the tax treaties among the U.S., the U.K. and Ireland, we could be subject to increased taxation, which could materially adversely affect our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.
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

•the operating and share price performance of other comparable companies or of companies in industries that are our customers;
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
If operations at any of our manufacturing facilities or those of our suppliers were to be disrupted as a result of significant equipment failures, natural disasters, earthquakes, power outages, fires, explosions, terrorism, military conflicts, international hostilities, cybersecurity incidents, adverse weather conditions, labor disputes, public health epidemics or other catastrophic events or events outside of our control, we may be unable to fill customer orders and otherwise meet customer demand for our products. In addition, these types of events may negatively impact consumer, commercial and industrial spending in impacted regions or, depending on the severity, globally. As a result, any of such events could have a material adverse effect on our business, financial condition, results of operations and cash flows. Interruptions in production, in particular at our manufacturing facilities, could increase our costs and reduce our sales. Any interruption in production capability could require us to make substantial capital expenditures to fill customer orders. We maintain property damage insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. However, any recovery under our insurance policies may not offset the lost sales or increased costs that may be experienced during the disruption of operations, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our cybersecurity program includes the following capabilities:
Governance
Our Board of Directors oversees cybersecurity risk management and is supported by the Audit and Finance Committee of the Board (the "Audit Committee"). The Audit Committee interacts with the Executive Leadership Team ("ELT"), including our Chief Technology Officer ("CTO"), and other members of management with respect to cybersecurity matters. The Board of Directors and the Audit Committee receive periodic reports from management on the effectiveness of the cybersecurity program and any material cybersecurity incidents that have occurred. The Board of Directors and the Audit Committee work with management to help ensure that our cybersecurity program is effective in addressing the risks associated with cybersecurity threats and are committed to continuously improving our cybersecurity program to stay apprised of emerging threats. The CTO oversees our cybersecurity program, including assessing and managing material risks from cybersecurity threats. The Chief Information Security Officer ("CISO") reports to the CTO and leads the cybersecurity program and team.

The CTO has served in various roles in technology for over 25 years and in information security including product security for over a decade. The CTO holds a PhD in engineering and degrees in technology and management. The CISO has served in various roles in information technology and information security for over 25 years, including serving as a cybersecurity leader for public companies for over a decade. The CISO holds a degree in engineering and a master's degree in business.
Risk Management
We have processes in place to assess, identify, and manage material risks from cybersecurity threats. We track cybersecurity risk as an enterprise risk through our enterprise-wide risk management ("ERM") framework. The Board of Directors is actively involved in oversight of our ERM framework and receives regular reports on risks, including cybersecurity risks. We engage third parties to conduct threat assessments, information system penetration tests, and simulation exercises to validate and further mature our cybersecurity program, the results of which are reported to the Executive Leadership Team, including CTO, and the Board of Directors. We maintain cybersecurity insurance coverage to help mitigate the financial impact of a cybersecurity incident.
Technical Safeguards
We deploy technical safeguards that are designed to protect our information systems from cybersecurity incidents, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, all of which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
Incident Response and Recovery Planning
We have established and maintain comprehensive incident response and business continuity plans that address our response to, and mitigation and remediation of, a cybersecurity incident, which includes the support of external cyber-specialist resources when deemed necessary, in addition to managed services to support our Security Operations Center function. We have implemented controls and procedures that provide for the prompt escalation of cybersecurity incidents to the ELT, and the Board of Directors when appropriate, so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
Third-Party Risk Management
We maintain a comprehensive, risk-based approach to assessing and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.
Education and Awareness
We have implemented a security awareness and training program designed to educate employees on the importance of information security and to help them identify and respond to potential security incidents. The program includes annual required cybersecurity training for professional employees, role-based cybersecurity training, and a phishing awareness program for all employees. Additionally, the ELT and Board of Directors have conducted cybersecurity incident and response simulation exercises.
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
Our key operations are conducted in manufacturing and distribution facilities throughout the world. The following is a summary of our principal manufacturing and distribution properties:

		Number of Facilities
	Manufacturing Plant Locations	Manufacturing Plants	Distribution Facilities
Enclosures	U.S. and 10 other countries	24	16
Electrical & Fastening Solutions	U.S. and 4 other countries	14	8
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
Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of December 31, 2024, our recorded reserves for environmental matters were not material. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.
Product liability claims
We are subject to various product liability lawsuits and personal injury claims. A substantial number of these lawsuits and claims are insured and accrued for by Tonka Bay, a captive insurance subsidiary of nVent. Tonka Bay records a liability for these claims based on actuarial projections of ultimate losses. For all other claims, accruals covering the claims are recorded, on an undiscounted basis, when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated based on existing information. The accruals are adjusted periodically as additional information becomes available. We have not experienced significant unfavorable trends in either the severity or frequency of product liability lawsuits or personal injury claims.
ITEM 4.   MINE SAFETY DISCLOSURES
Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Current executive officers of nVent Electric plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Beth A. Wozniak	60	Chief Executive Officer since 2018 and Chair of the Board since 2023; Ms. Wozniak was the President of Pentair’s Electrical segment during 2017. Ms. Wozniak previously served as President of Pentair’s Flow & Filtration Solutions Global Business Unit from 2015 – 2016. Ms. Wozniak was President of the Environmental and Combustion Controls unit of Honeywell International Inc. (a software-industrial company) from 2011 – 2015 and President of the Sensing and Controls Unit of Honeywell International Inc. from 2006 – 2011, and she held various leadership positions at Honeywell International Inc. and its predecessor AlliedSignal Inc. from 1990 – 2006.
Sara E. Zawoyski	50	Executive Vice President and Chief Financial Officer since 2019, and Interim President of Enclosures since June 2024; Ms. Zawoyski was the Senior Vice President Finance and Treasurer of the Company from 2018 – 2019. Ms. Zawoyski previously served in the following roles at Pentair and its predecessors: Chief Financial Officer, Electrical Segment from 2017 – 2018, Chief Financial Officer, Flow and Filtration Solutions from 2015 – 2017, Chief Financial Officer Flow Technologies from 2014 – 2015, Chief Financial Officer, Equipment Protection from 2012 – 2014, and Vice President Investor Relations from 2010 – 2012. Ms. Zawoyski also previously held various investor relations and managerial finance leadership positions at PepsiAmericas from 2002 – 2010 and various positions in the audit practice of PricewaterhouseCoopers LLP from 1996 – 2002.
Jon D. Lammers	60	Executive Vice President and General Counsel and Secretary since 2018; Mr. Lammers served as Pentair's General Counsel, Electrical from 2017-2018 and was an attorney at Foulston Siefkin LLP (a Kansas-based law firm) from 2016 – 2017. Mr. Lammers previously served as Senior Vice President, General Counsel and Secretary of Spirit Aerosystems Holdings, Inc. (a designer and manufacturer of aerostructures) from 2012 – 2016. He held various senior legal roles, including Deputy North American General Counsel and Asia Pacific General Counsel with Cargill Inc. from 1997 – 2012. Prior to his corporate experience, Mr. Lammers practiced law at Oppenheimer, Wolff & Donnelly (n/k/a Fox Rothschild LLP) from 1993 – 1997 and Paul Hastings LLP from 1991 – 1993.
Lynnette R. Heath	57	Executive Vice President and Chief Human Resources Officer since 2018; Ms. Heath was the Senior Vice President, Global Human Resources of Entrust Datacard (a privately held global security and identity company) from 2009 – 2017. Ms. Heath previously held various human resources roles with General Electric Company from 2000 – 2009, with McKesson Corporation from 1996 – 2000 and with Northern States Power Company (n/k/a Xcel Energy Inc.) from 1992 – 1996.
Aravind Padmanabhan	56	Executive Vice President and Chief Technology Officer since 2019; Mr. Padmanabhan was the Vice President and Chief Technology Officer of the Honeywell Connected Worker unit of Honeywell International Inc. (a software-industrial company) from 2018 – 2019, and served as Acting Chief Architect of the Honeywell Sentience Platform in 2018. Mr. Padmanabhan previously served as Vice President and Chief Technology Officer of the Home & Building Technologies unit of Honeywell International Inc. from 2016 – 2018 and the Environmental & Energy Solutions unit of Honeywell International Inc. from 2013 – 2016. Mr. Padmanabhan also previously held various other technology and engineering leadership positions at Honeywell International Inc. from 1997 – 2013.
Martha C. Bennett	52	Executive Vice President and Chief Marketing Officer since January 2024; Ms. Bennett was the Chief Marketing Officer and Senior Vice President from 2023 – 2024, and the Vice President of Global Marketing Excellence from 2020 – 2023, of the Safety & Industrial Business Group at 3M Company. Ms. Bennett previously held various marketing and leadership roles with 3M Company from 2004 – 2020, with Diamond Aircraft from 2003 – 2004 and with Bombardier Aerospace from 1998 – 2003.
Randolph A. Wacker	60	Senior Vice President and Chief Accounting Officer since 2018 and Treasurer since 2019; Mr. Wacker was the Assistant Corporate Controller of Pentair and served in that role from 2005-2017. Mr. Wacker served as the U.S. Controller of Computer Network Technologies from 2004 – 2005. He served over 10 years in corporate controlling and external reporting roles in various public companies. Mr. Wacker also served as an accountant with the public accounting firm Larson, Allen, Weishair & Co., LLP (n/k/a CliftonLarsonAllen) from 1988 – 1993.
Robert J. van der Kolk	56	President of Electrical & Fastening Solutions since 2018; Mr. van der Kolk was the Vice President of Pentair’s Engineered & Fastening Solutions Strategic Business Unit of the Electrical segment and served in that role from 2015 – 2017. Mr. van der Kolk previously served as the Executive Vice President, Sales for ERICO from 2011 – 2015, and held various sales, development, and manufacturing leadership roles with ERICO from 2001 – 2008. Mr. van der Kolk held Plant Superintendent and Production Management roles for Cargill in the Netherlands and Germany from 1993 – 2001.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed for trading on the New York Stock Exchange and trade under the symbol "NVT." As of December 31, 2024, there were 11,711 shareholders of record.
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
The following graph sets forth the cumulative total shareholder return on our ordinary shares from December 31, 2019, assuming the investment of $100 and the reinvestment of all dividends since that date to December 31, 2024. The graph also contains for comparison purposes the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrials Index, assuming the same investment level and reinvestment of dividends. By virtue of our market capitalization, we are a component of the S&P Mid Cap 400 Index. On the basis of our size and diversity of businesses, we believe the S&P Mid Cap 400 Industrials Index is an appropriate published industry index for comparison purposes.

Comparison of Cumulative Total Return

$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
nVent Electric plc
S&P Mid Cap 400
S&P Mid Cap 400 Industrials

	Base Period December 31	INDEXED RETURNS Years ended December 31,
Company / Index	2019	2020	2021	2022	2023	2024
nVent Electric plc	$100	$94.32	$157.66	$162.90	$254.09	$296.34
S&P Mid Cap 400 Index	100	113.66	141.80	123.28	143.54	163.54
S&P Mid Cap 400 Industrials Index	100	116.49	149.62	132.42	174.04	197.51

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2024:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 26, 2024	269	$75.71	—	$400,000,005
October 27 – November 23, 2024	846	72.86	—	400,000,005
November 24 – December 31, 2024	3,134	76.03	—	400,000,005
Total	4,249		—
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
(d)On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024 and expires on July 22, 2027. As of December 31, 2024, we had $400.0 million available for repurchases under the 2024 Authorization.
ITEM 6.   RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This Management's Discussion and Analysis of Financial Condition and Results of Operations refers to and should be read in conjunction with the audited consolidated financial statements and the corresponding notes included in ITEM 8.
Forward-looking statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "forecasts," "should," "would," "could," "positioned," "strategy," "future," "are confident," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these factors are adverse effects on our business operations or financial results, including the overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions, including the Trachte acquisition; competition and pricing pressures in the markets we serve, including the impacts of tariffs; volatility in currency exchange rates, interest rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; inability to mitigate material and other cost inflation; risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging and transportation; increased risks associated with operating foreign businesses, including risks associated with military conflicts; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Annual Report on Form 10-K. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
Overview
The terms "us," "we," "our," "the Company" or "nVent" refer to nVent Electric plc. nVent is a leading global provider of electrical connection and protection solutions. We believe our inventive electrical solutions enable safer systems and ensure a more secure world. We connect and protect some of the world's most critical electrical systems to make them safer, more efficient and resilient. We design, manufacture, market, install and service high performance products and solutions that connect and protect mission critical equipment, buildings and essential processes. We have a comprehensive portfolio of cable management, control buildings, cooling solutions, both liquid and air, electrical connections, enclosures, equipment protection, power connections and power management solutions, and we are recognized globally for quality, reliability and innovation.
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across two segments: Enclosures and Electrical & Fastening Solutions, which represented approximately 61% and 39% of total revenues during 2024, respectively. In the first quarter of 2025, we will be renaming our Enclosures segment to Systems Protection, and our Electrical & Fastening Solutions segment to Electrical Connections.
•Enclosures (to be renamed Systems Protection beginning in the first quarter of 2025)—The Enclosures segment provides innovative solutions to help protect electronics, systems and data in mission critical applications, including data centers, that improve resiliency and energy efficiency. Our standard and custom protective enclosures, cooling solutions, both liquid and air, control buildings and power distribution solutions help protect operating environments for mission critical applications in industrial, infrastructure, commercial and energy verticals.
•Electrical & Fastening Solutions (to be renamed Electrical Connections beginning in the first quarter of 2025)—The Electrical & Fastening Solutions segment provides innovative solutions that connect power and data infrastructure. Our offerings enhance end-user safety, reduce installation time and provide resiliency for critical systems. Our cable management, electrical connections and solutions, and power connections help make electrical systems safe, efficient and resilient, and are used across a wide range of verticals, including commercial and residential, infrastructure, industrial and energy.
On May 18, 2023, as part of our Electrical & Fastening Solutions reporting segment, we completed the acquisition of ECM Investors, LLC, the parent of ECM Industries, LLC ("ECM Industries"), for approximately $1.1 billion in cash. ECM Industries is a leading provider of high-value electrical connectors, tools and test instruments and cable management. The purchase price was funded primarily through borrowings under the 2033 Notes and 2023 Term Loan Facility (as defined below).

On July 10, 2023, we acquired TEXA Industries for approximately $34.8 million in cash. TEXA Industries is an Italian manufacturer of industrial cooling applications that we will market as part of the nVent HOFFMAN product line within our Enclosures segment.
On July 16, 2024, we completed the acquisition of the Trachte, LLC ("Trachte") as part of our Enclosures reporting segment, for approximately $687.5 million in cash. Trachte is a leading manufacturer of engineered control building solutions designed to protect critical infrastructure assets. The purchase price was funded primarily through borrowings under the 2024 Term Loan Facility and Revolving Credit Facility (as defined below).
On July 31, 2024, we entered into a definitive agreement to sell our Thermal Management business to BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management, for a purchase price of $1.7 billion in cash, subject to certain customary purchase price adjustments. The results of the Thermal Management business are reported as a discontinued operation in our Consolidated Financial Statements for all periods presented. The assets and liabilities of this business have been reclassified as held for sale in the Consolidated Balance Sheets for all periods presented. The Thermal Management business was previously disclosed as a stand-alone reporting segment. On January 30, 2025, we completed the sale of the Thermal Management business. For further details, see ITEM 8, Note 6 of the Notes to the Consolidated Financial Statements.
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2023 and 2024, and are reasonably likely to impact our results in the future:
•During 2023 and 2024, we experienced inflationary increases, primarily related to labor and raw material costs. We have taken pricing actions and implemented productivity improvements that could help offset these cost increases. We expect inflationary cost increases, including the impacts of tariffs, to continue into 2025, which could negatively impact our results of operations.
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
•The converging megatrends of the electrification of everything, sustainability and digitalization, including the increased use of artificial intelligence, have led to sales growth, particularly in the infrastructure vertical, which includes our data solutions business that is primarily in our Enclosures segment. We expect these megatrends to continue and further drive sales growth in 2025.
•We have invested in innovation and new products, which has contributed to sales growth. We expect continued investment in new products to further drive sales growth in 2025.
In 2025, our operating objectives include the following:
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31			% / point change
In millions	2024	2023	2022	2024 vs 2023		2023 vs 2022
Net sales	$3,006.1	$2,668.9	$2,295.1	12.6%		16.3%
Cost of goods sold	1,797.0	1,593.7	1,472.2	12.8%		8.3%
Gross profit	1,209.1	1,075.2	822.9	12.5%		30.7%
% of net sales	40.2%	40.3%	35.9%	(0.1)	pts	4.4	pts

Selling, general and administrative	615.9	557.3	468.3	10.5%		19.0%
% of net sales	20.5%	20.9%	20.4%	(0.4)	pts	0.5	pts
Research and development	66.1	55.2	45.6	19.7%		21.1%
% of net sales	2.2%	2.1%	2.0%	0.1	pts	0.1	pts

Operating income	527.1	462.7	309.0	13.9%		49.7%
% of net sales	17.5%	17.3%	13.5%	0.2	pts	3.8	pts

Net interest expense	106.0	79.4	31.2	N.M.		N.M.
Gain on sale of investment	—	(10.3)	—	N.M.		N.M.
Other expense (income)	(8.1)	18.3	(58.5)	N.M.		N.M.

Income before income taxes	429.2	375.3	336.3	14.4%		11.6%
Provision (benefit) for income taxes	188.4	(84.4)	43.2	N.M.		N.M.
Effective tax rate	43.9%	(22.5)%	12.8%	66.4	pts	(35.3	pts)
Net income from continuing operations	240.8	459.7	293.1	(47.6)%		56.8%
Income from discontinued operations, net of tax	91.0	107.4	106.7	(15.3)%		0.7%

Net income	$331.8	$567.1	$399.8	(41.5)%		41.8%
N.M. Not Meaningful
Net sales
The components of the change in consolidated net sales were as follows:

	2024 vs 2023	2023 vs 2022
Volume	2.6%	(0.4)%
Price	(0.2)	5.5
Organic growth	2.4%	5.1%
Acquisition	10.3	11.0
Currency	(0.1)	0.2
Total	12.6%	16.3%
The 12.6 percent increase in net sales in 2024 from 2023 was primarily the result of:
•sales of $274.4 million in 2024 as a result of the ECM Industries, Trachte and TEXA Industries acquisitions; and
•organic sales growth contribution of approximately 2.5% from our infrastructure business in 2024 from 2023, which includes selective increases in selling prices.

The 16.3 percent increase in net sales in 2023 from 2022 was primarily the result of:
•sales of $252.7 million in 2023 as a result of the ECM Industries and TEXA Industries acquisitions; and
•organic sales growth contribution of approximately 2.5%, 1.5%, and 1.0% from our infrastructure, commercial & residential and industrial businesses, respectively, in 2023 from 2022, which primarily includes selective increases in selling prices.
Gross profit
The 0.1 percentage point decrease in gross profit as a percentage of net sales in 2024 from 2023 was primarily the result of:
•inflationary increases, primarily related to labor costs, compared to 2023.
This decrease was partially offset by:
•higher sales volume resulting in increased leverage on fixed expenses in cost of goods sold; and
•$17.7 million of expense related to inventory step-up recorded in 2023 as a result of the ECM Industries acquisition.
The 4.4 percentage point increase in gross profit as a percentage of net sales in 2023 from 2022 was primarily the result of:
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
Selling, general and administrative ("SG&A")
The 0.4 percentage point decrease in SG&A expense as a percentage of net sales in 2024 from 2023 was driven by:
•higher sales volume resulting in increased leverage on fixed expenses; and
•savings generated from restructuring and other lean initiatives.
This decrease was partially offset by:
•intangible amortization expense of $94.7 million in 2024 compared to $69.6 million in 2023 as a result of the ECM Industries, Trachte and TEXA Industries acquisitions;
•inflationary increases impacting our labor costs, professional fees and other administrative costs;
•investments in capacity, new products and digital to drive growth; and
•$8.8 million of impairment expense in 2024 related to equity investments recorded on a cost basis.
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
Net interest expense
The increase in net interest expense in 2024 from 2023 was the result of:
•increased debt due to the acquisition of Trachte.
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
Other expense (income)
In 2024, 2023 and 2022, we recognized a pre-tax, non-cash pension and other post-retirement mark-to-market gain of $0.1 million, a loss of $13.4 million and a gain of $61.9 million, respectively.
In 2024, we recorded $12.5 million of income related to the release of a guarantee liability.
Provision (benefit) for income taxes
The 66.4 percentage point increase in the effective tax rate in 2024 from 2023 was primarily the result of:
•$92.8 million of non-cash expense recorded in 2024 related to the establishment of valuation allowances on deferred tax assets related to tax-deductible statutory losses in Luxembourg initially established in 2023;
•the enactment of the Pillar II global minimum tax framework, effective January 1, 2024 in certain jurisdictions in which we operate; and
•increased earnings in higher tax rate jurisdictions.
The 35.3 percentage point decrease in the effective tax rate in 2023 from 2022 was primarily the result of:
•$55.4 million of non-cash benefit recorded in 2023 for the recognition of deferred tax assets for a step up in tax basis of intangible assets in Switzerland, partially offset by valuation allowances of $5.1 million. The assets are amortizable starting in 2024 and the amortization period varies based on the nature of the underlying assets from which the values were derived.
•$93.2 million of non-cash benefit recorded in 2023 for the recognition of deferred tax assets related to tax-deductible statutory losses in Luxembourg.
This decrease was partially offset by:
•increased earnings in higher tax rate jurisdictions.
SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of both of our reportable segments (Enclosures and Electrical & Fastening Solutions). Both of these segments comprise various product offerings that serve multiple end users.
We evaluate performance based on net sales and reportable segment income ("segment income") and use a variety of ratios to measure performance of our reporting segments. Segment income represents operating income, which includes certain corporate overhead allocations, exclusive of intangible amortization, acquisition related expenses, costs of restructuring activities, impairments and other unusual non-operating items.
Enclosures
The net sales, segment income and segment income as a percentage of net sales for Enclosures were as follows:

	Years ended December 31			% / point change
In millions	2024	2023	2022	2024 vs 2023		2023 vs 2022
Net sales	$1,823.3	$1,605.9	$1,503.7	13.5%		6.8%
Segment income	403.1	346.6	256.0	16.3%		35.4%
% of net sales	22.1%	21.6%	17.0%	0.5	pts	4.6	pts

Net sales
The components of the change in Enclosures net sales from the prior period were as follows:

	2024 vs 2023	2023 vs 2022
Volume	5.4%	0.6%
Price	(0.4)	5.3
Organic growth	5.0%	5.9%
Acquisition	8.6	0.8
Currency	(0.1)	0.1
Total	13.5%	6.8%
The 13.5 percent increase in Enclosures net sales in 2024 from 2023 was primarily the result of:
•organic sales growth contribution of approximately 4.5% from our infrastructure business in 2024 from 2023, which includes selective increases in selling prices and growth in the data solutions business; and
•sales of $138.1 million in 2024 as a result of the Trachte and TEXA Industries acquisitions.
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
•sales of $12.0 million in 2023 as a result of the TEXA Industries acquisition.
Segment income
The components of the change in Enclosures segment income as a percentage of net sales from the prior period were as follows:

	2024 vs 2023		2023 vs 2022
Growth/acquisition	2.0	pts	(0.4	pts)
Price	(0.3)		4.2
Currency	0.1		(0.4)
Net productivity	(1.3)		1.2
Total	0.5	pts	4.6	pts
The 0.5 percentage point increase in segment income for Enclosures as a percentage of net sales in 2024 from 2023 was primarily the result of:
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
This increase was partially offset by:
•inflationary increases, primarily related to labor cost, compared to 2022; and
•investments in capacity, digital and new products to drive growth.

Electrical & Fastening Solutions
The net sales, segment income and segment income as a percentage of net sales for Electrical & Fastening Solutions were as follows:

	Years ended December 31			% / point change
In millions	2024	2023	2022	2024 vs 2023		2023 vs 2022
Net sales	$1,182.8	$1,063.0	$791.4	11.3%		34.3%
Segment income	354.5	330.6	219.9	7.2%		50.3%
% of net sales	30.0%	31.1%	27.8%	(1.1	pts)	3.3	pts
Net sales
The components of the change in Electrical & Fastening Solutions net sales from the prior period were as follows:

	2024 vs 2023	2023 vs 2022
Volume	(1.7)%	(2.3)%
Price	0.2	5.9
Organic growth	(1.5)%	3.6%
Acquisition	12.8	30.4
Currency	—	0.3
Total	11.3%	34.3%
The 11.3 percent increase in Electrical & Fastening Solutions net sales in 2024 from 2023 was primarily the result of:
•sales of $136.3 million in 2024 as a result of the ECM Industries acquisition.
This increase was partially offset by:
•organic sales decline of approximately 1.5% from our commercial & residential business in 2024 from 2023.
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
Segment income
The components of the change in Electrical & Fastening Solutions segment income as a percentage of net sales from the prior period were as follows:

	2024 vs 2023		2023 vs 2022
Growth/acquisition	(1.7)	pts	1.1	pts
Price	0.2		4.0
Net productivity	0.4		(1.8)
Total	(1.1)	pts	3.3	pts
The 1.1 percentage point decrease in segment income for Electrical & Fastening Solutions as a percentage of net sales in 2024 from 2023 was primarily the result of:
•the impact of unfavorable product mix;
•inflationary increases, primarily related to labor costs and raw materials, compared to 2023; and
•investments in digital to drive growth.
This decrease was partially offset by:
•increased productivity as a result of supply chain management and manufacturing efficiencies.

The 3.3 percentage point increase in segment income for Electrical & Fastening Solutions as a percentage of net sales in 2023 from 2022 was primarily the result of:
•increases in selling prices to mitigate inflationary cost increases;
•increased productivity as a result of supply chain management, manufacturing and other efficiencies; and
•the impact of favorable product mix.
This increase was partially offset by:
•inflationary increases, primarily related to labor costs, compared to 2022;
•lower sales volume resulting in decreased leverage on fixed expenses; and
•investments in digital, selling and marketing to drive growth.
LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of December 31, 2024, we had $131.2 million of cash on hand, of which $53.2 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical & Fastening Solutions products during the spring and summer months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities from continuing operations was $501.0 million in 2024. Net cash provided by operating activities in 2024 primarily reflects net income from continuing operations of $472.0 million, net of non-cash depreciation, amortization, changes in deferred taxes and pension and other-post retirement mark-to-market gain, and a $3.5 million decrease in net working capital.
Net cash provided by operating activities from continuing operations was $422.2 million in 2023. Net cash provided by operating activities in 2023 primarily reflects net income from continuing operations of $420.4 million, net of non-cash depreciation, amortization, changes in deferred taxes and pension and other post-retirement mark-to-market loss, partially offset by a $2.4 million increase in net working capital.
Net cash provided by operating activities from continuing operations was $273.3 million in 2022. Net cash provided by operating activities in 2022 primarily reflects net income of $306.2 million, net of non-cash depreciation, amortization, changes in deferred taxes and pension and other post-retirement mark-to-market gain, partially offset by a $47.3 million increase in net working capital.
Investing activities
Net cash used for investing activities from continuing operations was $750.8 million in 2024, which primarily related to cash paid for the Trachte acquisition of $677.7 million, net of cash acquired, and capital expenditures of $74.0 million.
Net cash used for investing activities from continuing operations was $1,166.7 million in 2023, which primarily related to cash paid for the ECM Industries and TEXA Industries acquisitions of $1,120.1 million, net of cash acquired, and capital expenditures of $65.6 million.
Net cash used for investing activities from continuing operations was $47.1 million in 2022, which primarily related to capital expenditures of $40.5 million.
Financing activities
Net cash provided by financing activities was $146.2 million in 2024, which primarily related to proceeds from long-term debt of $500.0 million, partially offset by dividends paid of $126.8 million, repayments of long-term debt of $126.5 million and share repurchases of $100.0 million.

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
As of December 31, 2024, the borrowing capacity under the Revolving Credit Facility was $600.0 million.

Borrowings under the Senior Credit Facilities bear interest at a rate equal to an adjusted base rate, the Secured Overnight Financing Rate ("SOFR"), Euro Interbank Offer Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”), plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating.
In April 2023, nVent and nVent Finance entered into a loan agreement providing for another senior unsecured term loan facility of $300.0 million for five years (the "2023 Term Loan Facility"), which was used to fund the acquisition of ECM Industries. The 2023 Term Loan Facility bears interest at a rate equal to an adjusted base rate or adjusted term SOFR plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating.
In June 2024, nVent and nVent Finance entered into a new loan agreement providing for an additional senior unsecured term loan facility of $500.0 million for two years (the "2024 Term Loan Facility"). In July 2024, we partially financed the acquisition of Trachte using the 2024 Term Loan Facility. The 2024 Term Loan Facility bears interest at a rate equal to an adjusted base rate or adjusted term SOFR plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance's election, the Company's leverage level or public credit rating.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, the 2023 Term Loan Facility and the 2024 Term Loan Facility, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities, the 2023 Term Loan Facility and the 2024 Term Loan Facility also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of December 31, 2024, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
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
During the year ended December 31, 2024, we repurchased 1.5 million of our ordinary shares for $100.0 million under the 2024 Authorization and we did not repurchase ordinary shares under the 2021 Authorization.
As of December 31, 2024, we had $400.0 million available for share repurchases under the 2024 Authorization.
Dividends
Dividends paid per ordinary share were $0.76 for the year ended December 31, 2024 and $0.70 for both the years ended December 31, 2023 and 2022.
On December 16, 2024, the Board of Directors declared a quarterly cash dividend of $0.20 that was paid on February 7, 2025 to shareholders of record at the close of business on January 17, 2025. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $33.9 million and $32.6 million at December 31, 2024 and 2023, respectively.
On February 17, 2025, the Board of Directors declared a quarterly cash dividend of $0.20 per ordinary share payable on May 9, 2025 to shareholders of record at the close of business on April 25, 2025.
Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of nVent Electric plc's "distributable reserves" on its statutory balance sheet. nVent Electric plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves of nVent Electric plc are not linked to a generally accepted accounting principles in the United States of America ("GAAP") reported amount (e.g., retained earnings). Our distributable reserve balance was $2.4 billion and $2.7 billion as of December 31, 2024 and 2023, respectively.

Authorized shares
Our authorized share capital consists of 400.0 million ordinary shares with a par value of $0.01 per share.
Material cash requirements
In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt and interest payments, taxes, dividends and share repurchases.
Our material contractual cash requirements as of December 31, 2024 include principal and interest on long-term debt as well as payments for lease liabilities. Servicing these obligations includes the following estimated cash outflows from December 31, 2024:

In millions	Within 1 year	Greater than 1 year	Total
Debt obligations	$37.5	$2,128.8	$2,166.3
Interest obligations on fixed-rate debt	59.3	318.2	377.5
Lease obligations, net of sublease rentals	33.1	142.7	175.8
Total	$129.9	$2,589.7	$2,719.6
We also incur purchase obligations in the ordinary course of business that are enforceable and legally binding. We have contractual purchase obligations of $66.7 million for 2025, which represent commitments for raw materials to be utilized in the normal course of business for which all significant terms have been confirmed. Contractual purchase obligations beyond 2025 are not material.
The total gross liability for uncertain tax positions at December 31, 2024 was estimated to be $11.7 million. We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Net interest expense, respectively in the Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices. As of December 31, 2024, we have liabilities of $2.0 million for the possible payment of penalties and $1.4 million related to the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheet.
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
The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2024	2023	2022
Net cash provided by (used for) operating activities of continuing operations	$501.0	$422.2	$273.3
Capital expenditures	(74.0)	(65.6)	(40.5)
Proceeds from sale of property and equipment	0.5	0.1	2.0
Free cash flow of continuing operations	427.5	356.7	234.8
Net cash provided by (used for) operating activities of discontinued operations	142.1	105.9	121.3
Capital expenditures of discontinued operations	(7.8)	(5.4)	(5.4)
Proceeds from sale of property and equipment of discontinued operations	0.2	7.4	—
Total free cash flow	$562.0	$464.6	$350.7
COMMITMENTS AND CONTINGENCIES
We have been, and in the future may be, made parties to a number of actions filed or have been, and in the future may be, given notice of potential claims relating to the conduct of our business, including those pertaining to commercial or contractual disputes, product liability, environmental, safety and health, patent infringement and employment matters.

While we believe that a material impact on our consolidated financial position, results of operations or cash flows from any such future claims or potential claims is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future adverse ruling or unfavorable development could result in future charges that could have a material impact. We do and will continue to periodically re-examine our estimates of probable liabilities and any associated expenses and receivables and make appropriate adjustments to such estimates based on experience and developments in litigation. As a result, the current estimates of the potential impact on our consolidated financial position, results of operations and cash flows for the proceedings and claims described in ITEM 8, Note 18 of the Notes to the Consolidated Financial Statements could change in the future.
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
As of December 31, 2024 and 2023, the outstanding value of bonds, letters of credit and bank guarantees totaled $10.7 million and $10.5 million, respectively.
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
Determining the fair value of the reporting units required the use of significant judgment, including assumptions about future revenues and expenses, capital expenditures and changes in working capital and discount rates, which are based on our annual operating plan and long-term business plan. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, and growth expectations for the industries and end markets in which the reporting unit participates. The level of judgment and estimation is inherently high. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2030 are projected to grow at a perpetual growth rate of 3.0%.
Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized a 10.0% discount rate for each reporting unit in determining the discounted cash flows in our fair value analysis.
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
There was no impairment expense recorded in 2024, 2023 or 2022 related to goodwill. A 10% decrease in the fair values determined in the quantitative impairment assessment for each of the reporting units would not have changed our determination that the fair value of each reporting unit was in excess of its carrying value for 2024.
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
The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted-average cost of capital. We utilized a royalty rate ranging from 1.0% to 5.5% for each trade name in our fair value analysis.
There was no impairment expense recorded in 2024, 2023 or 2022 related to identifiable intangible assets. A 10% decrease in the fair values determined in the quantitative impairment assessment for each of the trade names would not have changed our determination that the fair value of each trade name was in excess of its carrying value for 2024.
Pension and other post-retirement plans
We sponsor defined-benefit pension plans and a post-retirement health plan. The defined benefit plans cover certain non-U.S. employees and retirees and the pension benefits are based principally on an employee's years of service and/or compensation levels near retirement.
The amounts recognized in our consolidated financial statements related to our defined-benefit pension and other post-retirement plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including: expected return on plan assets, discount rates and rate of increase in future compensation levels. These assumptions are updated annually and are disclosed for our Direct Plans in ITEM 8, Note 13 to the Notes to Consolidated Financial Statements. Differences in actual experience or changes in assumptions may affect our pension and other post-retirement obligations and future expense.

We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in a pre-tax gain of $0.1 million in 2024, a pre-tax loss of $13.4 million in 2023, and a pre-tax gain of $61.9 million in 2022. The remaining components of pension expense, including service and interest costs and estimated return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rates on our pension plans ranged from 1.00% to 5.39%, 1.00% to 4.88% and 1.00% to 5.22% in 2024, 2023 and 2022, respectively. The discount rates are determined by matching high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. There are no known or anticipated changes in our discount rate assumptions that will materially impact our pension expense in 2025.
Expected rates of return
The expected rates of return on our pension plan assets ranged from 1.00% to 3.25%, 1.00% to 3.75% and 1.00% to 2.25% in 2024, 2023 and 2022, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader long-term market indices. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
Sensitivity to changes in key assumptions
A 0.25 percentage point change in the discount rates used to measure our pension and other post-retirement benefit plans is estimated to have an impact on our total projected benefit obligation of approximately $4.6 million. A 0.25 percentage point change in the assumed rate of return on pension assets or discount rates for our pension and other post-retirement benefit plans is estimated to have no material impact on our ongoing pension expense. These estimates exclude any potential mark-to-market adjustments.
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
At December 31, 2024 and 2023, we had outstanding foreign currency derivative contracts, including those related to cross currency swaps that qualify as a hedge of future cash flows, with gross notional U.S. dollar equivalent amounts of $259.3 million and $340.5 million, respectively. Changes in the fair value of all derivatives that do not qualify as a hedge of future cash flows are recognized immediately in income. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive loss and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Income when the hedged item affects earnings.
At December 31, 2024 and 2023, we had a gross notional U.S. dollar equivalent amount of $135.6 million and $133.3 million designated as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The hedge is intended to reduce, but will not eliminate, the impact on our financial results of changes in the exchange rate between the Euro and the U.S. dollar. The currency risk related to the net investment hedge is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. The rates used to perform this analysis were based on the market exchange rates in effect on December 31, 2024. A 10% appreciation or a 10% depreciation of the U.S. dollar relative to the Euro would result in a change in Accumulated other comprehensive loss of $13.6 million. However, the change in Accumulated other comprehensive loss would be offset by decreases or increases in the hedged net investments on our balance sheet due to currency translation.
Interest rate risk
Our debt portfolio as of December 31, 2024 was comprised of debt denominated in U.S. dollars. The debt portfolio is comprised of approximately 60% fixed-rate debt and 40% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2024, a 100 basis point increase or decrease in interest rates would result in a $63.1 million decrease or a $67.5 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2024, a 100 basis point increase or decrease in interest rates would result in a $8.7 million increase or decrease in interest incurred.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2024, the Company's internal control over financial reporting was effective based on those criteria.
In July 2024, the Company acquired Trachte, LLC ("Trachte"). The Company is continuing to integrate Trachte into its internal control over financial reporting, and management's evaluation of the effectiveness of the Company's internal control over financial reporting excluded Trachte as of December 31, 2024. Trachte accounted for approximately 2% of total assets, excluding acquired goodwill and identifiable intangible assets which are included within the scope of management's assessment, and approximately 4% of total net sales included within the consolidated financial statements of nVent Electric plc as of and for the fiscal year ended December 31, 2024.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2024. That attestation report is set forth immediately following this management report.

Beth A. Wozniak	Sara E. Zawoyski
Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
nVent Electric plc
London, United Kingdom
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of nVent Electric plc and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 18, 2025, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Trachte, LLC, which was acquired on July 16, 2024, and whose financial statements constitute approximately 2% of total assets, excluding acquired goodwill and identifiable intangible assets which are included within the scope of management's assessment, and approximately 4% of total net sales included within the consolidated financial statements of nVent Electric plc as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at Trachte, LLC.
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
February 18, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
nVent Electric plc
London, United Kingdom
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of nVent Electric plc and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and other comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2025, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Acquisitions - Valuation of Trachte Acquired Customer Relationship Intangible Asset — Refer to Note 5 to the financial statements
Critical Audit Matter Description
On July 16, 2024, the Company completed the acquisition of Trachte, LLC for consideration paid of $687.5 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including a customer relationship intangible asset of $206.6 million. Management estimated the fair value of the customer relationship intangible asset using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of the customer relationship intangible asset required management to make significant estimates and assumptions related to future cash flows, including earnings before interest and taxes ("EBIT") margin, and revenue growth assumptions, and the selection of the discount and customer attrition rates.
We identified the valuation of the Trachte customer relationship intangible asset as a critical audit matter because of the significant estimates and assumptions management made to estimate the fair value of this asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows, including margin and revenue growth assumptions, and the selection of the discount and customer attrition rates for the customer relationship intangible asset.
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
•We assessed the reasonableness of management’s forecasts of future cash flows, including EBIT margin and revenue growth assumptions, by comparing the projections to historical results for Trachte, certain peer companies’ historical results, and industry reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology and (2) the discount and customer attrition rates by:
–Testing the source information underlying the determination of the discount and customer attrition rates.
–Comparing the selected customer attrition rate to the historical customer attrition rate observed by Trachte.
–Testing the mathematical accuracy of the discount and customer attrition rate calculations.
–Developing a range of independent estimates and comparing those to the discount rate and customer attrition rate selected by management.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 18, 2025
We have served as the Company's auditor since 2017.

nVent Electric plc
Consolidated Statements of Operations and Comprehensive Income

	Years ended December 31
In millions, except per share data	2024	2023	2022
Net sales	$3,006.1	$2,668.9	$2,295.1
Cost of goods sold	1,797.0	1,593.7	1,472.2
Gross profit	1,209.1	1,075.2	822.9
Selling, general and administrative	615.9	557.3	468.3
Research and development	66.1	55.2	45.6
Operating income	527.1	462.7	309.0
Net interest expense	106.0	79.4	31.2
Gain on sale of investment	—	(10.3)	—
Other expense (income)	(8.1)	18.3	(58.5)
Income before income taxes	429.2	375.3	336.3
Provision (benefit) for income taxes	188.4	(84.4)	43.2
Net income from continuing operations	240.8	459.7	293.1
Income from discontinued operations, net of tax	91.0	107.4	106.7
Net income	$331.8	$567.1	$399.8
Comprehensive income, net of tax
Net income	$331.8	$567.1	$399.8
Changes in cumulative translation adjustment	(43.6)	10.5	(18.6)
Changes in market value of derivative financial instruments, net of tax	3.2	(14.9)	2.2
Comprehensive income	$291.4	$562.7	$383.4
Earnings per ordinary share
Basic
Continuing operations	$1.45	$2.78	$1.76
Discontinued operations	0.55	0.64	0.64
Basic earnings per ordinary share	$2.00	$3.42	$2.40
Diluted
Continuing operations	$1.43	$2.73	$1.74
Discontinued operations	0.54	0.64	0.64
Diluted earnings per ordinary share	$1.97	$3.37	$2.38
Weighted-average ordinary shares outstanding
Basic	165.5	165.6	166.3
Diluted	168.2	168.2	168.3
See accompanying notes to consolidated financial statements.

nVent Electric plc
Consolidated Balance Sheets

	December 31
In millions, except per share data	2024	2023
Assets
Current assets
Cash and cash equivalents	$131.2	$179.6
Accounts and notes receivable, net of allowances of $14.3 and $11.8, respectively	473.1	470.2
Inventories	360.3	360.2
Other current assets	123.9	72.5
Current assets held for sale	300.8	253.6
Total current assets	1,389.3	1,336.1
Property, plant and equipment, net	347.9	319.9
Other assets
Goodwill	2,221.8	1,858.1
Intangibles, net	1,587.0	1,350.5
Other non-current assets	213.6	302.6
Non-current assets held for sale	975.3	994.5
Total other assets	4,997.7	4,505.7
Total assets	$6,734.9	$6,161.7
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$37.5	$31.9
Accounts payable	280.1	239.8
Employee compensation and benefits	95.0	102.7
Other current liabilities	266.5	244.5
Current liabilities held for sale	122.5	114.7
Total current liabilities	801.6	733.6
Other liabilities
Long-term debt	2,117.5	1,748.8
Pension and other post-retirement compensation and benefits	131.7	140.4
Deferred tax liabilities	242.7	190.3
Other non-current liabilities	157.9	158.8
Non-current liabilities held for sale	45.9	47.7
Total liabilities	3,497.3	3,019.6
Commitments and Contingencies (Note 18)
Equity
Ordinary shares $0.01 par value, 400.0 million authorized, 165.0 million and 165.1 million issued at December 31, 2024 and 2023, respectively	1.7	1.7
Additional paid-in capital	2,271.7	2,339.1
Retained earnings	1,108.6	905.3
Accumulated other comprehensive loss	(144.4)	(104.0)
Total equity	3,237.6	3,142.1
Total liabilities and equity	$6,734.9	$6,161.7
See accompanying notes to consolidated financial statements.

nVent Electric plc
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2024	2023	2022
Operating activities
Net income	$331.8	$567.1	$399.8
Less: Income from discontinued operations, net of tax	91.0	107.4	106.7
Net income from continuing operations	240.8	459.7	293.1
Adjustments to reconcile net income to net cash provided by (used for) operating activities of continuing operations
Depreciation	51.3	43.7	36.1
Amortization	94.7	69.5	50.3
Deferred income taxes	85.3	(165.9)	(11.4)
Share-based compensation	27.3	21.8	23.3
Impairment of equity investments	8.8	—	—
Release of guarantee liability	(12.5)	—	—
Gain on sale of investment	—	(10.3)	—
Amortization of bridge financing debt issuance costs	2.2	3.6	—
Pension and other post-retirement expense (income)	5.4	19.9	(58.0)
Pension and other post-retirement contributions	(4.7)	(4.8)	(4.1)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	38.6	(22.4)	(42.1)
Inventories	(0.6)	21.9	(20.9)
Other current assets	(20.2)	(11.3)	3.0
Accounts payable	1.5	7.5	(5.4)
Employee compensation and benefits	(10.8)	3.4	(3.6)
Other current liabilities	(5.0)	(1.5)	21.7
Other non-current assets and liabilities	(1.1)	(12.6)	(8.7)
Net cash provided by (used for) operating activities of continuing operations	501.0	422.2	273.3
Net cash provided by (used for) operating activities of discontinued operations	142.1	105.9	121.3
Net cash provided by (used for) operating activities	643.1	528.1	394.6
Investing activities
Capital expenditures	(74.0)	(65.6)	(40.5)
Proceeds from sale of property and equipment	0.5	0.1	2.0
Proceeds from sale of investment	—	14.1	—
Settlement of net investment hedge	0.4	4.8	—
Acquisitions, net of cash acquired	(677.7)	(1,120.1)	(8.6)
Net cash provided by (used for) investing activities of continuing operations	(750.8)	(1,166.7)	(47.1)
Net cash provided by (used for) investing activities of discontinued operations	(7.6)	2.0	(5.4)
Net cash provided by (used for) investing activities	(758.4)	(1,164.7)	(52.5)
Financing activities
Net (repayments) receipts of revolving credit facility	—	—	(106.7)
Proceeds from long-term debt	500.0	800.0	200.0
Repayments of long-term debt	(126.5)	(101.1)	(10.0)
Settlement of cash flow hedge	—	4.5	10.0
Debt issuance costs	(3.9)	(11.2)	—
Dividends paid	(126.8)	(116.8)	(117.0)
Shares issued to employees, net of shares withheld	3.4	2.1	7.5
Repurchases of ordinary shares	(100.0)	(60.8)	(65.9)
Net cash provided by (used for) financing activities	146.2	516.7	(82.1)
Effect of exchange rate changes on cash and cash equivalents	(26.1)	7.5	(12.0)
Change in cash and cash equivalents	4.8	(112.4)	248.0
Cash and cash equivalents, beginning of year	179.6	290.0	43.8
Cash and cash equivalents within assets held for sale, beginning of period	5.5	7.5	5.7
Less: Cash and cash equivalents within assets held for sale, end of period	58.7	5.5	7.5
Cash and cash equivalents, end of year	$131.2	$179.6	$290.0

Supplemental cash flow information
Cash paid for interest, net	$134.8	$103.2	$49.2
Cash paid for income taxes, net	$120.2	$112.4	$87.3
See accompanying notes to consolidated financial statements.

nVent Electric plc
Consolidated Statements of Changes in Equity

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2021	166.1	$1.7	$2,403.1	$174.5	$(83.2)	$2,496.1
Net income	—	—	—	399.8	—	399.8
Other comprehensive income (loss), net of tax	—	—	—	—	(16.4)	(16.4)
Dividends declared	—	—	—	(117.0)	—	(117.0)
Share repurchases	(1.6)	—	(63.3)	—	—	(63.3)
Exercise of options, net of shares tendered for payment	0.5	—	12.5	—	—	12.5
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(5.0)	—	—	(5.0)
Share-based compensation	—	—	25.0	—	—	25.0
Balance - December 31, 2022	165.3	$1.7	$2,372.3	$457.3	$(99.6)	$2,731.7
Net income	—	—	—	567.1	—	567.1
Other comprehensive income (loss), net of tax	—	—	—	—	(4.4)	(4.4)
Dividends declared	—	—	—	(119.1)	—	(119.1)
Share repurchases	(1.2)	—	(58.8)	—	—	(58.8)
Exercise of options, net of shares tendered for payment	0.4	—	10.8	—	—	10.8
Issuance of restricted shares, net of cancellations	0.7	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(8.7)	—	—	(8.7)
Share-based compensation	—	—	23.5	—	—	23.5
Balance - December 31, 2023	165.1	$1.7	$2,339.1	$905.3	$(104.0)	$3,142.1
Net income	—	—	—	331.8	—	331.8
Other comprehensive income (loss), net of tax	—	—	—	—	(40.4)	(40.4)
Dividends declared	—	—	—	(128.5)	—	(128.5)
Share repurchases	(1.5)	—	(100.0)	—	—	(100.0)
Exercise of options, net of shares tendered for payment	1.0	—	16.7	—	—	16.7
Issuance of restricted shares, net of cancellations	0.6	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(13.2)	—	—	(13.2)
Share-based compensation	—	—	29.1	—	—	29.1
Balance - December 31, 2024	165.0	$1.7	$2,271.7	$1,108.6	$(144.4)	$3,237.6
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
On July 31, 2024, we entered into a definitive agreement to sell our Thermal Management business to BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management, for a purchase price of $1.7 billion in cash, subject to certain customary purchase price adjustments. As a result of the agreement, the Thermal Management business met the criteria set forth in Accounting Standards Codification ("ASC") 205-20 to be presented as a discontinued operation and the related assets and liabilities have been reclassified as held for sale for all periods presented. The Thermal Management business was previously disclosed as a stand-alone reporting segment. The Thermal Management business' results of operations and the related cash flows have been reclassified to Income from discontinued operations, net of tax in the Consolidated Statements of Operations and Comprehensive Income and cash flows from discontinued operations in the Consolidated Statements of Cash Flows, respectively, for all periods presented. We completed the sale of the Thermal Management business on January 30, 2025. For additional information regarding this transaction and its effect on our financial reporting, see Note 6 below.
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
When determining whether the customer has obtained control of the goods or services, we consider any future performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Accounting Standards Codification 606 - Revenue from Contracts with Customers. Generally, there is no post-shipping obligation on product sold other than warranty obligations in the normal and ordinary course of business, except where our products are utilized in projects where additional services such as installation are performed. The timing of satisfaction of the Company's performance obligations does not significantly vary from the typical timing of payment.
A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account for purposes of revenue recognition. A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The majority of our contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, stand-alone selling price is generally readily observable.

nVent Electric plc
Notes to consolidated financial statements

Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time accounted for 76%, 79% and 79% of our revenue for the years ended December 31, 2024, 2023 and 2022, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 24%, 21% and 21% of our revenue for the years ended December 31, 2024, 2023 and 2022, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion ("the cost-to-cost method") or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long-term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
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
We reduce the transaction price for certain customer programs and incentive offerings including pricing arrangements, promotions and other volume-based incentives that represent variable consideration. Sales incentives given to our customers are recorded using either the expected value method or most likely amount approach for estimating the amount of consideration to which nVent shall be entitled. The expected value is the sum of probability-weighted amounts in a range of possible consideration amounts. An expected value is an appropriate estimate of the amount of variable consideration when there are a large number of contracts with similar characteristics. The most likely amount is the single most likely amount in a range of possible consideration amounts (that is, the single most likely outcome of the contract). The most likely amount is an appropriate estimate of the amount of variable consideration if the contract has limited possible outcomes.
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

nVent Electric plc
Notes to consolidated financial statements

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
Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts to reduce our receivables balance by the amount that is estimated to be uncollectible from our customers, or the expected loss. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, including write-offs and recoveries, periodic credit evaluations of our customers' financial situation and current circumstances, as well as reasonable and supportable forecasts of future economic conditions. We generally do not require collateral. No customer receivable balances exceeded 10% of total net receivable balances as of December 31, 2024 or 2023.
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
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined considering the selling price, and fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. We recorded no material impairment expense in 2024, 2023 or 2022 related to long-lived assets.

nVent Electric plc
Notes to consolidated financial statements

The following table presents geographic Property, plant and equipment, net by region as of December 31:

In millions	2024	2023
U.S.	$214.1	$173.2
Mexico	42.9	50.6
EMEA (1)	72.3	77.1
Rest of World (2)	18.6	19.0
Consolidated	$347.9	$319.9
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
There was no impairment expense recorded in 2024, 2023 or 2022 related to goodwill.
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
The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted-average cost of capital. The non-recurring fair value measurement is a Level 3 measurement under the fair value hierarchy described below.
There was no impairment expense recorded in 2024, 2023 or 2022 related to identifiable intangible assets.

nVent Electric plc
Notes to consolidated financial statements

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
Pension and other post-retirement plans
We sponsor defined-benefit pension plans and a post-retirement health plan. The pension and other post-retirement benefit costs for these plans are determined from actuarial assumptions and methodologies, including discount rates and expected returns on plan assets. These assumptions are updated annually and are disclosed in Note 13.
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

nVent Electric plc
Notes to consolidated financial statements

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
New accounting standards
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, "Disaggregation of Income Statement Expenses", which is intended to improve disclosures about a public business entity's expenses. It requires public entities to disaggregate specific types of expenses, including disclosures for purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We are currently evaluating the potential impact of adopting this new guidance on the related disclosures within our consolidated financial statements.
2.Revenue
Disaggregation of revenue
We disaggregate our revenue from contracts with customers by geographic location and vertical, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Year ended December 31, 2024
In millions	Enclosures	Electrical & Fastening Solutions	Total
North America (1)	$1,325.5	$988.7	$2,314.2
EMEA (2)	387.2	146.7	533.9
Asia-Pacific	108.2	38.5	146.7
Rest of World (3)	2.4	8.9	11.3
Total	$1,823.3	$1,182.8	$3,006.1

	Year ended December 31, 2023
In millions	Enclosures	Electrical & Fastening Solutions	Total
North America (1)	$1,135.1	$868.6	$2,003.7
EMEA (2)	369.7	151.6	521.3
Asia-Pacific	98.3	34.4	132.7
Rest of World (3)	2.8	8.4	11.2
Total	$1,605.9	$1,063.0	$2,668.9

nVent Electric plc
Notes to consolidated financial statements

	Year ended December 31, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Total
North America (1)	$1,057.6	$605.0	$1,662.6
EMEA (2)	341.7	144.1	485.8
Asia-Pacific	101.2	33.9	135.1
Rest of World (3)	3.2	8.4	11.6
Total	$1,503.7	$791.4	$2,295.1
(1) North America includes U.S., Canada and Mexico.
(2) EMEA includes Europe, Middle East, India and Africa.
(3) Rest of World includes Latin America and South America.
Vertical net sales information was as follows:

	Year ended December 31, 2024
In millions	Enclosures	Electrical & Fastening Solutions	Total
Industrial	$911.3	$153.3	$1,064.6
Commercial & Residential	242.7	636.2	878.9
Infrastructure	640.0	340.9	980.9
Energy	29.3	52.4	81.7
Total	$1,823.3	$1,182.8	$3,006.1

	Year ended December 31, 2023
In millions	Enclosures	Electrical & Fastening Solutions	Total
Industrial	$868.9	$123.4	$992.3
Commercial & Residential	242.4	567.6	810.0
Infrastructure	468.9	327.9	796.8
Energy	25.7	44.1	69.8
Total	$1,605.9	$1,063.0	$2,668.9

	Year ended December 31, 2022
In millions	Enclosures	Electrical & Fastening Solutions	Total
Industrial	$832.0	$79.0	$911.0
Commercial & Residential	223.3	398.9	622.2
Infrastructure	420.6	280.8	701.4
Energy	27.8	32.7	60.5
Total	$1,503.7	$791.4	$2,295.1

nVent Electric plc
Notes to consolidated financial statements

Contract balances
Contract assets and liabilities consisted of the following:

In millions	December 31, 2024	December 31, 2023	$ Change	% Change
Contract assets	$54.9	$13.6	$41.3	303.7%
Contract liabilities	22.5	8.0	14.5	181.3%
Net contract assets	$32.4	$5.6	$26.8	478.6%

In millions	December 31, 2023	December 31, 2022	$ Change	% Change
Contract assets	$13.6	$13.3	$0.3	2.3%
Contract liabilities	8.0	3.0	5.0	166.7%
Net contract assets	$5.6	$10.3	$(4.7)	(45.6)%
The $26.8 million increase in net contract assets in 2024 was primarily the result of the acquisition of Trachte, LLC and the timing of milestone invoicing. The $4.7 million decrease in net contract assets in 2023 was primarily the result of timing of payments. The majority of our contract liabilities at December 31, 2023 and 2022 were recognized in revenue as of December 31, 2024 and 2023, respectively. There were no material impairment losses recognized on our contract assets for the twelve months ended December 31, 2024 and 2023.
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On December 31, 2024, we had $139.8 million of remaining performance obligations on contracts with original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next eighteen months.
3.Restructuring
During 2024, 2023 and 2022, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Restructuring initiatives during the years ended December 31, 2024, 2023 and 2022 included a reduction in hourly and salaried headcount of approximately 125, 65 and 65 employees, respectively.
Restructuring related costs included in Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2024	2023	2022
Severance and related costs	$4.9	$3.3	$4.8
Other	2.1	0.6	1.0
Total restructuring costs	$7.0	$3.9	$5.8
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment were as follows:

	Years ended December 31
In millions	2024	2023	2022
Enclosures	$1.2	$1.4	$3.5
Electrical & Fastening Solutions	4.8	1.6	—
Enterprise and Other	1.0	0.9	2.3
Consolidated	$7.0	$3.9	$5.8

nVent Electric plc
Notes to consolidated financial statements

Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2024	2023
Beginning balance	$1.2	$2.1
Costs incurred	4.9	3.3
Cash payments and other	(4.3)	(4.2)
Ending balance	$1.8	$1.2
4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2024	2023	2022
Net income from continuing operations	$240.8	$459.7	$293.1
Income from discontinued operations, net of tax	91.0	107.4	106.7
Net income	$331.8	$567.1	$399.8
Weighted-average ordinary shares outstanding
Basic	165.5	165.6	166.3
Dilutive impact of stock options, restricted stock units and performance share units	2.7	2.6	2.0
Diluted	168.2	168.2	168.3
Earnings per ordinary share
Basic
Continuing operations	$1.45	$2.78	$1.76
Discontinued operations	0.55	0.64	0.64
Basic earnings per ordinary share	$2.00	$3.42	$2.40
Diluted
Continuing operations	$1.43	$2.73	$1.74
Discontinued operations	0.54	0.64	0.64
Diluted earnings per ordinary share	$1.97	$3.37	$2.38
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.3	0.3	0.6
5.Acquisitions
Trachte Acquisition
On July 16, 2024, as part of our Enclosures reporting segment, we completed the acquisition of Trachte, LLC ("Trachte") for approximately $687.5 million in cash. Trachte is a leading manufacturer of engineered control building solutions designed to protect critical infrastructure assets. The purchase price was funded primarily through borrowings under the 2024 Term Loan Facility and the Revolving Credit Facility (as described in Note 10 below).
The purchase price has been preliminarily allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the Trachte acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to trade names and the impacts associated with income taxes. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation.

nVent Electric plc
Notes to consolidated financial statements

The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the Trachte acquisition as previously reported as of September 30, 2024 and revised as of December 31, 2024:

In millions	As Previously Reported	As Revised
Cash	$13.6	$13.6
Accounts receivable	45.4	45.4
Inventories	10.0	10.0
Other current assets	40.6	40.6
Property, plant and equipment	11.1	11.1
Identifiable intangible assets	333.7	334.4
Goodwill	368.6	366.3
Other assets	25.3	25.3
Current liabilities	(58.0)	(58.9)
Other liabilities	(99.0)	(100.3)
Purchase price	$691.3	$687.5
The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $366.3 million, substantially none of which is expected to be deductible for income tax purposes. Goodwill recognized from the Trachte acquisition reflects the future economic benefit resulting from synergies of our combined operations.
Preliminary identifiable intangible assets acquired include $58.3 million of indefinite-lived trade names, $206.6 million of definite-lived customer relationships with an estimated useful life of 17 years, $23.8 million of definite-lived proprietary technology with an estimated useful life of 8 years and $45.7 million of customer backlog with an estimated useful life of 2 years. The fair values of trade names and proprietary technology acquired in the acquisition were determined using a relief-from-royalty method, and the fair values of customer relationships and customer backlog acquired were determined using a multi-period excess earnings method. These methods utilize unobservable inputs that are significant to these fair value measurements and thus classified as Level 3 of the fair value hierarchy.
Trachte net sales and operating income for the period from the acquisition date to December 31, 2024 were $124.2 million and $10.6 million, respectively. Trachte operating income for the period from the acquisition date to December 31, 2024 includes $17.4 million of identifiable intangible asset amortization expense.
ECM Industries Acquisition
On May 18, 2023, as part of our Electrical & Fastening Solutions reporting segment, we completed the acquisition of ECM Investors, LLC, the parent of ECM Industries, LLC ("ECM Industries"), for approximately $1.1 billion in cash. ECM Industries is a leading provider of high-value electrical connectors, tools and test instruments and cable management. The purchase price was funded primarily through borrowings under the 2033 Notes and 2023 Term Loan Facility (as described in Note 10 below).
The purchase price has been allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the ECM Industries acquisition.

nVent Electric plc
Notes to consolidated financial statements

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
The following table presents unaudited pro forma financial information as if the acquisitions of Trachte and ECM Industries had occurred on January 1, 2023 and January 1, 2022, respectively:

	Years ended December 31
In millions, except per share data	2024	2023
Net sales	$3,133.5	$3,014.0
Net income from continuing operations	226.6	445.4
Net income	314.0	552.8

Earnings per ordinary share
Basic
Continuing operations	$1.37	$2.69
Basic earnings per ordinary share	$1.90	$3.33
Diluted
Continuing operations	$1.35	$2.65
Diluted earnings per ordinary share	$1.87	$3.29
The unaudited pro forma results include adjustments for the amortization of acquired intangible assets, depreciation for the fair value adjustment to acquisition-date fixed assets and interest expense on debt issued to finance the acquisition, as well as the related income tax impact.
The unaudited pro forma results for the year ended December 31, 2024 excludes the impact of $6.8 million of transaction-related charges, and acquisition-related bridge financing costs. The results for the year ended December 31, 2023 excludes the impact of $25.6 million of transaction-related charges, acquisition-related bridge financing costs and non-recurring expense related to the fair value inventory step-up.

nVent Electric plc
Notes to consolidated financial statements

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
Other acquisitions
On July 10, 2023, we acquired TEXA Industries for approximately $34.8 million in cash. TEXA Industries is an Italian manufacturer of industrial cooling applications that we will market as part of the nVent HOFFMAN product line within our Enclosures segment. We acquired $5.2 million of debt with the TEXA Industries acquisition, which we repaid in full in 2023.
The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $10.9 million, none of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $12.4 million of definite-lived customer relationships with an estimated useful life of 13 years.
The pro forma impact of the TEXA Industries acquisition is not material individually or in the aggregate.
6.Discontinued Operations
On July 31, 2024, we entered into a definitive agreement to sell our Thermal Management business to BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management, for a purchase price of $1.7 billion in cash, subject to certain customary purchase price adjustments. The results of the Thermal Management business are reported as a discontinued operation in our Consolidated Statements of Operations and Comprehensive Income for all periods presented. The assets and liabilities of this business have been reclassified as held for sale in the Consolidated Balance Sheets for all periods presented. The Thermal Management business was previously disclosed as a stand-alone reporting segment.
On January 30, 2025, we completed the sale of the Thermal Management business, which resulted in cash proceeds of $1.65 billion, subject to certain customary purchase price adjustments.
The operating results of discontinued operations, net of income taxes, are summarized below:

	Years ended December 31
In millions	2024	2023	2022
Net sales	$622.7	$594.7	$613.9
Cost of goods sold	330.8	327.8	340.1
Gross profit	291.9	266.9	273.8
Selling, general and administrative	146.1	125.9	127.6
Research and development	18.3	16.3	14.8
Operating income	127.5	124.7	131.4
Other expense (income)	(0.6)	0.5	(4.9)
Income from discontinued operations before income taxes	128.1	124.2	136.3
Provision for income taxes	37.1	16.8	29.6
Income from discontinued operations, net of tax	$91.0	$107.4	$106.7
Income from discontinued operations before income taxes for the year ended December 31, 2024 includes transaction costs of $31.7 million which were recorded within Selling, general and administrative expenses.

nVent Electric plc
Notes to consolidated financial statements

The major classes of assets and liabilities classified as held for sale were as follows:

	December 31
In millions	2024	2023
Cash and cash equivalents	$58.7	$5.5
Accounts receivable, net of allowances	115.0	119.3
Inventories	80.8	81.1
Other current assets	46.3	47.7
Current assets held for sale	300.8	253.6
Property, plant and equipment, net	71.4	70.1
Goodwill	709.1	713.0
Intangibles, net	153.4	166.5
Other non-current assets	41.4	44.9
Non-current assets held for sale	975.3	994.5
Total assets held for sale	$1,276.1	$1,248.1

Accounts payable	$40.9	$35.9
Employee compensation and benefits	20.6	19.5
Other current liabilities	61.0	59.3
Current liabilities held for sale	122.5	114.7
Pension and other post-retirement compensation and benefits	12.1	12.6
Deferred tax liabilities	12.0	14.1
Other non-current liabilities	21.8	21.0
Non-current liabilities held for sale	45.9	47.7
Total liabilities held for sale	$168.4	$162.4
7.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reporting unit were as follows:

In millions	December 31, 2023	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2024
Enclosures	$430.4	$365.9	$(6.2)	$790.1
Electrical & Fastening Solutions	1,427.7	4.0	—	1,431.7
Total goodwill	$1,858.1	$369.9	$(6.2)	$2,221.8

In millions	December 31, 2022	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2023
Enclosures	$414.4	$11.3	$4.7	$430.4
Electrical & Fastening Solutions	1,052.0	375.7	—	1,427.7
Total goodwill	$1,466.4	$387.0	$4.7	$1,858.1
There was no impairment expense recorded in 2024, 2023 or 2022 related to goodwill.

nVent Electric plc
Notes to consolidated financial statements

Identifiable intangible assets consisted of the following at December 31:

	2024			2023
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,571.7	$(458.7)	$1,113.0	$1,368.9	$(386.7)	$982.2
Proprietary technologies and patents	78.2	(19.5)	58.7	54.8	(11.9)	42.9
Other definite-life intangible assets	63.7	(18.9)	44.8	18.0	(4.8)	13.2
Total definite-life intangibles	1,713.6	(497.1)	1,216.5	1,441.7	(403.4)	1,038.3
Indefinite-life intangibles
Trade names	370.5	—	370.5	312.2	—	312.2
Total intangibles	$2,084.1	$(497.1)	$1,587.0	$1,753.9	$(403.4)	$1,350.5
Identifiable intangible asset amortization expense in 2024, 2023 and 2022 was $94.7 million, $69.5 million and $50.3 million, respectively. There was no impairment expense recorded in 2024, 2023 or 2022 related to identifiable intangible assets.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2025	2026	2027	2028	2029
Estimated amortization expense	$112.6	$102.1	$89.7	$89.6	$89.6

nVent Electric plc
Notes to consolidated financial statements

8.Supplemental Balance Sheet Information

	December 31
In millions	2024	2023
Inventories
Raw materials and supplies	$146.4	$139.7
Work-in-process	15.8	23.5
Finished goods	198.1	197.0
Total inventories	$360.3	$360.2
Other current assets
Contract assets	$54.9	$13.6
Prepaid expenses	36.1	33.2
Prepaid income taxes	18.1	9.8
Other current assets	14.8	15.9
Total other current assets	$123.9	$72.5
Property, plant and equipment, net
Land and land improvements	$21.5	$21.8
Buildings and leasehold improvements	177.1	175.0
Machinery and equipment	565.6	531.3
Construction in progress	47.2	32.4
Total property, plant and equipment	811.4	760.5
Accumulated depreciation and amortization	463.5	440.6
Total property, plant and equipment, net	$347.9	$319.9
Other non-current assets
Deferred compensation plan assets	$15.4	$12.4
Operating lease right-of-use assets	107.2	99.6
Deferred tax assets	57.0	166.1
Other non-current assets	34.0	24.5
Total other non-current assets	$213.6	$302.6
Other current liabilities
Dividends payable	$33.9	$32.6
Accrued rebates	69.4	83.5
Contract liabilities	22.5	8.0
Accrued taxes payable	50.7	41.7
Current operating lease liabilities	22.4	19.5
Accrued interest	11.6	11.2
Other current liabilities	56.0	48.0
Total other current liabilities	$266.5	$244.5
Other non-current liabilities
Income taxes payable	$11.7	$28.2
Deferred compensation plan liabilities	15.4	12.4
Non-current operating lease liabilities	90.7	84.9
Other non-current liabilities	40.1	33.3
Total other non-current liabilities	$157.9	$158.8

nVent Electric plc
Notes to consolidated financial statements

9.Accumulated Other Comprehensive Loss
Components of Accumulated other comprehensive loss consist of the following at December 31:

In millions	2024	2023
Cumulative translation adjustments	$(151.6)	$(108.0)
Change in market value of derivative financial instruments, net of tax	7.2	4.0
Accumulated other comprehensive loss	$(144.4)	$(104.0)
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity year	December 31
	December 31, 2024		2024	2023
Revolving credit facility	N/A	2026	$—	$—
2021 Term loan facility	5.725%	2026	88.8	200.0
2023 Term loan facility	5.725%	2028	277.5	292.5
2024 Term loan facility	5.725%	2026	500.0	—
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Senior notes - fixed rate	2.750%	2031	300.0	300.0
Senior notes - fixed rate	5.650%	2033	500.0	500.0
Unamortized issuance costs and discounts	N/A	N/A	(11.3)	(11.8)
Total debt			2,155.0	1,780.7
Less: Current maturities and short-term borrowings			(37.5)	(31.9)
Long-term debt			$2,117.5	$1,748.8
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
As of December 31, 2024, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
Borrowings under the Senior Credit Facilities bear interest at a rate equal to an adjusted base rate, the Secured Overnight Financing Rate ("SOFR"), Euro Interbank Offer Rate (“EURIBOR”) or Sterling Overnight Index Average (“SONIA”), plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating.
In April 2023, nVent and nVent Finance entered into a loan agreement providing for another senior unsecured term loan facility of $300.0 million for five-years (the "2023 Term Loan Facility"), which was used to fund the acquisition of ECM Industries. The 2023 Term Loan Facility bears interest at a rate equal to an adjusted base rate or adjusted term SOFR plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating.
In June 2024, nVent and nVent Finance entered into a new loan agreement providing for an additional senior unsecured term loan facility of $500.0 million for two years (the "2024 Term Loan Facility"). In July 2024, nVent partially financed the acquisition of Trachte using the 2024 Term Loan Facility. The 2024 Term Loan Facility bears interest at a rate equal to an adjusted base rate or adjusted term SOFR plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance's election, the Company's leverage level or public credit rating.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, the 2023 Term Loan Facility and the 2024 Term Loan Facility, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each, a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance’s election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities, the 2023 Term Loan Facility and the 2024 Term Loan Facility also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of December 31, 2024, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding at December 31, 2024, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

In millions	2025	2026	2027	2028	2029	Thereafter	Total
Contractual debt obligation maturities	$37.5	$585.0	$22.5	$721.3	$—	$800.0	$2,166.3

nVent Electric plc
Notes to consolidated financial statements

11.Derivatives and Financial Instruments
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
At December 31, 2024 and 2023, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $73.8 million and $143.0 million, respectively. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Cross currency swaps
At December 31, 2024 and 2023, we had outstanding cross currency swap agreements with a combined notional amount of $321.1 million and $330.8 million, respectively. The agreements are accounted for as either cash flow hedges or fair value hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. As of December 31, 2024 and 2023, we had deferred foreign currency gain of $0.7 million and loss of $3.5 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.
In the fourth quarter of 2024, a net investment hedge was terminated early, resulting in a $0.4 million settlement, which is reflected as a component of investing cash inflows. Subsequent to the termination, we entered into a new net investment hedge of certain Euro-denominated subsidiaries to manage exposure to fluctuations in the Euro-U.S. dollar exchange rate with a gross notional U.S. dollar equivalent amount of $134.9 million.
In the second quarter of 2023, a cash flow hedge instrument and a net investment hedge instrument each reached maturity, resulting in settlement amounts reflected as a component of financing and investing cash inflows in the amount of $4.5 million and $3.1 million, respectively. Upon maturity of the previous agreement, we entered into a new net investment hedge with a gross notional U.S. dollar equivalent amount of $66.1 million. This net investment hedge was then settled early in the fourth quarter of 2023, resulting in a $1.7 million settlement, which is reflected as a component of investing cash inflows. Subsequent to the termination, we entered into a new net investment hedge with a gross notional U.S. dollar equivalent amount of $126.5 million.
In the third quarter of 2022, as a result of an early settlement of a cash flow hedge instrument, $10.0 million of cash inflows has been reflected as a component of financing cash flows and $0.3 million of expense was recorded to Selling, general and administrative expense from Accumulated other comprehensive loss. We entered into a cash flow hedge with a gross notional U.S. dollar equivalent amount of $121.0 million to replace the terminated agreement, which we designated as a fair value hedge to offset foreign currency risk associated with Euro-denominated intercompany debt.
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

nVent Electric plc
Notes to consolidated financial statements

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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2024		2023
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$866.3	$866.3	$492.5	$492.5
Fixed rate debt	1,300.0	1,251.8	1,300.0	1,261.6
Total debt	$2,166.3	$2,118.1	$1,792.5	$1,754.1
Financial assets and liabilities measured at fair value on a recurring basis at December 31 were as follows:

Recurring fair value measurements	2024
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(8.4)	$—	$—	$(8.4)
Cross currency swap assets	—	6.8	—	—	6.8
Foreign currency contract liabilities	—	(0.3)	—	—	(0.3)
Foreign currency contract assets	—	0.3	—	—	0.3
Deferred compensation plan assets	10.2	—	—	5.2	15.4
Total recurring fair value measurements	$10.2	$(1.6)	$—	$5.2	$13.8

Recurring fair value measurements	2023
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(21.7)	$—	$—	$(21.7)
Cross currency swap assets	—	3.9	—	—	3.9
Foreign currency contract liabilities	—	(0.8)	—	—	(0.8)
Foreign currency contract assets	—	2.1	—	—	2.1
Deferred compensation plan assets	8.4	—	—	4.0	12.4
Total recurring fair value measurements	$8.4	$(16.5)	$—	$4.0	$(4.1)
12.Income Taxes
Income before income taxes consisted of the following:

	Years ended December 31
In millions	2024	2023	2022
Federal (1)	$(23.6)	$(15.4)	$(23.8)
International (2)	452.8	390.7	360.1
Income before income taxes	$429.2	$375.3	$336.3
(1)"Federal" reflects U.K. loss before income taxes.
(2)"International" reflects non-U.K. income before income taxes.

nVent Electric plc
Notes to consolidated financial statements

The provision (benefit) for income taxes consisted of the following:

	Years ended December 31
In millions	2024	2023	2022
Currently payable
Federal (1)	$0.8	$—	$—
International (2)	104.9	87.6	60.4
Total current taxes	105.7	87.6	60.4
Deferred
Federal (1)	0.1	2.0	(1.6)
International (2)	82.6	(174.0)	(15.6)
Total deferred taxes	82.7	(172.0)	(17.2)
Total provision (benefit) for income taxes	$188.4	$(84.4)	$43.2
(1)"Federal" represents U.K. taxes.
(2)"International" represents non-U.K. taxes.
Reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2024	2023	2022
Federal statutory income tax rate (1)	25.0%	23.5%	19.0%
Tax effect of international operations (2)	(2.7)	(4.9)	(1.0)
Change in other valuation allowances	0.6	0.3	(5.3)
Withholding taxes	0.3	0.4	0.3
Change in tax basis of foreign assets (3)	(0.1)	(16.4)	—
Foreign income tax loss carryforwards (4)	21.6	(24.8)	—
Excess tax benefits on stock-based compensation	(1.3)	(0.6)	(0.2)
Tax effect of equity investment impairment	0.5	—	—
Effective tax rate	43.9%	(22.5)%	12.8%
(1)The U.K. changed its tax rate to from 19% to 25%, effective April 1, 2023.
(2)The tax effect of international operations consists of non-U.K. jurisdictions.
(3)In 2023, we recorded a non-cash income tax benefit of $55.4 million related to a step up in tax basis of intangible assets in Switzerland, partially offset by valuation allowances of $5.1 million. The assets are amortizable starting in 2025, and the amortization period varies based on the nature of the underlying assets from which the values were derived.
(4)In 2023, we recorded a non-cash income tax benefit of $93.2 million related to foreign income tax loss carryforwards resulting from tax-deductible statutory losses in Luxembourg. We have determined in 2024 that such loss carryforwards will not be utilized in the remaining carryforward period and have put a valuation allowance against the adjusted remaining loss carryforward available.
Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2024	2023	2022
Beginning balance	$13.9	$13.4	$15.6
Gross increases for tax positions in prior periods	0.7	0.5	0.1
Gross decreases for tax positions in prior periods	(3.5)	(1.3)	(1.2)
Gross increases based on tax positions related to the current year	1.4	1.7	1.2
Gross decreases related to settlements with taxing authorities	—	(0.2)	(2.3)
Reductions due to statute expiration	(0.5)	(0.3)	(0.4)
Gross increases (decreases) due to currency fluctuations	(0.3)	0.1	0.4
Ending balance	$11.7	$13.9	$13.4
We record gross unrecognized tax benefits in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Included in the $11.7 million of total gross unrecognized tax benefits as of December 31, 2024 was $10.0 million of tax benefits that, if recognized, would impact the effective tax rate. It is reasonably possible that the gross

nVent Electric plc
Notes to consolidated financial statements

unrecognized tax benefits as of December 31, 2024 may decrease by a range of zero to $2.4 million during 2025, primarily as a result of the resolution of non-U.K. examinations and the expiration of various statutes of limitations.
Based on the outcome of tax examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. A number of tax periods from 2017 to present are under audit by tax authorities in various jurisdictions, including Germany, India and certain U.S. states. We anticipate that several of these audits may be concluded in the foreseeable future.
We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Net interest expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2024 and 2023, we have liabilities of $2.0 million and $2.1 million, respectively, for the possible payment of penalties and $1.4 million and $2.3 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.
For 2024, we consider substantially all foreign earnings to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.
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
Deferred taxes were recorded in the Consolidated Balance Sheets at December 31 as follows:

In millions	2024	2023
Other non-current assets	$57.0	$166.1
Deferred tax liabilities	242.7	190.3
Net deferred tax liabilities	$185.7	$24.2
The tax effects of the major items recorded as deferred tax assets and liabilities at December 31 were as follows:

In millions	2024	2023
Deferred tax assets
Accrued liabilities and reserves	$23.3	$21.0
Pension and other post-retirement compensation and benefits	13.8	15.3
Employee compensation and benefits	28.5	25.5
Tax loss and credit carryforwards	195.8	206.2
Other intangibles	43.5	55.4
Interest limitation	42.7	25.4
Other assets	34.8	29.3
Total deferred tax assets	382.4	378.1
Valuation allowance	196.0	110.8
Deferred tax assets, net of valuation allowance	186.4	267.3
Deferred tax liabilities
Property, plant and equipment	28.9	26.2
Goodwill and other intangibles	322.2	244.8
Other liabilities	21.0	20.5
Total deferred tax liabilities	372.1	291.5
Net deferred tax liabilities	$185.7	$24.2

nVent Electric plc
Notes to consolidated financial statements

Included in tax loss and credit carryforwards in the table above is a deferred tax asset of $3.1 million as of December 31, 2024 related to foreign tax credit carryover from the tax period ended December 31, 2017 and related to transition taxes. The entire amount is subject to a valuation allowance. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2027.
As of December 31, 2024, tax loss carryforwards of $789.5 million were available to offset future income. A valuation allowance of $183.2 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses relate to non-U.S. carryforwards which are subject to varying expiration periods. Non-U.S. carryforwards of $330.6 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2025.
13.Benefit Plans
Pension and other post-retirement plans
We sponsor U.S. and non-U.S. defined-benefit pension and other post-retirement plans. The defined benefit pension plans cover certain non-U.S. employees and retirees, and the pension benefits are based principally on an employee's years of service and/or compensation levels near retirement. In addition, we provide certain post-retirement health care benefits that generally provide fixed reimbursements.
Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and a post-retirement health plan as of and for the years ended December 31:

	Pension plans		Post-retirement health plan
In millions	2024	2023	2024	2023
Change in benefit obligations
Benefit obligation beginning of year	$125.9	$104.8	$12.5	$12.8
Service cost	1.1	1.1	0.1	0.1
Interest cost	4.0	4.5	0.6	0.6
Actuarial loss (gain)	0.6	13.8	(1.0)	(0.1)
Foreign currency translation	(7.5)	4.7	—	—
Benefits paid	(3.8)	(3.0)	(0.8)	(0.9)
Benefit obligation end of year	$120.3	$125.9	$11.4	$12.5
Change in plan assets
Fair value of plan assets beginning of year	$3.2	$2.1	$—	$—
Actual return on plan assets	—	—	—	—
Company contributions	3.9	3.9	0.8	0.9
Foreign currency translation	(0.2)	0.2	—	—
Benefits paid	(3.8)	(3.0)	(0.8)	(0.9)
Fair value of plan assets end of year	$3.1	$3.2	$—	$—
Funded status
Fair value of plan assets end of year	$3.1	$3.2	$—	$—
Benefit obligation end of year	120.3	125.9	11.4	12.5
Benefit obligations in excess of the fair value of plan assets	$(117.2)	$(122.7)	$(11.4)	$(12.5)
The actuarial changes during 2024 and 2023 are primarily attributable to the changes in discount rates from the prior year.

nVent Electric plc
Notes to consolidated financial statements

Amounts recorded in the Consolidated Balance Sheets at December 31 were as follows:

	Pension plans		Post-retirement health plan
In millions	2024	2023	2024	2023
Current liabilities	$(4.4)	$(4.4)	$(1.1)	$(1.2)
Non-current liabilities	(112.8)	(118.3)	(10.3)	(11.3)
Benefit obligations in excess of the fair value of plan assets	$(117.2)	$(122.7)	$(11.4)	$(12.5)
The accumulated benefit obligation for all defined benefit plans was $119.3 million and $125.4 million at December 31, 2024 and 2023, respectively.
 Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2024	2023	2024	2023
Projected benefit obligation	$120.3	$125.9	$119.5	$125.1
Fair value of plan assets	3.1	3.2	2.4	2.5
Accumulated benefit obligation	N/A	N/A	118.7	124.7
Components of net periodic benefit expense (income) for our pension plans were as follows for the years ended December 31:

In millions	2024	2023	2022
Service cost	$1.1	$1.1	$1.3
Interest cost	4.0	4.5	2.4
Expected return on plan assets	(0.1)	(0.1)	—
Net actuarial loss (gain)	0.6	13.9	(58.5)
Net periodic benefit expense (income)	$5.6	$19.4	$(54.8)
Components of net periodic benefit expense (income) for our post-retirement health plan for the years ended December 31, 2024, 2023 and 2022 were not material.
Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension plans			Post-retirement health plan
Percentages	2024	2023	2022	2024	2023	2022
Discount rate	3.47%	3.47%	4.22%	5.48%	4.94%	5.19%
Rate of compensation increase	3.48%	3.47%	3.49%	—	—	—
Weighted-average assumptions used to determine net periodic benefit expense (income) for years ended December 31 were as follows:

	Pension plans			Post-retirement health plan
Percentages	2024	2023	2022	2024	2023	2022
Discount rate	3.47%	4.22%	1.50%	4.94%	5.19%	2.65%
Expected long-term return on plan assets	2.71%	2.73%	1.80%	—	—	—
Rate of compensation increase	3.47%	3.49%	3.01%	—	—	—
Uncertainty in the securities markets and U.S. economy could result in investment returns less than those assumed. Should the securities markets decline or medical and prescription drug costs increase at a rate greater than assumed, we would expect increasing annual combined net pension and post-retirement health costs for the next several years. Should actual experience

nVent Electric plc
Notes to consolidated financial statements

differ from actuarial assumptions, the projected pension benefit obligation and net pension cost and accumulated post-retirement benefit obligation and post-retirement benefit cost would be affected in future years.
Discount rates
The discount rate reflects the current rate at which the pension liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rates on our pension plans ranged from 1.00% to 5.39%, 1.00% to 4.88% and 1.00% to 5.22% in 2024, 2023 and 2022, respectively. The discount rates are determined by matching high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. There are no known or anticipated changes in our discount rate assumptions that will materially impact our pension expense in 2025.
Expected rates of return
The expected rates of return on our pension plan assets ranged from 1.00% to 3.25%, 1.00% to 3.75% and 1.00% to 2.25% in 2024, 2023 and 2022, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
Cash flows
Contributions
Pension and other post-retirement plan contributions totaled $4.7 million and $4.8 million in 2024 and 2023, respectively. The Company expects to contribute $5.8 million to the plans in 2025.
Estimated future benefit payments
The following benefit payments, which reflect expected future service or payout from termination, as appropriate, are expected to be paid by the plans in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

In millions	Pension plans	Post-retirement health plan
2025	$4.7	$1.1
2026	4.9	1.1
2027	5.7	1.1
2028	5.9	1.0
2029	6.1	1.0
2030-2034	32.5	4.5
Savings plan
nVent is the plan sponsor of a 401(k) retirement plan (nVent Management Company Retirement Savings and Incentive Plan or "401(k) plan") and employee share ownership plan (nVent Electric plc Employee Stock Purchase and Bonus Plan). The 401(k) plan covers certain union and all non-union U.S. employees who met certain age requirements. Under the 401(k) plan, eligible U.S. employees could voluntarily contribute a percentage of their eligible compensation, and we match contributions made by employees who met certain eligibility and service requirements. The employer matching contributions are 100% of the first 5% of eligible compensation. Expense for the 401(k) plan was $13.5 million, $11.4 million, and $10.1 million in 2024, 2023 and 2022, respectively.
14.Shareholders' Equity
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

nVent Electric plc
Notes to consolidated financial statements

During the year ended December 31, 2024, we repurchased 1.5 million of our ordinary shares for $100.0 million under the 2024 Authorization and we did not repurchase ordinary shares under the 2021 Authorization. During the year ended December 31, 2023, we repurchased 1.2 million of our ordinary shares for $58.8 million under the 2021 Authorization.
As of December 31, 2024, we had $400.0 million available for repurchases under the 2024 Authorization.
Dividends Payable
We paid dividends of $126.8 million, or $0.19 per ordinary share in each quarter of 2024, resulting in $0.76 for the year ended December 31, 2024. We paid dividends of $116.8 million, or $0.175 per ordinary share in each quarter of 2023, resulting in $0.70 for the year ended December 31, 2023.
On December 16, 2024, the Board of Directors declared a quarterly cash dividend of $0.20 that was paid on February 7, 2025 to shareholders of record at the close of business on January 17, 2025. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $33.9 million and $32.6 million at December 31, 2024 and 2023, respectively.
On February 17, 2025, the Board of Directors declared a quarterly cash dividend of $0.20 per ordinary share payable on May 9, 2025 to shareholders of record at the close of business on April 25, 2025.
15.Segment Information
Our continuing operations are comprised of two reporting segments, based primarily on types of products offered and markets served:
•Enclosures (to be renamed Systems Protection beginning in the first quarter of 2025)—The Enclosures segment provides innovative solutions to help protect electronics, systems and data in mission critical applications, including data centers, that improve resiliency and energy efficiency. Our standard and custom protective enclosures, cooling solutions, both liquid and air, control buildings and power distribution solutions help manage protect operating environments for mission critical applications in industrial, infrastructure, commercial and energy verticals.
•Electrical & Fastening Solutions (to be renamed Electrical Connections beginning in the first quarter of 2025)—The Electrical & Fastening Solutions segment provides innovative solutions that connect power and data infrastructure. Our offerings enhance end-user safety, reduce installation time and provide resiliency for critical systems. Our cable management, electrical connections and solutions, and power connections help make electrical systems safe, efficient and resilient, and are used across a wide range of verticals, including commercial and residential, infrastructure, industrial and energy.
"Enterprise and other" activity primarily consists of enterprise expenses not allocated to the segments, including certain executive office, board of directors, and centrally-managed enterprise functional or shared service costs related to finance, human resources, legal, supply chain, digital and corporate development. These activities do not meet the criteria for a stand-alone reporting segment under ASC 280.
The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies. The Company's primary measure of segment profitability is reportable segment income. Reportable segment income represents operating income, which includes certain corporate overhead allocations, and is exclusive of intangible amortization, acquisition related costs, costs of restructuring activities, "mark-to-market" gain/loss for pension and other post-retirement plans, impairments and other unusual non-operating items.
nVent's chief operating decision maker ("CODM") is our chief executive officer. This presentation is consistent with how the CODM evaluates the results of operations and makes strategic decisions about the business. The CODM uses reportable segment income for purposes of evaluating performance, allocating resources, setting incentive compensation targets, as well as internal forecasting of future period financial results. These results are not necessarily indicative of the results of operations that would have occurred had each segment been an independent, stand-alone entity during the periods presented.

nVent Electric plc
Notes to consolidated financial statements

Net sales and significant expense categories to arrive at our measure of segment profitability by reportable segment for the years ended December 31 were as follows:

	2024
In millions	Enclosures	Electrical & Fastening Solutions	Total
Net sales	$1,823.3	$1,182.8	$3,006.1
Cost of goods sold(1)	1,143.4	637.1
Selling, general and administrative(1)	239.1	167.5
Research and development(1)	37.7	23.7
Reportable segment income	$403.1	$354.5	$757.6

	2023
In millions	Enclosures	Electrical & Fastening Solutions	Total
Net sales	$1,605.9	$1,063.0	$2,668.9
Cost of goods sold(1)	1,011.6	549.5
Selling, general and administrative(1)	218.0	163.1
Research and development(1)	29.7	19.8
Reportable segment income	$346.6	$330.6	$677.2

	2022
In millions	Enclosures	Electrical & Fastening Solutions	Total
Net sales	$1,503.7	$791.4	$2,295.1
Cost of goods sold(1)	1,024.7	433.3
Selling, general and administrative(1)	197.5	123.5
Research and development(1)	25.5	14.7
Reportable segment income	$256.0	$219.9	$475.9
(1)    These costs exclude certain expenses reported in the Consolidated Statements of Operations and Comprehensive Income that are reflected in 'Enterprise and other', as well as the costs that are excluded from reportable segment income as discussed above.
The following table presents a reconciliation of reportable segment income to consolidated income before income taxes for the years ended December 31:

In millions	2024	2023	2022
Enclosures	$403.1	$346.6	$256.0
Electrical & Fastening Solutions	354.5	330.6	219.9
Reportable segment income	757.6	677.2	475.9
Enterprise and other	(105.6)	(110.6)	(104.6)
Impairment of equity investments	(8.8)	—	—
Restructuring and other	(7.5)	(3.9)	(11.2)
Intangible amortization	(94.7)	(69.5)	(50.3)
Pension and other post-retirement mark-to-market gain (loss)	0.1	(13.4)	61.9
Acquisition transaction and integration costs	(13.9)	(12.8)	(0.8)
Inventory step-up amortization	—	(17.7)	—
Gain on sale of investment	—	10.3	—
Interest expense, net	(106.0)	(79.4)	(31.2)
Other income (expense)	8.0	(4.9)	(3.4)
Income before income taxes	$429.2	$375.3	$336.3
No customer accounted for more than 10% of net sales in 2024, 2023 or 2022.

nVent Electric plc
Notes to consolidated financial statements

	Identifiable assets(1)		Depreciation(2)
In millions	2024	2023	2024	2023	2022
Enclosures	$2,129.3	$1,321.7	$25.7	$22.4	$20.5
Electrical & Fastening Solutions	3,154.7	3,242.1	21.8	16.3	10.5
Total for reportable segments	5,284.0	4,563.8	47.5	38.7	31.0
Enterprise and other	1,450.9	1,597.9	3.8	5.0	5.1
Consolidated	$6,734.9	$6,161.7	$51.3	$43.7	$36.1
(1)     Identifiable assets for 'Enterprise and other' includes total assets held for sale attributable to the Company's Thermal Management business of $1,276.1 million and $1,248.1 million as of December 31, 2024 and 2023, respectively. See Note 6 for further information on the Company's sale of the Thermal Management business.
(2)    These amounts of depreciation disclosed by reportable segment are included within the significant expense categories above, such as cost of goods sold and selling, general and administrative expenses.

	Capital expenditures
In millions	2024	2023	2022
Enclosures	$45.9	$38.1	$20.5
Electrical & Fastening Solutions	23.2	20.7	12.9
Total for reportable segments	69.1	58.8	33.4
Enterprise and other	4.9	6.8	7.1
Consolidated	$74.0	$65.6	$40.5
16.Share-Based Compensation
As of December 31, 2024, the Company had various share-based awards outstanding which were issued to executives and other eligible employees and directors. Awards with service conditions or both service and market conditions are expensed over the period during which an employee is required to provide service in exchange for the award. The Company estimates forfeitures as part of recording share-based compensation expense.
The Company’s long-term incentive program for awarding share-based compensation includes a combination of restricted stock, performance shares and stock options of the Company’s common stock pursuant to the nVent Electric plc 2018 Omnibus Incentive Plan (“2018 Omnibus Incentive Plan”). nVent's sole shareholder approved the 2018 Omnibus Incentive Plan in 2018. The Company's shareholders approved a subsequent amendment to increase the shares authorized for issuance under the 2018 Omnibus Incentive Plan in 2020. The 2018 Omnibus Incentive Plan authorizes the issuance of 18.5 million shares to settle awards. Our practice is to settle share-based awards by issuing new shares of common stock. Upon vesting, dividends that have accumulated during the vesting period are paid on earned awards.
Total share-based compensation expense for the years ended 2024, 2023 and 2022, was as follows:

In millions	2024	2023	2022
Restricted stock units	$14.0	$10.5	$9.0
Performance share units	7.9	7.1	10.6
Stock options	5.4	4.2	3.7
Total	$27.3	$21.8	$23.3
The total income tax benefit recognized for share-based compensation arrangements for continuing operations for the years ended December 31, 2024, 2023 and 2022 was $8.1 million, $3.9 million and $2.3 million, respectively.
Restricted stock units (RSUs)
Under the 2018 Omnibus Incentive Plan, the Company may award RSUs of our common stock to certain eligible employees and directors. RSUs generally vest one-third each year over a period of three years commencing on the grant date, subject to continuous employment and certain other conditions. The fair values of the RSUs are based on the closing price of the Company’s stock on the date of grant, and are expensed over the vesting period.

nVent Electric plc
Notes to consolidated financial statements

The following table summarizes restricted stock unit activity for the year ended December 31, 2024:

Shares in millions	Number of shares	Weighted-average grant date fair value
Outstanding as of January 1, 2024	0.6	$37.66
Granted	0.2	69.37
Vested	(0.3)	35.12
Outstanding as of December 31, 2024	0.5	55.69
As of December 31, 2024, there was $11.7 million of unrecognized compensation expense related to RSUs granted, which is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of RSUs vested during the years ended December 31, 2024, 2023 and 2022, was $11.9 million, $9.4 million and $9.2 million, respectively.
Performance share units (“PSUs”)
Under the 2018 Omnibus Incentive Plan, the Company may award PSUs whose vesting is based on the satisfaction of a service period of three years and the achievement of certain performance metrics over that same period.
For PSU awards granted in 2024, 2023 and 2022 the awards vest based on the satisfaction of a three-year service period and total shareholder return (“TSR”) relative to the S&P 400 Industrials. Awards earned at the end of the three-year vesting period range from 0% to 200% of the targeted number of PSUs granted based on the ranking of TSR of the Company, assuming reinvestment of all dividends, relative to the S&P 400 Industrials. Expense is recognized over the period during which an employee is required to provide service in exchange for the award, and is recognized irrespective of the market condition being achieved.
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

	2024	2023	2022
Risk-free interest rate	4.36%	4.66%	1.45%
Expected share price volatility	43.0%	51.5%	51.2%
Grant-date fair value	$103.93	$68.72	$42.82
The following table summarizes PSU activity for the year ended December 31, 2024:

Shares in millions	Number of shares	Weighted-average grant date fair value
Outstanding as of January 1, 2024	0.5	$44.67
Granted	0.2	103.93
Vested	(0.4)	36.39
Outstanding as of December 31, 2024	0.3	66.95
As of December 31, 2024, there was $8.9 million of unrecognized compensation expense related to performance share compensation arrangements granted under the 2018 Omnibus Incentive Plan. The expense is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of PSUs vested during the years ended December 31, 2024, 2023 and 2022, was $14.2 million, $9.6 million and $4.5 million, respectively.
Stock Options
Under the 2018 Omnibus Incentive Plan, the Company may grant stock options to any eligible employee with an exercise price equal to the market value of the shares on the dates the options were granted. Options generally vest one-third each year over a period of three years commencing on the grant date and expire ten years after the grant date.

nVent Electric plc
Notes to consolidated financial statements

We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends, and using the following assumptions for the years ended December 31:

	2024	2023	2022
Risk-free interest rate	4.06%	3.77%	1.50%
Expected dividend yield	1.27%	1.73%	1.96%
Expected share price volatility	37.1%	36.6%	33.3%
Expected term (years)	6.8	6.5	6.2
Weighted-average grant-date fair value for options granted during the year	$27.16	$16.56	$9.24
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
The following table summarizes stock option activity for the year ended December 31, 2024:

Shares and intrinsic value in millions	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic Value
Outstanding as of January 1, 2024	4.1	$26.36
Granted	0.3	68.74
Exercised	(1.1)	22.72
Forfeited	(0.1)	43.18
Outstanding as of December 31, 2024	3.2	30.64
Options exercisable as of December 31, 2024	2.7	25.89	4.5	$112.9
Options expected to vest as of December 31, 2024	0.6	52.62	8.3	9.1
As of December 31, 2024, there was $3.8 million of unrecognized compensation cost related to non-vested options expected to be recognized over a weighted-average period of 1.7 years. The total intrinsic value of options exercised for the years ended December 31, 2024, 2023 and 2022 was $51.7 million, $10.4 million and $6.5 million, respectively.
Cash received from option exercised for the years ended December 31, 2024, 2023 and 2022 was $20.4 million, $10.8 million and $12.6 million, respectively. The actual tax benefit realized for the tax deductions from options exercised for continuing operations totaled $3.4 million, $1.4 million and $0.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
17.Leases
We have operating leases for office space, production facilities, distribution centers, warehouses, sales offices, fleet vehicles and equipment. We also have finance leases for production facilities and equipment. In accordance with our accounting policy, leases with an initial term of 12 months or less are not recognized on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We elected the practical expedient for all leases to include both lease and non-lease components within our lease assets and lease liabilities.
Our lease agreements do not contain any material residual value guarantees, any material bargain purchase options or material restrictive covenants. We have no material sublease arrangements with third parties or lease transactions with related parties.
Costs associated with short-term leases, variable rent and subleases were immaterial.
Our leases have remaining lease terms of one to nineteen years, some of which include renewal options. Renewal options that are reasonably certain to be exercised are included in the lease term. The incremental borrowing rate is used in determining the

nVent Electric plc
Notes to consolidated financial statements

present value of lease payments, unless an implicit rate is specified. Incremental borrowing rates on a collateralized basis are determined based on the economic environment in which leases are denominated and the lease term.
The weighted-average remaining lease term and weighted-average discount rate were as follows:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term:
Operating leases	5 years	6 years
Finance leases	12 years	n/a
Weighted-average discount rate:
Operating leases	5.1%	5.0%
Finance leases	6.0%	n/a
Lease expense for the years ended December 31 were as follows:

In millions	2024	2023	2022
Operating lease expense	$26.3	$24.5	$20.4

Finance lease expense:
Amortization of right-of-use assets	$0.5	$—	$—
Interest on lease liabilities	0.5	—	—
Total finance lease expense	$1.0	$—	$—
Maturities of lease liabilities as of December 31, 2024 were as follows:

In millions	Operating lease obligations	Finance lease obligations
2025	$31.7	$1.4
2026	29.1	1.5
2027	26.3	1.5
2028	20.1	1.5
2029	13.9	1.5
Thereafter	24.2	23.1
Total lease payments	145.3	30.5
Less imputed interest	(32.2)	(12.5)
Total reported lease liability	$113.1	$18.0
Supplemental cash flow information and other information related to leases for the years ended December 31 was as follows:

In millions	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$25.5	$21.6
Financing leases	0.6	—
Lease right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$29.7	$56.5
Financing leases	18.2	—

nVent Electric plc
Notes to consolidated financial statements

Supplemental balance sheet information related to leases as of December 31 was as follows:

In millions	Classification	2024	2023
Operating Leases
Lease right-of-use assets	Other non-current assets	$107.2	$99.6

Current lease liabilities	Other current liabilities	$22.4	$19.5
Non-current lease liabilities	Other non-current liabilities	90.7	84.9
Total lease liabilities		$113.1	$104.4

Finance Leases
Lease right-of-use assets	Other non-current assets	$17.7	$—

Current lease liabilities	Other current liabilities	$0.4	$—
Non-current lease liabilities	Other non-current liabilities	17.6	—
Total lease liabilities		$18.0	$—
18.Commitments and Contingencies
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of December 31, 2024 and 2023 was not material.
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
As of December 31, 2024 and 2023, the outstanding value of bonds, letters of credit and bank guarantees totaled $10.7 million and $10.5 million, respectively.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2024, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2024 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2024, we completed the acquisition of Trachte. As part of our ongoing integration activities associated with the Trachte acquisition, we are reviewing the internal controls and procedures of Trachte and working to augment our company-wide controls to reflect the risks inherent in the acquisition. There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.   OTHER INFORMATION
(b)
During the fourth quarter of 2024, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K).
ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2025 annual general meeting of shareholders under the captions "Proposal 1 Elect Director Nominees" and "Corporate Governance Matters," and is incorporated herein by reference.
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
Information required under this item with respect to our Insider Trading Policy is contained in our Proxy Statement for our 2025 annual general meeting of shareholders under the caption "Compensation Discussion and Analysis – Insider Trading Policy" and is incorporated herein by reference.
We are not including the information contained on our website as part of, or incorporating it by reference into, this report.
ITEM 11.  EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2025 annual general meeting of shareholders under the captions "Corporate Governance Matters - Director Compensation," "Compensation and Human Capital Committee Report," "Compensation Discussion and Analysis," and "Executive Compensation Tables" and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2025 annual general meeting of shareholders under the caption "Security Ownership" and is incorporated herein by reference.
The following table summarizes, as of December 31, 2024, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2018 Omnibus Incentive Plan	4,108,862	(1)	$30.64	(2)	10,866,980	(3)
Total	4,108,862		$30.64		10,866,980
(1)Consists of 3,250,661 shares subject to stock options, 514,940 shares subject to restricted stock units and 343,261 shares subject to performance share awards.
(2)Represents the weighted-average exercise price of outstanding stock options and does not take into account outstanding restricted stock units or performance share units.
(3)Represents securities remaining available for issuance under the 2018 Omnibus Incentive Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2025 annual general meeting of shareholders under the captions "Proposal 1 Elect Director Nominees - Director Independence" and "Corporate Governance Matters - The Board's Role and Responsibilities, Including Risk Oversight - Policies and Procedures Regarding Related Person Transactions" and is incorporated herein by reference.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2025 annual general meeting of shareholders under the caption "Proposal 4 Ratify, by Non-Binding Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditor of nVent Electric plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditor's Remuneration" and is incorporated herein by reference. Deloitte & Touche LLP (PCAOB ID no. 34) is our principal accountant.

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
(2) Exhibits
The exhibits of this Annual Report on Form 10-K included herein are set forth below.

Exhibit Number	Exhibit

2.1	Share and Asset Purchase Agreement, dated July 31, 2024, by and between nVent Electric plc and BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC) (incorporated by reference to Exhibit 2.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on August 6, 2024 (File No. 001-38265)).

3.1	Amended and Restated Memorandum and Articles of Association of nVent Electric plc (incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 of nVent Electric plc filed with the Commission on December 31, 2018 (File No. 333-224555)).

4.1	Indenture, dated as of March 26, 2018, among nVent Finance S.à r.l, nVent Electric plc, Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on March 26, 2018 (File No. 001-38265)).

4.2	Second Supplemental Indenture, dated as of March 26, 2018, among nVent Finance S.à r.l, nVent Electric plc, Pentair plc, Pentair Investments Switzerland GmbH and U.S. Bank National Association (incorporated by reference to Exhibit 4.3 to Amendment No. 4 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on March 26, 2018 (File No. 001-38265)).

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

4.7	Description of Securities.

4.8	Loan Agreement, dated as of April 26, 2023, among nVent Electric plc, nVent Finance S.à r.l., and the lenders and agents party thereto (incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 27, 2023 (File No. 001-38265)).

4.9	Fifth Supplemental Indenture, dated as of May 3, 2023, among nVent Finance S.à r.l, nVent Electric plc, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on May 3, 2023 (File No. 001-38265)).

4.10	Term Loan Agreement, dated as of June 21, 2024, among nVent Electric plc, nVent Finance S.à r.l., and the lenders and agents party thereto (incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on June 24, 2024 (File No. 001-38265)).

10.1	nVent Electric plc 2018 Omnibus Incentive Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A of nVent Electric plc filed with the Commission on March 31, 2020 (File No. 001-38265)).*

10.2	Form of Executive Officer Stock Option Award Agreement for grants prior to December 11, 2022 (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.3	Form of Executive Officer Restricted Stock Unit Award Agreement for grants prior to December 11, 2022 (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.4	Form of Executive Officer Performance Stock Unit Award Agreement for grants prior to December 11, 2022 (incorporated by reference to Exhibit 10.4 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.5	Description of nVent Electric plc Management Incentive Plan (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on October 27, 2023 (File No. 001-38265)).*

10.6	Form of Key Executive Employment and Severance Agreement for Beth A. Wozniak, Lynnette R. Heath, Jon D. Lammers, Aravind Padmanabhan, Randolph A. Wacker, and Sara E. Zawoyski (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.7	nVent Electric plc Employee Stock Purchase and Bonus Plan, as amended and restated January 1, 2021 (incorporated by reference to Exhibit 10.8 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 23, 2021 (File No. 001-38265)).*

10.8	nVent Management Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.9	nVent Management Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.10	Form of Deed of Indemnification for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.11	Form of Indemnification Agreement for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.12
Form of Key Executive Employment and Severance Agreement for Robert J. van der Kolk (incorporated by reference to Exhibit 10.15 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 26, 2018 (File No. 001-38625)).*

10.13
Description of Amendment to the nVent Management Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 31, 2020 (File No. 001-38265)).*

10.14	nVent Electric plc Non-Employee Director Compensation Policy.*

10.15
nVent Management Company Severance Plan for Executives effective March 1, 2019, as amended and restated effective September 18, 2023 (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on October 27, 2023 (File No. 001-38265)).*

10.16
Form of Executive Officer Performance Stock Unit Award Agreement with Stock Price Vesting (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on April 29, 2021 (File No. 001-38265)).*

10.17	Form of Executive Officer Stock Option Award Agreement for grants on or after December 11, 2022 and prior to December 15, 2024 (incorporated by reference to Exhibit 10.20 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 28, 2023 (File No. 001-38265)).*

10.18	Form of Executive Officer Restricted Stock Unit Award Agreement for grants on or after December 11, 2022 and prior to December 15, 2024 (incorporated by reference to Exhibit 10.21 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 28, 2023 (File No. 001-38265)).*

10.19	Form of Executive Officer Performance Stock Unit Award Agreement for grants on or after December 11, 2022 and prior to December 15, 2024 (incorporated by reference to Exhibit 10.22 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 28, 2023 (File No. 001-38265)).*

10.20	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 20, 2024 (file No. 001-38265)).*

10.21	Form of Key Executive Employment and Severance Agreement for Martha C. Bennett (incorporated by reference to Exhibit 10.24 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 20, 2024 (file No. 001-38265)).*

10.22	Form of Executive Officer Stock Option Award Agreement for grants on or after December 15, 2024.*

10.23	Form of Executive Officer Restricted Stock Unit Award Agreement for grants on or after December 15, 2024.*

10.24	Form of Executive Officer Performance Stock Unit Award Agreement for grants on or after December 15, 2024.*

19	nVent Electric plc Insider Trading Policy.

21	List of nVent Electric plc subsidiaries.

22
Guarantors and Subsidiary Issuers of Guaranteed Securities (incorporated by reference to Exhibit 22 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 28, 2023 (File No. 001-38265)).

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	nVent Electric plc Recovery Policy (incorporated by reference to Exhibit 97 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 20, 2024 (file No. 001-38265)).*

101
The following materials from nVent Electric plc's Annual Report on Form 10-K for the year ended December 31, 2024 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (ii) the Consolidated Balance Sheets as of December 31, 2024 and 2023, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022, (v) the Notes to the Consolidated Financial Statements, and (vi) the information included in Part I, Item IC, Part II, ITEM 9B(b) and Part III, Item 10.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.
ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 18, 2025.

NVENT ELECTRIC PLC

By	/s/ Sara E. Zawoyski
Sara E. Zawoyski
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 18, 2025.

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