Form 10-Q
period 2025-03-31
nVent Electric plc
filed 2025-05-02
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 31, 2025, 164,635,761 shares of the registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended
In millions, except per share data	March 31, 2025	March 31, 2024
Net sales	$809.3	$732.1
Cost of goods sold	495.6	441.2
Gross profit	313.7	290.9
Selling, general and administrative	166.2	142.7
Research and development	17.5	16.3
Operating income	130.0	131.9
Net interest expense	17.4	22.2
Other expense	1.1	1.2
Income from continuing operations before income taxes	111.5	108.5
Provision for income taxes	24.5	23.3
Net income from continuing operations	87.0	85.2
Income from discontinued operations, net of tax (Note 6)	273.7	19.9
Net income	$360.7	$105.1
Comprehensive income, net of tax
Net income	$360.7	$105.1
Changes in cumulative translation adjustment (three months ended March 31, 2025 includes $92.7 million reclassified to gain on sale included in Income from Discontinued operations, net of tax)	103.0	(12.0)
Changes in market value of derivative financial instruments, net of tax	(3.5)	3.4
Comprehensive income	$460.2	$96.5
Earnings per ordinary share
Basic
Continuing operations	$0.53	$0.52
Discontinued operations	1.65	0.12
Basic earnings per ordinary share	$2.18	$0.64
Diluted
Continuing operations	$0.52	$0.51
Discontinued operations	1.64	0.11
Diluted earnings per ordinary share	$2.16	$0.62
Weighted average ordinary shares outstanding
Basic	165.1	165.5
Diluted	167.3	168.5
Cash dividends paid per ordinary share	$0.20	$0.19
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2025	December 31, 2024
In millions, except per share data
Assets
Current assets
Cash and cash equivalents	$1,343.0	$131.2
Accounts and notes receivable, net of allowances of $17.2 and $14.3, respectively	548.6	473.1
Inventories	374.2	360.3
Other current assets	116.6	123.9
Current assets held for sale	—	300.8
Total current assets	2,382.4	1,389.3
Property, plant and equipment, net	348.1	347.9
Other assets
Goodwill	2,228.0	2,221.8
Intangibles, net	1,557.7	1,587.0
Other non-current assets	210.1	213.6
Non-current assets held for sale	—	975.3
Total other assets	3,995.8	4,997.7
Total assets	$6,726.3	$6,734.9
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$15.0	$37.5
Accounts payable	282.3	280.1
Employee compensation and benefits	81.7	95.0
Other current liabilities	452.3	266.5
Current liabilities held for sale	—	122.5
Total current liabilities	831.3	801.6
Other liabilities
Long-term debt	1,748.1	2,117.5
Pension and other post-retirement compensation and benefits	136.4	131.7
Deferred tax liabilities	234.7	242.7
Other non-current liabilities	159.7	157.9
Non-current liabilities held for sale	—	45.9
Total liabilities	3,110.2	3,497.3
Equity
Ordinary shares $0.01 par value, 400.0 million authorized, 164.6 million and 165.0 million issued at March 31, 2025 and December 31, 2024, respectively	1.6	1.7
Additional paid-in capital	2,223.4	2,271.7
Retained earnings	1,436.0	1,108.6
Accumulated other comprehensive loss	(44.9)	(144.4)
Total equity	3,616.1	3,237.6
Total liabilities and equity	$6,726.3	$6,734.9
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2025	March 31, 2024
Operating activities
Net income	$360.7	$105.1
Less: Income from discontinued operations, net of tax	273.7	19.9
Net income from continuing operations	87.0	85.2
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Depreciation	13.8	12.4
Amortization	28.2	20.4
Deferred income taxes	0.4	(0.2)
Share-based compensation	8.5	6.3
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(75.9)	(35.9)
Inventories	(10.6)	(6.4)
Other current assets	8.6	(5.2)
Accounts payable	13.7	(5.0)
Employee compensation and benefits	(15.2)	(21.8)
Other current liabilities	6.8	(1.9)
Other non-current assets and liabilities	(1.4)	0.7
Net cash provided by (used for) operating activities of continuing operations	63.9	48.6
Net cash provided by (used for) operating activities of discontinued operations	(3.7)	41.4
Net cash provided by (used for) operating activities	60.2	90.0
Investing activities
Capital expenditures	(21.1)	(15.3)
Proceeds from sale of property and equipment	1.6	0.3
Acquisitions, net of cash acquired	3.8	—
Net cash provided by (used for) investing activities of continuing operations	(15.7)	(15.0)
Net cash provided by (used for) investing activities of discontinued operations	1,583.1	(0.8)
Net cash provided by (used for) investing activities	1,567.4	(15.8)
Financing activities
Repayments of long-term debt	(392.5)	(7.5)
Dividends paid	(33.4)	(31.9)
Shares issued to employees, net of shares withheld	(4.6)	(0.8)
Repurchases of ordinary shares	(53.1)	—
Net cash provided by (used for) financing activities	(483.6)	(40.2)
Effect of exchange rate changes on cash and cash equivalents	9.1	(7.7)
Change in cash and cash equivalents	1,153.1	26.3
Cash and cash equivalents, beginning of period	131.2	179.6
Cash and cash equivalents within assets held for sale, beginning of period	58.7	5.5
Less: Cash and cash equivalents within assets held for sale, end of period	—	10.0
Cash and cash equivalents, end of period	$1,343.0	$201.4
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2024	165.0	$1.7	$2,271.7	$1,108.6	$(144.4)	$3,237.6
Net income	—	—	—	360.7	—	360.7
Other comprehensive income, net of tax	—	—	—	—	99.5	99.5
Dividends declared	—	—	—	(33.3)	—	(33.3)
Share repurchases	(1.0)	(0.1)	(53.0)	—	—	(53.1)
Exercise of options, net of shares tendered for payment	0.2	—	3.6	—	—	3.6
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(8.3)	—	—	(8.3)
Share-based compensation	—	—	9.4	—	—	9.4
March 31, 2025	164.6	$1.6	$2,223.4	$1,436.0	$(44.9)	$3,616.1

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2023	165.1	$1.7	$2,339.1	$905.3	$(104.0)	$3,142.1
Net income	—	—	—	105.1	—	105.1
Other comprehensive loss, net of tax	—	—	—	—	(8.6)	(8.6)
Dividends declared	—	—	—	(32.1)	—	(32.1)
Exercise of options, net of shares tendered for payment	0.5	—	10.0	—	—	10.0
Issuance of restricted shares, net of cancellations	0.6	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(10.8)	—	—	(10.8)
Share-based compensation	—	—	6.6	—	—	6.6
March 31, 2024	166.0	$1.7	$2,344.9	$978.3	$(112.6)	$3,212.3
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

1.Basis of Presentation and Responsibility for Interim Financial Statements
Business
nVent Electric plc ("nVent," "we," "us," "our" or the "Company") is a leading global provider of electrical connection and protection solutions. The Company is comprised of two reporting segments: Systems Protection and Electrical Connections.
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
We are responsible for the unaudited Condensed Consolidated Financial Statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
On July 31, 2024, we entered into a definitive agreement to sell our Thermal Management business to BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management. As a result of the agreement, the Thermal Management business met the criteria set forth in Accounting Standards Codification ("ASC") 205-20 to be presented as a discontinued operation and the related assets and liabilities have been reclassified as held for sale for all periods presented. The Thermal Management business was previously disclosed as a stand-alone reporting segment. The Thermal Management business' results of operations and the related cash flows have been reclassified to Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Income and cash flows from discontinued operations in the Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented prior to the sale. We completed the sale of the Thermal Management business on January 30, 2025. For additional information regarding this transaction and its effect on our financial reporting, see Note 6 below.
New accounting standards
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, "Disaggregation of Income Statement Expenses", which is intended to improve disclosures about a public business entity's expenses. It requires public entities to disaggregate specific types of expenses, including disclosures for purchases of inventory, employee compensation, depreciation and intangible asset amortization, as well as selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We are currently evaluating the potential impact of adopting this new guidance on the related disclosures within our consolidated financial statements.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
2.Revenue
Disaggregation of revenue
We disaggregate our revenue from contracts with customers by geographic location and vertical, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended March 31, 2025
In millions	Systems Protection	Electrical Connections	Total
Americas	$378.9	$255.0	$633.9
EMEA (1)	100.2	36.5	136.7
Asia-Pacific	29.1	9.6	38.7
Total	$508.2	$301.1	$809.3

	Three months ended March 31, 2024
In millions	Systems Protection	Electrical Connections	Total
Americas	$313.7	$243.3	$557.0
EMEA (1)	103.1	38.8	141.9
Asia-Pacific	23.1	10.1	33.2
Total	$439.9	$292.2	$732.1

(1) EMEA includes Europe, Middle East, India and Africa.
Vertical net sales information was as follows:

	Three months ended March 31, 2025
In millions	Systems Protection	Electrical Connections	Total
Industrial	$223.4	$41.0	$264.4
Commercial & Residential	58.9	154.7	213.6
Infrastructure	218.0	95.4	313.4
Energy	7.9	10.0	17.9
Total	$508.2	$301.1	$809.3

	Three months ended March 31, 2024
In millions	Systems Protection	Electrical Connections	Total
Industrial	$230.6	$37.4	$268.0
Commercial & Residential	61.4	159.9	221.3
Infrastructure	141.2	82.5	223.7
Energy	6.7	12.4	19.1
Total	$439.9	$292.2	$732.1

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Contract balances
Contract assets and liabilities consisted of the following:

In millions	March 31, 2025	December 31, 2024	$ Change	% Change
Contract assets	$58.5	$54.9	$3.6	6.6%
Contract liabilities	24.2	22.5	1.7	7.6%
Net contract assets	$34.3	$32.4	$1.9	5.9%
The $1.9 million increase in net contract assets from December 31, 2024 to March 31, 2025 was primarily the result of the timing of milestone invoicing. For the three months ended March 31, 2025, we recognized $10.1 million of revenue that was previously included in the beginning balance of contract liabilities. There were no material impairment losses recognized on our contract assets for the three months ended March 31, 2025 and 2024.
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On March 31, 2025, we had $145.8 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next eighteen months.
3.Restructuring
During the three months ended March 31, 2025 and the year ended December 31, 2024, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
Restructuring related costs included in Selling, general and administrative in the Condensed Consolidated Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended
In millions	March 31, 2025	March 31, 2024
Severance and related costs	$0.7	$1.0
Other	0.2	0.2
Total restructuring costs	$0.9	$1.2
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment as well as enterprise and other were as follows:

	Three months ended
In millions	March 31, 2025	March 31, 2024
Systems Protection	$0.3	$0.3
Electrical Connections	0.3	0.6
Enterprise and other	0.3	0.3
Total	$0.9	$1.2

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows:

	Three months ended
In millions	March 31, 2025	March 31, 2024
Beginning balance	$1.8	$1.2
Costs incurred	0.7	1.0
Cash payments and other	(1.1)	(1.1)
Ending balance	$1.4	$1.1
4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per share data	March 31, 2025	March 31, 2024
Net income from continuing operations	$87.0	$85.2
Income from discontinued operations, net of tax	273.7	19.9
Net income	$360.7	$105.1
Weighted average ordinary shares outstanding
Basic	165.1	165.5
Dilutive impact of stock options, restricted stock units and performance share units	2.2	3.0
Diluted	167.3	168.5

Earnings per ordinary share
Basic
Continuing operations	$0.53	$0.52
Discontinued operations	1.65	0.12
Basic earnings per ordinary share	$2.18	$0.64
Diluted
Continuing operations	$0.52	$0.51
Discontinued operations	1.64	0.11
Diluted earnings per ordinary share	$2.16	$0.62
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.4	0.2
5.Acquisitions
On July 16, 2024, as part of our Systems Protection reporting segment, we completed the acquisition of Trachte, LLC ("Trachte") for approximately $687.5 million in cash. Trachte is a leading manufacturer of engineered control building solutions designed to protect critical infrastructure assets. The purchase price was funded primarily through borrowings under the 2024 Term Loan Facility and the Revolving Credit Facility (as described in Note 10 below).
The purchase price has been preliminarily allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the Trachte acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to income taxes. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The following table summarizes the preliminary fair values of the assets acquired and liabilities assumed in the Trachte acquisition as previously reported as of December 31, 2024 and revised as of March 31, 2025:

In millions	As Previously Reported	As Revised
Cash	$13.6	$13.6
Accounts receivable	45.4	45.4
Inventories	10.0	10.0
Other current assets	40.6	40.6
Property, plant and equipment	11.1	11.1
Identifiable intangible assets	334.4	331.5
Goodwill	366.3	368.5
Other assets	25.3	25.3
Current liabilities	(58.9)	(58.9)
Other liabilities	(100.3)	(99.6)
Purchase price	$687.5	$687.5
The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $368.5 million, substantially none of which is expected to be deductible for income tax purposes. Goodwill recognized from the Trachte acquisition reflects the future economic benefit resulting from synergies of our combined operations.
Preliminary identifiable intangible assets acquired include $55.4 million of indefinite-lived trade names, $206.6 million of definite-lived customer relationships with an estimated useful life of 17 years, $23.8 million of definite-lived proprietary technology with an estimated useful life of 8 years and $45.7 million of customer backlog with an estimated useful life of 2 years. The fair values of trade names and proprietary technology acquired in the acquisition were determined using a relief-from-royalty method, and the fair values of customer relationships and customer backlog acquired were determined using a multi-period excess earnings method. These methods utilize unobservable inputs that are significant to these fair value measurements and thus classified as Level 3 of the fair value hierarchy.
The following table presents unaudited pro forma financial information as if the acquisition of Trachte had occurred on January 1, 2023:

Three months ended
In millions, except per share date	March 31, 2024
Net sales	$789.9
Net income from continuing operations	78.3
Net income	98.2

Earnings per ordinary share
Basic
Continuing operations	$0.47
Basic earnings per ordinary share	$0.59
Diluted
Continuing operations	$0.46
Diluted earnings per ordinary share	$0.58
The unaudited pro forma net income includes adjustments for the amortization of acquired intangible assets and interest expense on debt issued to finance the acquisition, as well as the related income tax impact.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The pro forma condensed consolidated financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may differ materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the Trachte acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the Trachte acquisition occurred on January 1, 2023.
On May 1, 2025, we acquired the enclosures, switchgear and bus systems businesses of Avail Infrastructure Solutions (the "Electrical Products Group") for a purchase price of $975.0 million, subject to customary purchase price adjustments. We funded the purchase price for the acquisition with available cash on hand. The Electrical Products Group is a leading provider of infrastructure solutions, designed to help ensure safe and reliable electrical operations primarily in the infrastructure vertical, including power utilities and data centers. We plan to operate the Electrical Products Group predominantly within our Systems Protection reporting segment.
6.Discontinued Operations
On January 30, 2025, we completed the sale of the Thermal Management business to BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management, for a purchase price of $1.7 billion in cash, subject to customary purchase price adjustments, resulting in cash proceeds, net of transaction costs and cash transferred, of $1,583.7 million. The results of the Thermal Management business have been presented as discontinued operations in our Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented. The assets and liabilities of this business have been presented as held for sale in the Condensed Consolidated Balance Sheets for the year ended December 31, 2024. The Thermal Management business was previously disclosed as a stand-alone reporting segment.
The sale resulted in a pre-tax gain of $433.9 million, net of transaction costs of $34.7 million. The Provision for income taxes below of $162.5 million predominately relates to tax expense on the gain on sale.
Transaction costs of $4.2 million related to the sale of Thermal Management were incurred during the three months ended March 31, 2024 and are recorded within Selling, general and administrative below.
The operating results of discontinued operations are summarized below:

	Three months ended
In millions	March 31, 2025	March 31, 2024
Net sales	$40.5	$142.5
Cost of goods sold	20.9	77.9
Gross profit	19.6	64.6
Selling, general and administrative	16.0	32.8
Research and development	1.3	4.5
Operating income	2.3	27.3
Income from discontinued operations before gain from sale and income taxes	2.3	27.3
Gain from sale of discontinued operations before income taxes	(433.9)	—
Provision for income taxes	162.5	7.4
Income from discontinued operations, net of tax	$273.7	$19.9

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The major classes of assets and liabilities that were previously classified as held for sale were as follows:

In millions	December 31, 2024
Cash and cash equivalents	$58.7
Accounts receivable, net of allowances	115.0
Inventories	80.8
Other current assets	46.3
Current assets held for sale	$300.8

Property, plant and equipment, net	$71.4
Goodwill	709.1
Intangibles, net	153.4
Other non-current assets	41.4
Non-current assets held for sale	$975.3

Accounts payable	$40.9
Employee compensation and benefits	20.6
Other current liabilities	61.0
Current liabilities held for sale	$122.5

Pension and other post-retirement compensation and benefits	$12.1
Deferred tax liabilities	12.0
Other non-current liabilities	21.8
Non-current liabilities held for sale	$45.9

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
7.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2024	Acquisitions/ divestitures	Foreign currency translation/other	March 31, 2025
Systems Protection	$790.1	$2.2	$4.0	$796.3
Electrical Connections	1,431.7	—	—	1,431.7
Total goodwill	$2,221.8	$2.2	$4.0	$2,228.0
Identifiable intangible assets consisted of the following:

	March 31, 2025			December 31, 2024
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,574.0	$(479.2)	$1,094.8	$1,571.7	$(458.7)	$1,113.0
Proprietary technology and patents	78.3	(21.8)	56.5	78.2	(19.5)	58.7
Other finite-lived intangible assets	63.7	(24.9)	38.8	63.7	(18.9)	44.8
Total definite-life intangibles	1,716.0	(525.9)	1,190.1	1,713.6	(497.1)	1,216.5
Indefinite-life intangibles
Trade names	367.6	—	367.6	370.5	—	370.5
Total intangibles	$2,083.6	$(525.9)	$1,557.7	$2,084.1	$(497.1)	$1,587.0
Identifiable intangible asset amortization expense was $28.2 million and $20.4 million for the three months ended March 31, 2025 and 2024, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2025 and the next five years is as follows:

	Q2-Q4
In millions	2025	2026	2027	2028	2029	2030
Estimated amortization expense	$84.6	$102.3	$89.9	$89.8	$89.8	$86.6

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
8.Supplemental Balance Sheet Information

In millions	March 31, 2025	December 31, 2024
Inventories
Raw materials and supplies	$153.9	$146.4
Work-in-process	18.4	15.8
Finished goods	201.9	198.1
Total inventories	$374.2	$360.3
Other current assets
Contract assets	$58.5	$54.9
Prepaid expenses	37.5	36.1
Prepaid income taxes	4.9	18.1
Other current assets	15.7	14.8
Total other current assets	$116.6	$123.9
Property, plant and equipment, net
Land and land improvements	$21.9	$21.5
Buildings and leasehold improvements	181.5	177.1
Machinery and equipment	583.1	565.6
Construction in progress	43.2	47.2
Total property, plant and equipment	829.7	811.4
Accumulated depreciation and amortization	481.6	463.5
Total property, plant and equipment, net	$348.1	$347.9
Other non-current assets
Deferred compensation plan assets	$14.7	$15.4
Operating lease right-of-use assets	105.9	107.2
Deferred tax assets	57.2	57.0
Other non-current assets	32.3	34.0
Total other non-current assets	$210.1	$213.6
Other current liabilities
Dividends payable	$33.4	$33.9
Accrued rebates	64.5	69.4
Contract liabilities	24.2	22.5
Accrued taxes payable	210.2	50.7
Current operating lease liabilities	24.2	22.4
Accrued interest	25.5	11.6
Other current liabilities	70.3	56.0
Total other current liabilities	$452.3	$266.5
Other non-current liabilities
Income taxes payable	$11.6	$11.7
Deferred compensation plan liabilities	14.7	15.4
Non-current operating lease liabilities	87.8	90.7
Other non-current liabilities	45.6	40.1
Total other non-current liabilities	$159.7	$157.9

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
At March 31, 2025 and December 31, 2024, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $95.1 million and $73.8 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Income and Comprehensive Income was not material for any period presented.
Cross currency swaps
At March 31, 2025 and December 31, 2024, we had outstanding cross currency swap agreements with a combined notional amount of $332.6 million and $321.1 million, respectively. The agreements are accounted for as either cash flow hedges or fair value hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. At March 31, 2025 and December 31, 2024, we had deferred foreign currency loss of $2.5 million and gain of $0.7 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2025		December 31, 2024
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$473.8	$473.8	$866.3	$866.3
Fixed rate debt	1,300.0	1,267.1	1,300.0	1,251.8
Total debt	$1,773.8	$1,740.9	$2,166.3	$2,118.1
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	March 31, 2025
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(14.6)	$—	$—	$(14.6)
Cross currency swap assets	—	5.5	—	—	5.5
Foreign currency contract liabilities	—	(0.3)	—	—	(0.3)
Foreign currency contract assets	—	0.2	—	—	0.2
Deferred compensation plan assets	9.3	—	—	5.4	14.7
Total recurring fair value measurements	$9.3	$(9.2)	$—	$5.4	$5.5

Recurring fair value measurements	December 31, 2024
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(8.4)	$—	$—	$(8.4)
Cross currency swap assets	—	6.8	—	—	6.8
Foreign currency contract liabilities	—	(0.3)	—	—	(0.3)
Foreign currency contract assets	—	0.3	—	—	0.3
Deferred compensation plan assets	10.2	—	—	5.2	15.4
Total recurring fair value measurements	$10.2	$(1.6)	$—	$5.2	$13.8
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at March 31, 2025	Maturity Year	March 31, 2025	December 31, 2024
Revolving credit facility	N/A	2026	$—	$—
2021 Term loan facility	N/A	2026	—	88.8
2023 Term loan facility	5.666%	2028	273.8	277.5
2024 Term loan facility	5.672%	2026	200.0	500.0
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Senior notes - fixed rate	2.750%	2031	300.0	300.0
Senior notes - fixed rate	5.650%	2033	500.0	500.0
Unamortized debt issuance costs and discounts	N/A	N/A	(10.7)	(11.3)
Total debt			1,763.1	2,155.0
Less: Current maturities and short-term borrowings			(15.0)	(37.5)
Long-term debt			$1,748.1	$2,117.5

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
Senior credit facilities
In September 2021, the Company and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $300.0 million senior unsecured term loan facility (the "2021 Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the 2021 Term Loan Facility, the "Senior Credit Facilities"). In the first quarter of 2025, nVent repaid the remainder of the borrowings on the 2021 Term Loan Facility. Borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
As of March 31, 2025, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
2023 Term Loan Facility bears interest at a rate equal to an adjusted base rate or adjusted term SOFR plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, the Company's leverage level or public credit rating.
In June 2024, nVent and nVent Finance entered into a loan agreement providing for an additional senior unsecured term loan facility of $500.0 million for two years (the "2024 Term Loan Facility"). In July 2024, nVent partially financed the acquisition of Trachte using the 2024 Term Loan Facility. The 2024 Term Loan Facility bears interest at a rate equal to an adjusted base rate or adjusted term SOFR plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance's election, the Company's leverage level or public credit rating. In the first quarter of 2025, nVent repaid $300.0 million of the initial $500.0 million borrowings outstanding on the 2024 Term Loan Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, the 2023 Term Loan Facility and the 2024 Term Loan Facility, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities, the 2023 Term Loan Facility and the 2024 Term Loan Facility also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of March 31, 2025, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding at March 31, 2025, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

	Q2-Q4
In millions	2025	2026	2027	2028	2029	2030	Thereafter	Total
Contractual debt obligation maturities	$11.2	$218.8	$22.5	$721.3	$—	$—	$800.0	$1,773.8
11.Income Taxes
The effective income tax rate for the three months ended March 31, 2025 was 22.0% compared to 21.5% for the three months ended March 31, 2024. The liability for uncertain tax positions was $11.6 million and $11.7 million at March 31, 2025 and December 31, 2024, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income, which is consistent with our past practices.
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
During the three months ended March 31, 2025 we repurchased 1.0 million of our ordinary shares for $53.1 million under the 2024 Authorization. During the three months ended March 31, 2024, we did not repurchase ordinary shares under the 2021 Authorization.
As of March 31, 2025, we had $346.9 million available for share repurchases under the 2024 Authorization. In April 2025, we repurchased 3.9 million of our ordinary shares for $200.0 million under the 2024 Authorization.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Dividends payable
On February 17, 2025, the Board of Directors declared a quarterly cash dividend of $0.20 per ordinary share payable on May 9, 2025, to shareholders of record at the close of business on April 25, 2025. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $33.4 million and $33.9 million at March 31, 2025 and December 31, 2024, respectively.
13.Segment Information
Our continuing operations are comprised of two reporting segments: Systems Protection and Electrical Connections. In the first quarter of 2025, we renamed our Enclosures segment to Systems Protection, and our Electrical & Fastening Solutions segment to Electrical Connections.
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
The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2024. The Company's primary measure of segment profitability is reportable segment income. Reportable segment income represents operating income, which includes certain corporate overhead allocations, and is exclusive of intangible amortization, acquisition related costs, costs of restructuring activities, "mark-to-market" gain/loss for pension and other post-retirement plans, impairments and other unusual non-operating items.
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
Net sales and significant expense categories to arrive at our measure of segment profitability by reportable segment were as follows:

	Three months ended March 31, 2025
In millions	Systems Protection	Electrical Connections	Total
Net sales	$508.2	$301.1	$809.3
Cost of goods sold(1)	324.9	166.9
Selling, general and administrative(1)	68.5	43.9
Research and development(1)	10.6	5.2
Reportable segment income	$104.2	$85.1	$189.3

	Three months ended March 31, 2024
In millions	Systems Protection	Electrical Connections	Total
Net sales	$439.9	$292.2	$732.1
Cost of goods sold(1)	280.6	156.6
Selling, general and administrative(1)	55.7	44.1
Research and development(1)	8.8	6.3
Reportable segment income	$94.8	$85.2	$180.0
(1)    These costs exclude certain expenses reported in the Consolidated Statements of Operations and Comprehensive Income that are reflected in 'Enterprise and other', as well as the costs that are excluded from reportable segment income as discussed above.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The following table presents a reconciliation of reportable segment income to consolidated income before income taxes:

	Three months ended
In millions	March 31, 2025	March 31, 2024
Systems Protection	$104.2	$94.8
Electrical Connections	85.1	85.2
Reportable segment income	189.3	180.0
Enterprise and other	(27.1)	(24.1)
Restructuring and other	(0.9)	(1.1)
Intangible amortization	(28.2)	(20.4)
Acquisition transaction and integration costs	(3.1)	(2.5)
Net interest expense	(17.4)	(22.2)
Other expense	(1.1)	(1.2)
Income before income taxes	$111.5	$108.5

	Identifiable assets(1)
In millions	March 31, 2025	December 31, 2024
Systems Protection	$2,183.6	$2,129.3
Electrical Connections	3,173.4	3,154.7
Total for reportable segments	5,357.0	5,284.0
Enterprise and other	1,369.3	1,450.9
Consolidated	$6,726.3	$6,734.9
(1)     Identifiable assets for 'Enterprise and other' includes total assets held for sale attributable to the Company's Thermal Management business of $1,276.1 million as of December 31, 2024. See Note 6 for further information on the Company's sale of the Thermal Management business.

	Depreciation(1)
	Three months ended
In millions	March 31, 2025	March 31, 2024
Systems Protection	$6.9	$6.2
Electrical Connections	5.8	5.3
Total reportable segments	12.7	11.5
Enterprise and other	1.1	0.9
Consolidated	$13.8	$12.4
(1)    These amounts of depreciation disclosed by reportable segment are included within the significant expense categories above, such as cost of goods sold and selling, general and administrative expenses.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

	Capital expenditures
	Three months ended
In millions	March 31, 2025	March 31, 2024
Systems Protection	$14.9	$9.5
Electrical Connections	4.5	4.9
Total reportable segments	19.4	14.4
Enterprise and other	1.7	0.9
Consolidated	$21.1	$15.3
14.Share-Based Compensation
Total share-based compensation expense for the three months ended March 31, 2025 and 2024, was as follows:

	Three months ended
In millions	March 31, 2025	March 31, 2024
Restricted stock units	$3.9	$3.1
Performance share units	2.8	1.9
Stock options	1.8	1.3
Total	$8.5	$6.3
In the first quarter of 2025, we issued our annual share-based compensation grants under the 2018 Omnibus Incentive Plan to eligible employees. The total number of awards issued was approximately 0.8 million, of which 0.3 million were restricted stock units ("RSUs"), 0.2 million were performance share units ("PSUs") and 0.3 million were stock options. The weighted-average grant date fair value of the RSUs, PSUs and stock options issued was $56.35, $59.17 and $22.05, respectively.
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends, and using the following assumptions:

2024 Annual Grant
Risk-free interest rate	4.33%
Expected dividend yield	1.16%
Expected share price volatility	37.6%
Expected term (years)	6.1
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of March 31, 2025 and December 31, 2024 was not material.
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
As of March 31, 2025 and December 31, 2024, the outstanding value of bonds, letters of credit and bank guarantees totaled $14.6 million and $10.7 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "forecasts," "should," "would," "could," "positioned," "strategy," "future," "are confident," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these factors are adverse effects on our business operations or financial results, including the overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions, including the Trachte and Electrical Products Group acquisitions; competition and pricing pressures in the markets we serve; impacts of tariffs; volatility in currency exchange rates, interest rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; inability to mitigate material and other cost inflation; risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging and transportation; increased risks associated with operating foreign businesses, including risks associated with military conflicts; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and ITEM 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across two segments: Systems Protection and Electrical Connections, which represented approximately 63% and 37% of total revenues during the first three months of 2025, respectively. In the first quarter of 2025, we renamed our Enclosures segment to Systems Protection, and our Electrical & Fastening Solutions segment to Electrical Connections.
•Systems Protection—The Systems Protection segment provides innovative solutions to help protect electronics, systems and data in mission critical applications, including data centers, that improve resiliency and energy efficiency. Our standard and custom protective enclosures, cooling solutions, both liquid and air, control buildings and power distribution solutions help protect operating environments for mission critical applications in industrial, infrastructure, commercial and energy verticals.
•Electrical Connections—The Electrical Connections segment provides innovative solutions that connect power and data infrastructure. Our offerings enhance end-user safety, reduce installation time and provide resiliency for critical systems. Our cable management, electrical connections and solutions, and power connections help make electrical systems safe, efficient and resilient, and are used across a wide range of verticals, including commercial and residential, infrastructure, industrial and energy.
On July 16, 2024, we completed the acquisition of the Trachte, LLC ("Trachte") as part of our Systems Protection reporting segment, for approximately $687.5 million in cash. Trachte is a leading manufacturer of engineered control building solutions designed to protect critical infrastructure assets. The purchase price was funded primarily through borrowings under the 2024 Term Loan Facility and Revolving Credit Facility (as defined below).
On January 30, 2025, we completed the sale of Thermal Management business to BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management, for $1.58 billion in net cash proceeds, subject to certain customary purchase price adjustments. The results of the Thermal Management business have been presented as discontinued operations in our Condensed Consolidated Financial Statements for all periods presented. The assets and liabilities of this business have been reclassified as held for sale in the Condensed Consolidated Balance Sheets for all periods presented prior to the sale. The Thermal Management business was previously disclosed as a stand-alone reporting segment.
On May 1, 2025, we acquired the enclosures, switchgear and bus systems businesses of Avail Infrastructure Solutions (the "Electrical Products Group") for a purchase price of $975.0 million, subject to customary purchase price adjustments. We funded the purchase price for the acquisition with available cash on hand. The Electrical Products Group is a leading provider of infrastructure solutions, designed to help ensure safe and reliable electrical operations primarily in the infrastructure vertical, including power utilities and data centers. We plan to operate the Electrical Products Group predominantly within our Systems Protection reporting segment.
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2024 and the first three months of 2025 and will likely impact our results in the future:
•During 2024 and the first three months of 2025, we have experienced general inflationary increases, primarily related to labor, transportation and raw material costs. In addition, we continue to monitor and evaluate recently implemented tariffs, and the potential imposition of modified or additional tariffs. The effects from new tariffs imposed in the first quarter of 2025 did not have a material impact on our financial results during the quarter. However, we anticipate increased supply chain challenges, inflationary cost increases, and economic uncertainty due to the rapid changes in global trade policies. We have taken pricing actions, and may take additional going forward, and implemented, and plan to continue to implement, supply chain optimization and other productivity improvements that could help offset expected cost increases. Given the uncertainty regarding the scope and duration of tariffs and other changes in trade policies, the potential impact remains uncertain, but we expect inflationary cost increases, including impacts related to tariffs, to continue throughout 2025, which could negatively impact our results of operations.
•Our global operations make our effective tax rate sensitive to significant tax law changes. The Organization for Economic Co-operation and Development introduced an international tax framework under Pillar II (the "Pillar II framework") which includes a global minimum tax of 15%. The Pillar II framework has been implemented by several jurisdictions, including jurisdictions in which we operate, with effect from January 1, 2024, which resulted in an increase to our effective tax rate in 2024. Countries continue to announce changes in their tax laws and regulations based on the Pillar II framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions.
•The converging megatrends of the electrification of everything, sustainability and digitalization, including the increased use of artificial intelligence, have led to sales growth, particularly in the infrastructure vertical, which includes our data solutions business that is primarily in our Systems Protection segment. We expect these megatrends to continue and drive sales growth throughout 2025 and beyond.
•We have invested in innovation and new products, which has contributed to sales growth. We expect continued investment in new products to further drive sales growth throughout 2025 and beyond.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2025 and 2024 were as follows:

	Three months ended
In millions	March 31, 2025	March 31, 2024	$ change	% / point change
Net sales	$809.3	$732.1	$77.2	10.5%
Cost of goods sold	495.6	441.2	54.4	12.3%
Gross profit	313.7	290.9	22.8	7.8%
% of net sales	38.8%	39.7%		(0.9)	pts

Selling, general and administrative	166.2	142.7	23.5	16.5%
% of net sales	20.5%	19.5%		1.0	pts
Research and development	17.5	16.3	1.2	7.4%
% of net sales	2.2%	2.2%		—	pts

Operating income	130.0	131.9	(1.9)	(1.4)%
% of net sales	16.1%	18.0%		(1.9)	pts

Net interest expense	17.4	22.2	(4.8)	N.M.
Other expense	1.1	1.2	(0.1)	N.M.

Income from continuing operations before income taxes	111.5	108.5	3.0	2.8%
Provision for income taxes	24.5	23.3	1.2	5.2%
Effective tax rate	22.0%	21.5%		0.5	pts

Net income from continuing operations	87.0	85.2	1.8	2.1%
Income from discontinued operations, net of tax	273.7	19.9	253.8	1,275.4%

Net income	$360.7	$105.1	$255.6	243.2%
N.M. Not Meaningful
Net sales
The components of the change in consolidated net sales from the prior period were as follows:

Three months ended March 31, 2025
over the prior year period
Organic growth	1.6%
Acquisition	9.8
Currency	(0.9)
Total	10.5%
The 10.5 percent increase in net sales in the first quarter of 2025 from 2024, was primarily the result of:
•sales of $71.4 million in the first quarter of 2025 as a result of the Trachte acquisition; and
•organic sales growth contribution of approximately 5.0% from our infrastructure business.
This increase was partially offset by:
•organic sales decline of approximately 2.0% from our industrial business.

Gross profit
The 0.9 percentage point decrease in gross profit as a percentage of net sales in the first quarter of 2025 from 2024, was primarily the result of:
•inflationary increases, primarily related to labor costs and raw materials, compared to 2024; and
•investments in capacity to drive growth.
This decrease was partially offset by:
•increased productivity as a result of supply chain management and manufacturing efficiencies;
•organic sales growth resulting in increased leverage on fixed expenses; and
•the impact of favorable product mix.
Selling, general and administrative ("SG&A")
The 1.0 percentage point increase in SG&A expense as a percentage of net sales in the first quarter of 2025 from 2024, was primarily the result of:
•intangible amortization expense of $28.2 million in the first quarter of 2025, compared to $20.4 million in the first quarter of 2024, as a result of the Trachte acquisition;
•inflationary increases impacting our labor costs, professional fees and other administrative costs; and
•investments in capacity, new products and digital to drive growth.
This increase was partially offset by:
•savings generated from restructuring and other productivity initiatives.
Net interest expense
The decrease in net interest expense in the first quarter of 2025 from 2024 was primarily the result of:
•interest income earned on the cash proceeds from the sale of the Thermal Management business.
Provision for income taxes
The 0.5 percentage point increase in the effective tax rate in the first quarter of 2025 from 2024 was primarily the result of:
•increased earnings in higher tax rate jurisdictions.
Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, of $273.7 million for the first quarter of 2025 primarily relates to:
•the gain on the sale of the Thermal Management business, net of transaction costs, of $433.9 million, partially offset by tax expense recorded as a result of the sale of $160.5 million.
SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of each of our two reportable segments (Systems Protection and Electrical Connections). Each of these segments comprises various product offerings that serve multiple end users.
We evaluate performance based on net sales and reportable segment income ("segment income") and use a variety of ratios to measure performance of our reporting segments. Segment income represents operating income, which includes certain corporate overhead allocations, and is exclusive of intangible amortization, acquisition related costs, costs of restructuring activities, "mark-to-market" gain/loss for pension, impairments and other unusual non-operating items.
Systems Protection
The net sales, segment income and segment income as a percentage of net sales for Systems Protection were as follows:

	Three months ended
In millions	March 31, 2025	March 31, 2024	% / point change
Net sales	$508.2	$439.9	15.5%
Segment income	104.2	94.8	9.9%
% of net sales	20.5%	21.6%	(1.1)	pts

Net sales
The components of the change in Systems Protection net sales from the prior period were as follows:

Three months ended March 31, 2025
over the prior year period
Organic growth	0.1%
Acquisition	16.2
Currency	(0.8)
Total	15.5%
The 15.5 percent increase in Systems Protection net sales in the first quarter of 2025 from 2024, was primarily the result of:
•sales of $71.4 million in the first quarter of 2025 as a result of the Trachte acquisition; and
•organic sales growth contribution of approximately 5.0% from our infrastructure business.
This increase was partially offset by:
•organic sales decline of approximately 4.5% from our industrial business.
Segment income
The components of the change in Systems Protection segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2025
	over the prior year period
Price/growth/acquisition	0.6	pts
Currency	0.1
Net productivity	(1.8)
Total	(1.1)	pts
The 1.1 percentage point decrease in segment income for Systems Protection as a percentage of net sales in the first quarter of 2025 from 2024, was primarily the result of:
•inflationary increases, primarily related to labor costs and raw materials, compared to 2024; and
•investments in capacity, new products and digital to drive growth.
This decrease was partially offset by:
•increased productivity as a result of supply chain management and manufacturing efficiencies.
Electrical Connections
The net sales, segment income and segment income as a percentage of net sales for Electrical Connections were as follows:

	Three months ended
In millions	March 31, 2025	March 31, 2024	% / point change
Net sales	$301.1	$292.2	3.0%
Segment income	85.1	85.2	(0.1)%
% of net sales	28.3%	29.2%	(0.9)	pts
Net sales
The components of the change in Electrical Connections net sales from the prior period were as follows:

Three months ended March 31, 2025
over the prior year period
Organic growth	3.9%
Currency	(0.9)
Total	3.0%

The 3.0 percent increase in Electrical Connections net sales in the first quarter of 2025 from 2024 was primarily the result of:
•organic sales growth contribution of approximately 4.5% and 1.5% from our infrastructure and industrial businesses, respectively.
This increase was partially offset by:
•organic sales decline of approximately 1.5% from our commercial & residential business.
Segment income
The components of the change in Electrical Connections segment income as a percentage of net sales from the prior period were as follows:

	Three months ended March 31, 2025
	over the prior year period
Price/growth/acquisition	1.0	pts
Net productivity	(1.9)
Total	(0.9)	pts
The 0.9 percentage point decrease in segment income for Electrical Connections as a percentage of net sales in the first quarter of 2025 from 2024, was primarily the result of:
•inflationary increases, primarily related to labor costs and raw materials, compared to 2024; and
•investments in digital, selling and marketing to drive growth.
This decrease was partially offset by:
•increased productivity as a result of supply chain management and manufacturing efficiencies;
•organic sales growth resulting in increased leverage on fixed expenses; and
•the impact of favorable product mix.
LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of March 31, 2025, we had $1,343.0 million of cash on hand, of which $58.6 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical Connections products during the spring and summer months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities from continuing operations was $63.9 million in the first three months of 2025, which primarily reflects net income, net of non-cash depreciation, amortization and changes in deferred taxes, of $129.4 million, partially offset by a $72.6 million increase in net working capital.
Net cash provided by operating activities from continuing operations was $48.6 million in the first three months of 2024, which primarily reflects net income, net of non-cash depreciation, amortization and changes in deferred taxes, of $117.8 million, partially offset by a $76.2 million increase in net working capital.
Investing activities
Net cash used for investing activities from continuing operations of $15.7 million in the first three months of 2025 relates primarily to capital expenditures of $21.1 million. Net cash provided by investing activities from discontinued operations of $1,583.1 million in the first three months of 2025 primarily relates to the proceeds from the sale of the Thermal Management business, net of transaction costs and cash transferred.
Net cash used for investing activities from continuing operations of $15.0 million in the first three months of 2024 relates primarily to capital expenditures of $15.3 million.

Financing activities
Net cash used for financing activities from continuing operations of $483.6 million in the first three months of 2025 relates primarily to repayments of long-term debt of $392.5 million, share repurchases of $53.1 million and dividends paid of $33.4 million.
Net cash used for financing activities from continuing operations of $40.2 million in the first three months of 2024 relates primarily to dividends paid of $31.9 million.
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
Senior credit facilities
In September 2021, the Company and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $300.0 million senior unsecured term loan facility (the "2021 Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the 2021 Term Loan Facility, the "Senior Credit Facilities"). In the first quarter of 2025, nVent repaid the remainder of the borrowings on the 2021 Term Loan Facility. Borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
As of March 31, 2025, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
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
In June 2024, nVent and nVent Finance entered into a loan agreement providing for an additional senior unsecured term loan facility of $500.0 million for two years (the "2024 Term Loan Facility"). In July 2024, nVent partially financed the acquisition of Trachte using the 2024 Term Loan Facility. The 2024 Term Loan Facility bears interest at a rate equal to an adjusted base rate or adjusted term SOFR plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance's election, the Company's leverage level or public credit rating. In the first quarter of 2025, nVent repaid $300.0 million of the initial $500.0 million borrowings outstanding on the 2024 Term Loan Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, the 2023 Term Loan Facility and the 2024 Term Loan Facility, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities, the 2023 Term Loan Facility and the 2024 Term Loan Facility also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of March 31, 2025, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
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
During the three months ended March 31, 2025, we repurchased 1.0 million of our ordinary shares for $53.1 million under the 2024 Authorization. During the three months ended March 31, 2024, we did not repurchase ordinary shares under the 2021 Authorization.
As of March 31, 2025, we had $346.9 million available for share repurchases under the 2024 Authorization. In April 2025, we repurchased 3.9 million of our ordinary shares for $200.0 million under the 2024 Authorization.
Dividends
During the three months ended March 31, 2025, we paid dividends of $33.4 million, or $0.20 per ordinary share. During the three months ended March 31, 2024, we paid dividends of $31.9 million, or $0.19 per ordinary share.
On February 17, 2025, the Board of Directors declared a quarterly cash dividend of $0.20 per ordinary share that will be paid on May 9, 2025, to shareholders of record at the close of business on April 25, 2025. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $33.4 million and $33.9 million at March 31, 2025 and December 31, 2024, respectively.
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

The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2025	March 31, 2024
Net cash provided by (used for) operating activities of continuing operations	$63.9	$48.6
Capital expenditures	(21.1)	(15.3)
Proceeds from sale of property and equipment	1.6	0.3
Free cash flow of continuing operations	$44.4	$33.6
CRITICAL ACCOUNTING ESTIMATES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2024 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.
There have been no material changes to our critical accounting policies and estimates from those previously disclosed in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2025. For additional information, refer to our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2025 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
As part of our ongoing integration activities associated with the Trachte acquisition, we are continuing to incorporate our controls and procedures into the Trachte business and to augment our company-wide controls. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments with respect to the legal proceedings previously disclosed in Item 3 of our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 25, 2025	1,048	$68.32	—	$400,000,005
January 26 - February 22, 2025	11,323	66.60	—	400,000,005
February 23 - March 31, 2025	1,090,088	55.58	956,337	346,879,919
Total	1,102,459		956,337
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
(d)On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024 and expires on July 22, 2027. As of March 31, 2025, we had $346.9 million available for share repurchases under the 2024 Authorization.
ITEM 5.     OTHER INFORMATION
(c)
During the first quarter of 2025, none of our directors or Section 16 officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index to Form 10-Q for the Period Ended March 31, 2025

10.1	nVent Electric plc 2018 Omnibus Incentive Plan.*

10.2	Form of Non-Employee Director Restricted Stock Unit Award Agreement.*

10.3	Indefinite Employment Agreement for R.J. van der Kolk.*

22	Guarantors and Subsidiary Issuers of Guaranteed Securities. (incorporated by reference to Exhibit 22 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 28, 2023 (File No. 001-38265)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024, (v) Notes to Condensed Consolidated Financial Statements and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2025.

nVent Electric plc
Registrant

By	/s/ Gary L. Corona
Gary L. Corona
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President, Chief Accounting Officer and Treasurer