Form 10-Q
period 2025-06-30
nVent Electric plc
filed 2025-08-01
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2025, 160,947,295 shares of the registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
In millions, except per share data	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$963.1	$739.8	$1,772.4	$1,471.9
Cost of goods sold	591.3	432.2	1,086.9	873.4
Gross profit	371.8	307.6	685.5	598.5
Selling, general and administrative	196.0	146.2	362.2	288.9
Research and development	19.1	16.5	36.6	32.8
Operating income	156.7	144.9	286.7	276.8
Net interest expense	17.6	24.0	35.0	46.2
Other expense	1.1	0.9	2.2	2.1
Income from continuing operations before income taxes	138.0	120.0	249.5	228.5
Provision for income taxes	31.3	26.8	55.8	50.1
Net income from continuing operations	106.7	93.2	193.7	178.4
Income from discontinued operations, net of tax (Note 6)	2.8	17.8	276.5	37.7
Net income	$109.5	$111.0	$470.2	$216.1
Comprehensive income, net of tax
Net income	$109.5	$111.0	$470.2	$216.1
Changes in cumulative translation adjustment (six months ended June 30, 2025 includes $92.7 million reclassified to gain on sale included in Income from Discontinued operations, net of tax)	22.6	(11.4)	125.6	(23.4)
Changes in market value of derivative financial instruments, net of tax	(12.2)	1.9	(15.7)	5.3
Comprehensive income	$119.9	$101.5	$580.1	$198.0
Earnings per ordinary share
Basic
Continuing operations	$0.66	$0.56	$1.19	$1.07
Discontinued operations	0.02	0.11	1.69	0.23
Basic earnings per ordinary share	$0.68	$0.67	$2.88	$1.30
Diluted
Continuing operations	$0.65	$0.55	$1.17	$1.06
Discontinued operations	0.02	0.11	1.67	0.22
Diluted earnings per ordinary share	$0.67	$0.66	$2.84	$1.28
Weighted average ordinary shares outstanding
Basic	161.7	166.1	163.4	165.8
Diluted	163.6	168.9	165.4	168.7
Cash dividends paid per ordinary share	$0.20	$0.19	$0.40	$0.38
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2025	December 31, 2024
In millions, except per share data
Assets
Current assets
Cash and cash equivalents	$125.8	$131.2
Accounts and notes receivable, net of allowances of $15.6 and $14.3, respectively	733.1	473.1
Inventories	415.6	360.3
Other current assets	210.1	123.9
Current assets held for sale	—	300.8
Total current assets	1,484.6	1,389.3
Property, plant and equipment, net	395.9	347.9
Other assets
Goodwill	2,678.7	2,221.8
Intangibles, net	1,954.8	1,587.0
Other non-current assets	227.7	213.6
Non-current assets held for sale	—	975.3
Total other assets	4,861.2	4,997.7
Total assets	$6,741.7	$6,734.9
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$13.8	$37.5
Accounts payable	310.3	280.1
Employee compensation and benefits	107.3	95.0
Other current liabilities	458.2	266.5
Current liabilities held for sale	—	122.5
Total current liabilities	889.6	801.6
Other liabilities
Long-term debt	1,752.1	2,117.5
Pension and other post-retirement compensation and benefits	148.0	131.7
Deferred tax liabilities	231.0	242.7
Other non-current liabilities	202.3	157.9
Non-current liabilities held for sale	—	45.9
Total liabilities	3,223.0	3,497.3
Equity
Ordinary shares $0.01 par value, 400.0 million authorized, 160.9 million and 165.0 million issued at June 30, 2025 and December 31, 2024, respectively	1.6	1.7
Additional paid-in capital	2,037.6	2,271.7
Retained earnings	1,514.0	1,108.6
Accumulated other comprehensive loss	(34.5)	(144.4)
Total equity	3,518.7	3,237.6
Total liabilities and equity	$6,741.7	$6,734.9
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 30, 2025	June 30, 2024
Operating activities
Net income	$470.2	$216.1
Less: Income from discontinued operations, net of tax	276.5	37.7
Net income from continuing operations	193.7	178.4
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Depreciation	28.2	24.8
Amortization	64.1	39.9
Deferred income taxes	2.0	0.1
Share-based compensation	20.1	12.7
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(152.8)	(10.4)
Inventories	(23.0)	(9.0)
Other current assets	28.3	(7.6)
Accounts payable	22.9	(8.1)
Employee compensation and benefits	0.8	(22.6)
Other current liabilities	(30.8)	(33.6)
Other non-current assets and liabilities	1.4	1.1
Net cash provided by (used for) operating activities of continuing operations	154.9	165.7
Net cash provided by (used for) operating activities of discontinued operations	(111.6)	55.1
Net cash provided by (used for) operating activities	43.3	220.8
Investing activities
Capital expenditures	(38.0)	(31.8)
Proceeds from sale of property and equipment	1.6	0.3
Acquisitions, net of cash acquired	(971.6)	—
Net cash provided by (used for) investing activities of continuing operations	(1,008.0)	(31.5)
Net cash provided by (used for) investing activities of discontinued operations	1,584.6	(2.8)
Net cash provided by (used for) investing activities	576.6	(34.3)
Financing activities
Net receipts of revolving credit facility	200.0	—
Proceeds from long-term debt	275.0	—
Repayments of long-term debt	(866.3)	(15.0)
Debt issuance costs	(1.9)	(2.7)
Dividends paid	(65.7)	(63.6)
Shares issued to employees, net of shares withheld	(2.0)	(1.9)
Repurchases of ordinary shares	(253.1)	—
Net cash provided by (used for) financing activities	(714.0)	(83.2)
Effect of exchange rate changes on cash and cash equivalents	30.0	(14.4)
Change in cash and cash equivalents	(64.1)	88.9
Cash and cash equivalents, beginning of period	131.2	179.6
Cash and cash equivalents within assets held for sale, beginning of period	58.7	5.5
Less: Cash and cash equivalents within assets held for sale, end of period	—	7.7
Cash and cash equivalents, end of period	$125.8	$266.3
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2024	165.0	$1.7	$2,271.7	$1,108.6	$(144.4)	$3,237.6
Net income	—	—	—	360.7	—	360.7
Other comprehensive income, net of tax	—	—	—	—	99.5	99.5
Dividends declared	—	—	—	(33.3)	—	(33.3)
Share repurchases	(1.0)	(0.1)	(53.0)	—	—	(53.1)
Exercise of options, net of shares tendered for payment	0.2	—	3.6	—	—	3.6
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(8.3)	—	—	(8.3)
Share-based compensation	—	—	9.4	—	—	9.4
March 31, 2025	164.6	$1.6	$2,223.4	$1,436.0	$(44.9)	$3,616.1
Net income	—	—	—	109.5	—	109.5
Other comprehensive income (loss), net of tax	—	—	—	—	10.4	10.4
Dividends declared	—	—	—	(31.5)	—	(31.5)
Share repurchases	(3.9)	—	(200.0)	—	—	(200.0)
Exercise of options, net of shares tendered for payment	0.2	—	3.2	—	—	3.2
Shares surrendered by employees to pay taxes	—	—	(0.6)	—	—	(0.6)
Share-based compensation	—	—	11.6	—	—	11.6
June 30, 2025	160.9	$1.6	$2,037.6	$1,514.0	$(34.5)	$3,518.7

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2023	165.1	$1.7	$2,339.1	$905.3	$(104.0)	$3,142.1
Net income	—	—	—	105.1	—	105.1
Other comprehensive loss, net of tax	—	—	—	—	(8.6)	(8.6)
Dividends declared	—	—	—	(32.1)	—	(32.1)
Exercise of options, net of shares tendered for payment	0.5	—	10.0	—	—	10.0
Issuance of restricted shares, net of cancellations	0.6	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(10.8)	—	—	(10.8)
Share-based compensation	—	—	6.6	—	—	6.6
March 31, 2024	166.0	$1.7	$2,344.9	$978.3	$(112.6)	$3,212.3
Net income	—	—	—	111.0	—	111.0
Other comprehensive income (loss), net of tax	—	—	—	—	(9.5)	(9.5)
Dividends declared	—	—	—	(31.8)	—	(31.8)
Exercise of options, net of shares tendered for payment	0.2	—	0.3	—	—	0.3
Issuance of restricted shares, net of cancellations	—	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(1.4)	—	—	(1.4)
Share-based compensation	—	—	6.9	—	—	6.9
June 30, 2024	166.2	$1.7	$2,350.7	$1,057.5	$(122.1)	$3,287.8
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
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended June 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Americas	$495.5	$282.4	$777.9
EMEA (1)	109.4	38.7	148.1
Asia-Pacific	27.1	10.0	37.1
Total	$632.0	$331.1	$963.1

	Six months ended June 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Americas	$874.4	$537.4	$1,411.8
EMEA (1)	209.6	75.2	284.8
Asia-Pacific	56.2	19.6	75.8
Total	$1,140.2	$632.2	$1,772.4

	Three months ended June 30, 2024
In millions	Systems Protection	Electrical Connections	Total
Americas	$320.8	$253.8	$574.6
EMEA (1)	93.6	35.8	129.4
Asia-Pacific	26.4	9.4	35.8
Total	$440.8	$299.0	$739.8

	Six months ended June 30, 2024
In millions	Systems Protection	Electrical Connections	Total
Americas	$634.5	$497.1	$1,131.6
EMEA (1)	196.7	74.6	271.3
Asia-Pacific	49.5	19.5	69.0
Total	$880.7	$591.2	$1,471.9

(1) EMEA includes Europe, Middle East, India and Africa.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Vertical net sales information was as follows:

	Three months ended June 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Industrial	$255.7	$43.7	$299.4
Commercial & Residential	73.5	163.7	237.2
Infrastructure	292.4	108.5	400.9
Energy	10.4	15.2	25.6
Total	$632.0	$331.1	$963.1

	Six months ended June 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Industrial	$479.1	$84.7	$563.8
Commercial & Residential	132.4	318.4	450.8
Infrastructure	510.4	203.9	714.3
Energy	18.3	25.2	43.5
Total	$1,140.2	$632.2	$1,772.4

	Three months ended June 30, 2024
In millions	Systems Protection	Electrical Connections	Total
Industrial	$236.3	$37.6	$273.9
Commercial & Residential	63.5	161.5	225.0
Infrastructure	133.8	86.9	220.7
Energy	7.2	13.0	20.2
Total	$440.8	$299.0	$739.8

	Six months ended June 30, 2024
In millions	Systems Protection	Electrical Connections	Total
Industrial	$466.9	$75.0	$541.9
Commercial & Residential	124.9	321.4	446.3
Infrastructure	275.0	169.4	444.4
Energy	13.9	25.4	39.3
Total	$880.7	$591.2	$1,471.9
Contract balances
Contract assets and liabilities consisted of the following:

In millions	June 30, 2025	December 31, 2024	$ Change	% Change
Contract assets	$145.1	$54.9	$90.2	164.3%
Contract liabilities	144.5	22.5	122.0	542.2%
Net contract assets	$0.6	$32.4	$(31.8)	(98.1)%
The $31.8 million decrease in net contract assets from December 31, 2024 to June 30, 2025 was primarily the result of the acquisition of the enclosures, switchgear and bus systems businesses of Avail Infrastructure Solutions (the "Electrical Products Group") and the timing of milestone invoicing. The majority of our contract liabilities at December 31, 2024 were recognized in revenue during the six months ended June 30, 2025. There were no material impairment losses recognized on our contract assets for the three and six months ended June 30, 2025 and 2024.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On June 30, 2025, we had $827.3 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next eighteen months.
3.Restructuring
During the six months ended June 30, 2025 and the year ended December 31, 2024, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
Restructuring related costs included in Selling, general and administrative in the Condensed Consolidated Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended		Six months ended
In millions	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Severance and related costs	$1.5	$0.8	$2.2	$1.8
Other	1.6	0.6	1.8	0.8
Total restructuring costs	$3.1	$1.4	$4.0	$2.6
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment as well as enterprise and other were as follows:

	Three months ended		Six months ended
In millions	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Systems Protection	$0.3	$0.1	$0.6	$0.4
Electrical Connections	0.5	1.3	0.8	1.9
Enterprise and other	2.3	—	2.6	0.3
Total	$3.1	$1.4	$4.0	$2.6
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows:

	Six months ended
In millions	June 30, 2025	June 30, 2024
Beginning balance	$1.8	$1.2
Costs incurred	2.2	1.8
Cash payments and other	(2.2)	(1.6)
Ending balance	$1.8	$1.4

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per share data	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income from continuing operations	$106.7	$93.2	$193.7	$178.4
Income from discontinued operations, net of tax	2.8	17.8	276.5	37.7
Net income	$109.5	$111.0	$470.2	$216.1
Weighted average ordinary shares outstanding
Basic	161.7	166.1	163.4	165.8
Dilutive impact of stock options, restricted stock units and performance share units	1.9	2.8	2.0	2.9
Diluted	163.6	168.9	165.4	168.7

Earnings per ordinary share
Basic
Continuing operations	$0.66	$0.56	$1.19	$1.07
Discontinued operations	0.02	0.11	1.69	0.23
Basic earnings per ordinary share	$0.68	$0.67	$2.88	$1.30
Diluted
Continuing operations	$0.65	$0.55	$1.17	$1.06
Discontinued operations	0.02	0.11	1.67	0.22
Diluted earnings per ordinary share	$0.67	$0.66	$2.84	$1.28
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.6	0.4	0.5	0.2
5.Acquisitions
Electrical Products Group Acquisition
On May 1, 2025, we acquired the Electrical Products Group for a purchase price of $975.4 million in cash, subject to customary purchase price adjustments. The Electrical Products Group is a leading provider of infrastructure solutions, designed to help ensure safe and reliable electrical operations primarily in the infrastructure vertical, including power utilities and data centers. We funded the purchase price for the acquisition with available cash on hand.
The purchase price has been preliminarily allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the Electrical Products Group acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to impacts associated with income taxes and other accruals. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Electrical Products Group acquisition as of June 30, 2025:

In millions
Accounts receivable	$98.6
Inventories	22.0
Other current assets	87.3
Property, plant and equipment	39.2
Identifiable intangible assets	429.8
Goodwill	440.9
Other assets	23.5
Current liabilities	(145.9)
Other liabilities	(20.0)
Purchase price	$975.4
The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $440.9 million, substantially all of which is expected to be deductible for income tax purposes. Goodwill recognized from the Electrical Products Group acquisition reflects the future economic benefit resulting from synergies of our combined operations.
Preliminary identifiable intangible assets acquired include $334.7 million of definite-lived customer relationships with estimated useful lives of 16 and 20 years, $32.8 million of definite-lived proprietary technologies with estimated useful lives of 8 years and $62.3 million of customer backlog with estimated useful lives of approximately 3 years. The fair values of proprietary technologies acquired in the acquisition were determined using a relief-from-royalty method, and the fair values of customer relationships and customer backlog acquired were determined using a multi-period excess earnings method. These methods utilize unobservable inputs that are significant to these fair value measurements and thus classified as Level 3 of the fair value hierarchy.
Electrical Products Group net sales and operating income for the period from the acquisition date to June 30, 2025 were $78.5 million and $10.3 million, respectively. Electrical Products Group operating income includes $7.7 million of identifiable intangible asset amortization expense.
Trachte Acquisition
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
The purchase price has been allocated based on the fair value of assets acquired and liabilities assumed at the date of the Trachte acquisition. The purchase price allocation was completed in the second quarter of 2025.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The following table summarizes the final fair values of the assets acquired and liabilities assumed in the Trachte acquisition as previously reported as of December 31, 2024 and revised as of June 30, 2025:

In millions	As Previously Reported	As Revised
Cash	$13.6	$13.6
Accounts receivable	45.4	45.4
Inventories	10.0	10.0
Other current assets	40.6	42.2
Property, plant and equipment	11.1	11.1
Identifiable intangible assets	334.4	331.5
Goodwill	366.3	368.9
Other assets	25.3	25.3
Current liabilities	(58.9)	(63.2)
Other liabilities	(100.3)	(97.3)
Purchase price	$687.5	$687.5
The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $368.9 million, substantially none of which is expected to be deductible for income tax purposes. Goodwill recognized from the Trachte acquisition reflects the future economic benefit resulting from synergies of our combined operations.
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
The following table presents unaudited pro forma financial information as if the acquisitions of Electrical Products Group and Trachte had occurred on January 1, 2024 and January 1, 2023, respectively:

	Three months ended		Six months ended
In millions, except per share date	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$1,002.0	$880.0	$1,912.2	$1,743.9
Net income from continuing operations	113.0	94.9	207.4	171.1
Net income	115.8	112.7	483.9	208.8

Earnings per ordinary share
Basic
Continuing operations	$0.70	$0.57	$1.27	$1.03
Basic earnings per ordinary share	$0.72	$0.68	$2.96	$1.26
Diluted
Continuing operations	$0.69	$0.56	$1.25	$1.01
Diluted earnings per ordinary share	$0.71	$0.67	$2.92	$1.23
The unaudited pro forma net income includes adjustments for the amortization of acquired intangible assets and interest expense on debt issued to finance the Trachte acquisition, as well as the related income tax impact.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The pro forma condensed consolidated financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts may differ materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the Electrical Products Group and Trachte acquisitions. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the Electrical Products Group and Trachte acquisitions occurred on January 1, 2024 and January 1, 2023, respectively.
6.Discontinued Operations
On January 30, 2025, we completed the sale of the Thermal Management business to BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management, for a purchase price of $1.7 billion in cash, subject to customary purchase price adjustments, resulting in cash proceeds, net of transaction costs and cash transferred, of $1,585.2 million. The results of the Thermal Management business have been presented as discontinued operations in our Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented. The assets and liabilities of this business have been presented as held for sale in the Condensed Consolidated Balance Sheets for the year ended December 31, 2024. The Thermal Management business was previously disclosed as a stand-alone reporting segment.
The sale resulted in a pre-tax gain of $435.4 million, net of transaction costs of $32.8 million during the six months ended June 30, 2025. The Provision for income taxes below of $160.5 million predominately relates to tax expense on the gain on sale during the six months ended June 30, 2025.
Transaction costs of $4.4 million and $8.6 million related to the sale of Thermal Management were incurred during the three and six months ended June 30, 2024, respectively and are recorded within Selling, general and administrative below.
The operating results of discontinued operations are summarized below:

	Three months ended		Six months ended
In millions	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net sales	$—	$140.5	$40.5	$283.0
Cost of goods sold	—	79.9	20.9	157.8
Gross profit	—	60.6	19.6	125.2
Selling, general and administrative	0.7	33.3	16.7	66.1
Research and development	—	4.4	1.3	8.9
Operating income (loss)	(0.7)	22.9	1.6	50.2
Income (loss) from discontinued operations before gain from sale and income taxes	(0.7)	22.9	1.6	50.2
Gain from sale of discontinued operations before income taxes	(1.5)	—	(435.4)	—
Provision for (benefit from) income taxes	(2.0)	5.1	160.5	12.5
Income from discontinued operations, net of tax	$2.8	$17.8	$276.5	$37.7

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The major classes of assets and liabilities that were previously classified as held for sale were as follows:

In millions	December 31, 2024
Cash and cash equivalents	$58.7
Accounts receivable, net of allowances	115.0
Inventories	80.8
Other current assets	46.3
Current assets held for sale	$300.8

Property, plant and equipment, net	$71.4
Goodwill	709.1
Intangibles, net	153.4
Other non-current assets	41.4
Non-current assets held for sale	$975.3

Accounts payable	$40.9
Employee compensation and benefits	20.6
Other current liabilities	61.0
Current liabilities held for sale	$122.5

Pension and other post-retirement compensation and benefits	$12.1
Deferred tax liabilities	12.0
Other non-current liabilities	21.8
Non-current liabilities held for sale	$45.9

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
7.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2024	Acquisitions/ divestitures	Foreign currency translation/other	June 30, 2025
Systems Protection	$790.1	$399.4	$13.4	$1,202.9
Electrical Connections	1,431.7	44.1	—	1,475.8
Total goodwill	$2,221.8	$443.5	$13.4	$2,678.7
Identifiable intangible assets consisted of the following:

	June 30, 2025			December 31, 2024
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,913.0	$(503.2)	$1,409.8	$1,571.7	$(458.7)	$1,113.0
Proprietary technology and patents	111.5	(25.0)	86.5	78.2	(19.5)	58.7
Other finite-lived intangible assets	126.0	(35.1)	90.9	63.7	(18.9)	44.8
Total definite-life intangibles	2,150.5	(563.3)	1,587.2	1,713.6	(497.1)	1,216.5
Indefinite-life intangibles
Trade names	367.6	—	367.6	370.5	—	370.5
Total intangibles	$2,518.1	$(563.3)	$1,954.8	$2,084.1	$(497.1)	$1,587.0
Identifiable intangible asset amortization expense was $35.9 million and $19.5 million for the three months ended June 30, 2025 and 2024, respectively, and $64.1 million and $39.9 million for the six months ended June 30, 2025 and 2024, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2025 and the next five years is as follows:

	Q3-Q4
In millions	2025	2026	2027	2028	2029	2030
Estimated amortization expense	$79.7	$148.9	$132.3	$111.5	$111.4	$108.3

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
8.Supplemental Balance Sheet Information

In millions	June 30, 2025	December 31, 2024
Inventories
Raw materials and supplies	$186.4	$146.4
Work-in-process	23.0	15.8
Finished goods	206.2	198.1
Total inventories	$415.6	$360.3
Other current assets
Contract assets	$145.1	$54.9
Prepaid expenses	40.0	36.1
Prepaid income taxes	7.9	18.1
Other current assets	17.1	14.8
Total other current assets	$210.1	$123.9
Property, plant and equipment, net
Land and land improvements	$28.1	$21.5
Buildings and leasehold improvements	204.4	177.1
Machinery and equipment	614.6	565.6
Construction in progress	52.5	47.2
Total property, plant and equipment	899.6	811.4
Accumulated depreciation and amortization	503.7	463.5
Total property, plant and equipment, net	$395.9	$347.9
Other non-current assets
Deferred compensation plan assets	$16.6	$15.4
Operating lease right-of-use assets	126.5	107.2
Deferred tax assets	55.6	57.0
Other non-current assets	29.0	34.0
Total other non-current assets	$227.7	$213.6
Other current liabilities
Dividends payable	$32.7	$33.9
Accrued rebates	67.5	69.4
Contract liabilities	144.5	22.5
Accrued taxes payable	104.6	50.7
Current operating lease liabilities	27.4	22.4
Accrued interest	9.6	11.6
Other current liabilities	71.9	56.0
Total other current liabilities	$458.2	$266.5
Other non-current liabilities
Income taxes payable	$10.9	$11.7
Deferred compensation plan liabilities	16.6	15.4
Foreign currency contract liabilities	37.6	8.4
Non-current operating lease liabilities	105.3	90.7
Other non-current liabilities	31.9	31.7
Total other non-current liabilities	$202.3	$157.9

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
At June 30, 2025 and December 31, 2024, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $103.6 million and $73.8 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Income and Comprehensive Income was not material for any period presented.
Cross currency swaps
At June 30, 2025 and December 31, 2024, we had outstanding cross currency swap agreements with a combined notional amount of $360.3 million and $321.1 million, respectively. The agreements are accounted for as either cash flow hedges or fair value hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. At June 30, 2025 and December 31, 2024, we had deferred foreign currency loss of $2.4 million and gain of $0.7 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	June 30, 2025		December 31, 2024
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$475.0	$475.0	$866.3	$866.3
Fixed rate debt	1,300.0	1,281.4	1,300.0	1,251.8
Total debt	$1,775.0	$1,756.4	$2,166.3	$2,118.1
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	June 30, 2025
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(37.6)	$—	$—	$(37.6)
Cross currency swap assets	—	0.5	—	—	0.5
Foreign currency contract liabilities	—	(0.5)	—	—	(0.5)
Foreign currency contract assets	—	0.6	—	—	0.6
Deferred compensation plan assets	10.7	—	—	5.9	16.6
Total recurring fair value measurements	$10.7	$(37.0)	$—	$5.9	$(20.4)

Recurring fair value measurements	December 31, 2024
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(8.4)	$—	$—	$(8.4)
Cross currency swap assets	—	6.8	—	—	6.8
Foreign currency contract liabilities	—	(0.3)	—	—	(0.3)
Foreign currency contract assets	—	0.3	—	—	0.3
Deferred compensation plan assets	10.2	—	—	5.2	15.4
Total recurring fair value measurements	$10.2	$(1.6)	$—	$5.2	$13.8
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at June 30, 2025	Maturity Year	June 30, 2025	December 31, 2024
Revolving credit facility	5.577%	2030	$200.0	$—
2021 Term loan facility	N/A	2026	—	88.8
2023 Term loan facility	N/A	2028	—	277.5
2024 Term loan facility	N/A	2026	—	500.0
2025 Term loan facility	5.577%	2030	275.0	—
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Senior notes - fixed rate	2.750%	2031	300.0	300.0
Senior notes - fixed rate	5.650%	2033	500.0	500.0
Unamortized debt issuance costs and discounts	N/A	N/A	(9.1)	(11.3)
Total debt			1,765.9	2,155.0
Less: Current maturities and short-term borrowings			(13.8)	(37.5)
Long-term debt			$1,752.1	$2,117.5

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
Senior credit facilities
In September 2021, nVent and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "2021 Credit Agreement") with a syndicate of banks providing for a five-year $300.0 million senior unsecured term loan facility (the "2021 Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility. In 2025, nVent repaid the remainder of the borrowings on the 2021 Term Loan Facility.
In June 2025, nVent and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $275.0 million senior unsecured term loan facility (the " 2025 Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the 2025 Term Loan Facility, the "Senior Credit Facilities"). The Credit Agreement amended and restated in its entirety the 2021 Credit Agreement. Borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
As of June 30, 2025, the borrowing capacity under the Revolving Credit Facility was $400.0 million.
Borrowings under the Senior Credit Facilities bear interest at a rate equal to an adjusted base rate, the Term Secured Overnight Financing Rate ("SOFR"), Euro Interbank Offer Rate (“EURIBOR”), Sterling Overnight Index Average (“SONIA”) or, solely

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
for swingline loans denominated in Euros, the Euro Short Term Rate ("ESTR"), plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, nVent's net leverage ratio or public debt rating.
In April 2023, nVent and nVent Finance entered into a loan agreement providing for another unsecured term loan facility of $300.0 million for five years (the "2023 Term Loan Facility"), which was used to fund the acquisition of ECM Industries. In 2025, nVent repaid the remainder of the borrowings on the 2023 Term Loan Facility.
In June 2024, nVent and nVent Finance entered into a loan agreement providing for an additional senior unsecured term loan facility of $500.0 million for two years (the "2024 Term Loan Facility"). In July 2024, nVent partially financed the acquisition of Trachte using the 2024 Term Loan Facility. In 2025, nVent repaid the remainder of the borrowings on the 2024 Term Loan Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of June 30, 2025, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding at June 30, 2025, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

	Q3-Q4
In millions	2025	2026	2027	2028	2029	2030	Thereafter	Total
Contractual debt obligation maturities	$6.9	$13.8	$13.8	$517.1	$20.6	$402.8	$800.0	$1,775.0
11.Income Taxes
The effective income tax rate for the six months ended June 30, 2025 was 22.4% compared to 21.9% for the six months ended June 30, 2024. The liability for uncertain tax positions was $10.9 million and $11.7 million at June 30, 2025 and December 31, 2024, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income, which is consistent with our past practices.
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
During the six months ended June 30, 2025 we repurchased 4.8 million of our ordinary shares for $253.1 million under the 2024 Authorization. During the six months ended June 30, 2024, we did not repurchase ordinary shares under the 2021 Authorization.
As of June 30, 2025, we had $146.9 million available for share repurchases under the 2024 Authorization.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Dividends payable
On May 16, 2025, the Board of Directors declared a quarterly cash dividend of $0.20 per ordinary share payable on August 1, 2025, to shareholders of record at the close of business on July 18, 2025. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $32.7 million and $33.9 million at June 30, 2025 and December 31, 2024, respectively.
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
Net sales and significant expense categories to arrive at our measure of segment profitability by reportable segment were as follows:

	Three months ended June 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Net sales	$632.0	$331.1	$963.1
Cost of goods sold(1)	401.5	184.7
Selling, general and administrative(1)	81.8	45.9
Research and development(1)	11.6	5.6
Reportable segment income	$137.1	$94.9	$232.0

	Six months ended June 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Net sales	$1,140.2	$632.2	$1,772.4
Cost of goods sold(1)	726.4	351.6
Selling, general and administrative(1)	150.3	89.8
Research and development(1)	22.2	10.8
Reportable segment income	$241.3	$180.0	$421.3

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

	Three months ended June 30, 2024
In millions	Systems Protection	Electrical Connections	Total
Net sales	$440.8	$299.0	$739.8
Cost of goods sold(1)	270.0	158.3
Selling, general and administrative(1)	58.1	42.0
Research and development(1)	8.9	6.2
Reportable segment income	$103.8	$92.5	$196.3

	Six months ended June 30, 2024
In millions	Systems Protection	Electrical Connections	Total
Net sales	$880.7	$591.2	$1,471.9
Cost of goods sold(1)	550.6	314.9
Selling, general and administrative(1)	113.8	86.1
Research and development(1)	17.7	12.5
Reportable segment income	$198.6	$177.7	$376.3
(1)    These costs exclude certain expenses reported in the Condensed Consolidated Statements of Income and Comprehensive Income that are reflected in 'Enterprise and other', as well as the costs that are excluded from reportable segment income as discussed above.
The following table presents a reconciliation of reportable segment income to consolidated income before income taxes:

	Three months ended		Six months ended
In millions	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Systems Protection	$137.1	$103.8	$241.3	$198.6
Electrical Connections	94.9	92.5	180.0	177.7
Reportable segment income	232.0	196.3	421.3	376.3
Enterprise and other	(32.0)	(26.9)	(59.1)	(51.0)
Restructuring and other	(3.1)	(2.0)	(4.0)	(3.1)
Intangible amortization	(35.9)	(19.5)	(64.1)	(39.9)
Acquisition transaction and integration costs	(4.3)	(3.0)	(7.4)	(5.5)
Net interest expense	(17.6)	(24.0)	(35.0)	(46.2)
Other expense	(1.1)	(0.9)	(2.2)	(2.1)
Income before income taxes	$138.0	$120.0	$249.5	$228.5

	Identifiable assets(1)
In millions	June 30, 2025	December 31, 2024
Systems Protection	$3,301.6	$2,129.3
Electrical Connections	3,298.1	3,154.7
Total for reportable segments	6,599.7	5,284.0
Enterprise and other	142.0	1,450.9
Consolidated	$6,741.7	$6,734.9
(1)     Identifiable assets for 'Enterprise and other' includes total assets held for sale attributable to the Company's Thermal Management business of $1,276.1 million as of December 31, 2024. See Note 6 for further information on the Company's sale of the Thermal Management business.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

	Depreciation(1)
	Three months ended		Six months ended
In millions	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Systems Protection	$7.1	$6.1	$14.0	$12.3
Electrical Connections	6.1	5.4	11.9	10.7
Total reportable segments	13.2	11.5	25.9	23.0
Enterprise and other	1.2	0.9	2.3	1.8
Consolidated	$14.4	$12.4	$28.2	$24.8
(1)    These amounts of depreciation disclosed by reportable segment are included within the significant expense categories above, such as cost of goods sold and selling, general and administrative expenses.

	Capital expenditures
	Six months ended
In millions	June 30, 2025	June 30, 2024
Systems Protection	$23.6	$18.5
Electrical Connections	10.5	12.0
Total reportable segments	34.1	30.5
Enterprise and other	3.9	1.3
Consolidated	$38.0	$31.8
14.Share-Based Compensation
Total share-based compensation expense for the three and six months ended June 30, 2025 and 2024, was as follows:

	Three months ended		Six months ended
In millions	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Restricted stock units	$5.4	$3.4	$9.3	$6.5
Performance share units	4.0	1.7	6.8	3.6
Stock options	2.2	1.3	4.0	2.6
Total	$11.6	$6.4	$20.1	$12.7
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of June 30, 2025 and December 31, 2024 was not material.
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
As of June 30, 2025 and December 31, 2024, the outstanding value of bonds, letters of credit and bank guarantees totaled $56.2 million and $10.7 million, respectively.

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
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across two segments: Systems Protection and Electrical Connections, which represented approximately 64% and 36% of total revenues during the first six months of 2025, respectively. In the first quarter of 2025, we renamed our Enclosures segment to Systems Protection, and our Electrical & Fastening Solutions segment to Electrical Connections.
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
On July 16, 2024, we completed the acquisition of Trachte, LLC ("Trachte") as part of our Systems Protection reporting segment, for approximately $687.5 million in cash. Trachte is a leading manufacturer of engineered control building solutions designed to protect critical infrastructure assets. The purchase price was funded primarily through borrowings under the 2024 Term Loan Facility and Revolving Credit Facility (as defined below).

On January 30, 2025, we completed the sale of Thermal Management business to BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management, for $1.59 billion in net cash proceeds, subject to certain customary purchase price adjustments. The results of the Thermal Management business have been presented as discontinued operations in our Condensed Consolidated Financial Statements for all periods presented. The assets and liabilities of this business have been reclassified as held for sale in the Condensed Consolidated Balance Sheets for all periods presented prior to the sale. The Thermal Management business was previously disclosed as a stand-alone reporting segment.
On May 1, 2025, we completed the acquisition of the enclosures, switchgear and bus systems businesses of Avail Infrastructure Solutions (the "Electrical Products Group") for approximately $975.4 million, subject to customary purchase price adjustments. We funded the purchase price for the acquisition with available cash on hand. The Electrical Products Group is a leading provider of infrastructure solutions, designed to help ensure safe and reliable electrical operations primarily in the infrastructure vertical, including power utilities and data centers. We operate the Electrical Products Group predominantly within our Systems Protection reporting segment.
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2024 and the first six months of 2025 and will likely impact our results in the future:
•During 2024 and the first six months of 2025, we have experienced general inflationary increases, primarily related to labor, transportation and raw material costs. In addition, we continue to monitor and evaluate recently implemented tariffs, and the potential imposition of modified or additional tariffs. The effects from new tariffs imposed in the first half of 2025 did not have a material impact on our financial results during the first half of 2025. However, we anticipate increased supply chain challenges, inflationary cost increases, and economic uncertainty due to the rapid changes in global trade policies. We have taken pricing actions, and may take additional going forward, and implemented, and plan to continue to implement, supply chain optimization and other productivity improvements that could help offset expected cost increases. Given the uncertainty regarding the scope and duration of tariffs and other changes in trade policies, the potential impact remains uncertain, but we expect inflationary cost increases, including impacts related to tariffs, to continue throughout 2025, which could negatively impact our results of operations.
•Our global operations make our effective tax rate sensitive to significant tax law changes. The Organization for Economic Co-operation and Development introduced an international tax framework under Pillar II (the "Pillar II framework") which includes a global minimum tax of 15%. The Pillar II framework has been implemented by several jurisdictions, including jurisdictions in which we operate, with effect from January 1, 2024, which resulted in an increase to our effective tax rate. Countries continue to announce changes in their tax laws and regulations based on the Pillar II framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. Additionally, on July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions, including tax cut extensions and modifications to the international tax framework. We are reviewing the tax provisions included in the One Big Beautiful Bill Act and assessing their impact on future periods, but do not currently expect a material impact to our effective tax rate.
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
CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended June 30, 2025 and 2024 were as follows:

	Three months ended
In millions	June 30, 2025	June 30, 2024	$ change	% / point change
Net sales	$963.1	$739.8	$223.3	30.2%
Cost of goods sold	591.3	432.2	159.1	36.8%
Gross profit	371.8	307.6	64.2	20.9%
% of net sales	38.6%	41.6%		(3.0)	pts

Selling, general and administrative	196.0	146.2	49.8	34.1%
% of net sales	20.4%	19.8%		0.6	pts
Research and development	19.1	16.5	2.6	15.8%
% of net sales	2.0%	2.2%		(0.2)	pts

Operating income	156.7	144.9	11.8	8.1%
% of net sales	16.3%	19.6%		(3.3)	pts

Net interest expense	17.6	24.0	(6.4)	N.M.
Other expense	1.1	0.9	0.2	N.M.

Income from continuing operations before income taxes	138.0	120.0	18.0	15.0%
Provision for income taxes	31.3	26.8	4.5	16.8%
Effective tax rate	22.7%	22.3%		0.4	pts

Net income from continuing operations	106.7	93.2	13.5	14.5%
Income from discontinued operations, net of tax	2.8	17.8	(15.0)	(84.3)%

Net income	$109.5	$111.0	$(1.5)	(1.4)%
N.M. Not Meaningful

The consolidated results of operations for the six months ended June 30, 2025 and 2024 were as follows:

	Six months ended
In millions	June 30, 2025	June 30, 2024	$ change	% / point change
Net sales	$1,772.4	$1,471.9	$300.5	20.4%
Cost of goods sold	1,086.9	873.4	213.5	24.4%
Gross profit	685.5	598.5	87.0	14.5%
% of net sales	38.7%	40.7%		(2.0)	pts

Selling, general and administrative	362.2	288.9	73.3	25.4%
% of net sales	20.4%	19.6%		0.8	pts
Research and development	36.6	32.8	3.8	11.6%
% of net sales	2.1%	2.2%		(0.1)	pts

Operating income	286.7	276.8	9.9	3.6%
% of net sales	16.2%	18.8%		(2.6)	pts

Net interest expense	35.0	46.2	(11.2)	N.M.
Other expense	2.2	2.1	0.1	N.M.

Income from continuing operations before income taxes	249.5	228.5	21.0	9.2%
Provision for income taxes	55.8	50.1	5.7	11.4%
Effective tax rate	22.4%	21.9%		0.5	pts

Net income from continuing operations	193.7	178.4	15.3	8.6%
Income from discontinued operations, net of tax	276.5	37.7	238.8	633.4%

Net income	$470.2	$216.1	$254.1	117.6%
N.M. - Not Meaningful

Net sales
The components of the change in consolidated net sales from the prior period were as follows:

	Three months ended June 30, 2025	Six months ended June 30, 2025
	over the prior year period	over the prior year period
Organic growth	8.7%	5.2%
Acquisition	20.7	15.3
Currency	0.8	(0.1)
Total	30.2%	20.4%
The 30.2 and 20.4 percent increases in net sales in the second quarter and first half of 2025 from 2024, respectively, were primarily the result of:
•sales of $153.4 million and $224.8 million in the second quarter and first half of 2025, respectively, as a result of the Trachte and Electrical Products Group acquisitions; and
•organic sales growth contribution of approximately 7.5% and 6.0% from our infrastructure business in the second quarter and first half of 2025 from 2024, respectively, and approximately 1.5% from our commercial & residential business in the second quarter of 2025 from 2024.
Gross profit
The 3.0 and 2.0 percentage point decreases in gross profit as a percentage of net sales in the second quarter and first half of 2025 from 2024, respectively, were primarily the result of:
•inflationary increases, primarily related to raw materials and labor costs, compared to 2024; and
•investments in capacity to drive growth.
These decreases were partially offset by:
•higher sales volume resulting in increased leverage on fixed expenses; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.
Selling, general and administrative ("SG&A")
The 0.6 and 0.8 percentage point increases in SG&A expense as a percentage of net sales in the second quarter and first half of 2025 from 2024, respectively, were primarily the result of:
•intangible amortization expense of $35.9 million and $64.1 million in the second quarter and first half of 2025, respectively, compared to $19.5 million and $39.9 million in the second quarter and first half of 2024, respectively, as a result of the Trachte and Electrical Products Group acquisitions;
•inflationary increases impacting our labor costs, professional fees and other administrative costs; and
•investments in capacity, new products and digital to drive growth.
These increases were partially offset by:
•higher sales volume resulting in increased leverage on fixed expenses; and
•savings generated from restructuring and other productivity initiatives.
Net interest expense
The decreases in net interest expense in the second quarter and first half of 2025 from 2024 were primarily the result of:
•interest income earned on the cash proceeds from the sale of the Thermal Management business.

Provision for income taxes
The 0.4 and 0.5 percentage point increases in the effective tax rate in the second quarter and first half of 2025 from 2024, respectively, were primarily the result of:
•increased earnings in higher tax rate jurisdictions.
Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, of $276.5 million in the first half of 2025 was primarily the result of:
•the gain on the sale of the Thermal Management business, net of transaction costs, of $435.4 million, partially offset by tax expense recorded as a result of the sale of $158.5 million.
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
Systems Protection
The net sales, segment income and segment income as a percentage of net sales for Systems Protection were as follows:

	Three months ended				Six months ended
In millions	June 30, 2025	June 30, 2024	% / point change		June 30, 2025	June 30, 2024	% / point change
Net sales	$632.0	$440.8	43.4%		$1,140.2	$880.7	29.5%
Segment income	137.1	103.8	32.1%		241.3	198.6	21.5%
% of net sales	21.7%	23.5%	(1.8)	pts	21.2%	22.6%	(1.4)	pts
Net sales
The components of the change in Systems Protection net sales from the prior period were as follows:

	Three months ended June 30, 2025	Six months ended June 30, 2025
	over the prior year period	over the prior year period
Organic growth	10.0%	5.1%
Acquisition	32.4	24.3
Currency	1.0	0.1
Total	43.4%	29.5%
The 43.4 and 29.5 percent increases in Systems Protection net sales in the second quarter and first half of 2025 from 2024, respectively, were primarily the result of:
•sales of $142.6 million and $214.0 million in the second quarter and first half of 2025, respectively, as a result of the Trachte and Electrical Products Group acquisitions; and
•organic sales growth contribution of approximately 9.0% and 7.0% from our infrastructure business in the second quarter and first half of 2025 from 2024, respectively, and 2.0% from our commercial & residential business in the second quarter of 2025 from 2024.
These increases were partially offset by:
•organic sales decline of approximately 1.5% and 3.0% from our industrial business in the second quarter and first half of 2025 from 2024, respectively.

Segment income
The components of the change in Systems Protection segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2025		Six months ended June 30, 2025
	over the prior year period		over the prior year period
Price/growth/acquisition	1.5	pts	1.1	pts
Net productivity	(3.3)		(2.5)
Total	(1.8)	pts	(1.4)	pts
The 1.8 and 1.4 percentage point decreases in segment income for Systems Protection as a percentage of net sales in the second quarter and first half of 2025 from 2024, respectively, were primarily the result of:
•inflationary increases, primarily related to raw materials and labor costs, compared to 2024; and
•investments in capacity, new products and digital to drive growth.
These decreases were partially offset by:
•organic sales growth resulting in increased leverage on fixed expenses; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.
Electrical Connections
The net sales, segment income and segment income as a percentage of net sales for Electrical Connections were as follows:

	Three months ended				Six months ended
In millions	June 30, 2025	June 30, 2024	% / point change		June 30, 2025	June 30, 2024	% / point change
Net sales	$331.1	$299.0	10.7%		$632.2	$591.2	6.9%
Segment income	94.9	92.5	2.6%		180.0	177.7	1.3%
% of net sales	28.7%	30.9%	(2.2)	pts	28.5%	30.1%	(1.6)	pts
Net sales
The components of the change in Electrical Connections net sales from the prior period were as follows:

	Three months ended June 30, 2025	Six months ended June 30, 2025
	over the prior year period	over the prior year period
Organic growth	6.8%	5.4%
Acquisition	3.6	1.8
Currency	0.3	(0.3)
Total	10.7%	6.9%
The 10.7 and 6.9 percent increases in Electrical Connections net sales in the second quarter and first half of 2025 from 2024, respectively, were primarily the result of:
•organic sales growth contribution of approximately 5.5% and 5.0% from our infrastructure business in the second quarter and first half of 2025 from 2024, respectively, and 1.5% from our industrial business in both the second quarter and first half of 2025 from 2024; and
•sales of $10.8 million in the second quarter and first half of 2025 as a result of the Electrical Products Group acquisition.

Segment income
The components of the change in Electrical Connections segment income as a percentage of net sales from the prior period were as follows:

	Three months ended June 30, 2025		Six months ended June 30, 2025
	over the prior year period		over the prior year period
Price/growth/acquisition	0.3	pts	0.6	pts
Net productivity	(2.5)		(2.2)
Total	(2.2)	pts	(1.6)	pts
The 2.2 and 1.6 percentage point decreases in segment income for Electrical Connections as a percentage of net sales in the second quarter and first half of 2025 from 2024, respectively, were primarily the result of:
•inflationary increases, primarily related to raw materials and labor costs, compared to 2024; and
•investments in digital, selling and marketing to drive growth.
These decreases were partially offset by:
•organic sales growth resulting in increased leverage on fixed expenses; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.
LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of June 30, 2025, we had $125.8 million of cash on hand, of which $62.0 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical Connections products during the spring and summer months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities from continuing operations was $154.9 million in the first six months of 2025, which primarily reflects net income, net of non-cash depreciation, amortization and changes in deferred taxes, of $288.0 million, partially offset by a $154.6 million increase in net working capital. The increase in working capital is primarily attributed to accounts receivable driven by the overall increase and timing of sales.
Net cash provided by operating activities from continuing operations was $165.7 million in the first six months of 2024, which primarily reflects net income, net of non-cash depreciation, amortization and changes in deferred taxes, of $243.2 million, partially offset by a $91.3 million increase in net working capital.
Investing activities
Net cash used for investing activities from continuing operations of $1,008.0 million in the first six months of 2025 relates primarily to cash paid for the Electrical Products Group acquisition of $975.4 million and capital expenditures of $38.0 million. Net cash provided by investing activities from discontinued operations of $1,584.6 million in the first six months of 2025 primarily relates to the proceeds from the sale of the Thermal Management business, net of transaction costs and cash transferred.
Net cash used for investing activities from continuing operations of $31.5 million in the first six months of 2024 relates primarily to capital expenditures of $31.8 million.

Financing activities
Net cash used for financing activities from continuing operations of $714.0 million in the first six months of 2025 relates primarily to repayments of long-term debt of $866.3 million, share repurchases of $253.1 million and dividends paid of $65.7 million, partially offset by proceeds from long-term debt of $275.0 million and net receipts of revolving credit facility of $200.0 million.
Net cash used for financing activities from continuing operations of $83.2 million in the first six months of 2024 relates primarily to dividends paid of $63.6 million.
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
Senior credit facilities
In September 2021, nVent and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "2021 Credit Agreement") with a syndicate of banks providing for a five-year $300.0 million senior unsecured term loan facility (the "2021 Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility. In 2025, nVent repaid the remainder of the borrowings on the 2021 Term Loan Facility.
In June 2025, nVent and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $275.0 million senior unsecured term loan facility (the " 2025 Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the 2025 Term Loan Facility, the "Senior Credit Facilities"). The Credit Agreement amended and restated in its entirety the 2021 Credit Agreement. Borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.

As of June 30, 2025, the borrowing capacity under the Revolving Credit Facility was $400.0 million.
Borrowings under the Senior Credit Facilities bear interest at a rate equal to an adjusted base rate, the Term Secured Overnight Financing Rate ("SOFR"), Euro Interbank Offer Rate (“EURIBOR”), Sterling Overnight Index Average (“SONIA”) or, solely for swingline loans denominated in Euros, the Euro Short Term Rate ("ESTR"), plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, nVent's net leverage ratio or public debt rating.
In April 2023, nVent and nVent Finance entered into a loan agreement providing for another unsecured term loan facility of $300.0 million for five years (the "2023 Term Loan Facility"), which was used to fund the acquisition of ECM Industries. In 2025, nVent repaid the remainder of the borrowings on the 2023 Term Loan Facility.
In June 2024, nVent and nVent Finance entered into a loan agreement providing for an additional senior unsecured term loan facility of $500.0 million for two years (the "2024 Term Loan Facility"). In July 2024, nVent partially financed the acquisition of Trachte using the 2024 Term Loan Facility. In 2025, nVent repaid the remainder of the borrowings on the 2024 Term Loan Facility.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of June 30, 2025, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
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
During the six months ended June 30, 2025, we repurchased 4.8 million of our ordinary shares for $253.1 million under the 2024 Authorization. During the six months ended June 30, 2024, we did not repurchase ordinary shares under the 2021 Authorization.
As of June 30, 2025, we had $146.9 million available for share repurchases under the 2024 Authorization.
Dividends
During the six months ended June 30, 2025, we paid dividends of $65.7 million, or $0.40 per ordinary share. During the six months ended June 30, 2024, we paid dividends of $63.6 million, or $0.38 per ordinary share.
On May 16, 2025, the Board of Directors declared a quarterly cash dividend of $0.20 per ordinary share that will be paid on August 1, 2025, to shareholders of record at the close of business on July 18, 2025. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $32.7 million and $33.9 million at June 30, 2025 and December 31, 2024, respectively.
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

The following table is a reconciliation of free cash flow:

	Six months ended
In millions	June 30, 2025	June 30, 2024
Net cash provided by (used for) operating activities of continuing operations	$154.9	$165.7
Capital expenditures	(38.0)	(31.8)
Proceeds from sale of property and equipment	1.6	0.3
Free cash flow of continuing operations	$118.5	$134.2
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 30, 2025. For additional information, refer to our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2025 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
As part of our ongoing integration activities associated with the Electrical Products Group acquisition, we are continuing to incorporate our controls and procedures into the Electrical Products Group business and to augment our company-wide controls. There were no other changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the second quarter of 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 26, 2025	3,154,657	$51.22	3,154,152	$185,251,303
April 27 - May 24, 2025	708,516	54.85	701,018	146,879,963
May 25 - June 30, 2025	1,034	68.80	—	146,879,963
Total	3,864,207		3,855,170
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
(d)On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024 and expires on July 22, 2027. As of June 30, 2025, we had $146.9 million available for share repurchases under the 2024 Authorization.
ITEM 5.     OTHER INFORMATION
(c)
During the second quarter of 2025, none of our directors or Section 16 officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index to Form 10-Q for the Period Ended June 30, 2025

10.1	Second Amended and Restated Credit Agreement, dated June 30, 2025, among nVent Electric plc, nVent Finance S.à r.l., Hoffman Schroff Holdings, Inc., the other affiliate borrowers from time to time party thereto and the lenders and agents party thereto. (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on June 30, 2025 (File No. 001-38265)).

10.2	nVent Electric plc Non-Employee Director Compensation Policy.*

22	Guarantors and Subsidiary Issuers of Guaranteed Securities. (incorporated by reference to Exhibit 22 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 28, 2023 (File No. 001-38265)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2025 and 2024, (v) Notes to Condensed Consolidated Financial Statements and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2025.

nVent Electric plc
Registrant

By	/s/ Gary L. Corona
Gary L. Corona
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President, Chief Accounting Officer and Treasurer