Form 10-Q
period 2025-09-30
nVent Electric plc
filed 2025-10-31
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 30, 2025, 161,359,550 shares of the registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
In millions, except per share data	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$1,054.0	$782.0	$2,826.4	$2,253.9
Cost of goods sold	659.3	470.9	1,746.2	1,344.3
Gross profit	394.7	311.1	1,080.2	909.6
Selling, general and administrative	207.8	161.8	570.0	450.7
Research and development	20.6	16.1	57.2	48.9
Operating income	166.3	133.2	453.0	410.0
Net interest expense	20.9	30.4	55.9	76.6
Other expense	1.2	1.2	3.4	3.3
Income from continuing operations before income taxes	144.2	101.6	393.7	330.1
Provision for income taxes	25.2	22.7	81.0	72.8
Net income from continuing operations	119.0	78.9	312.7	257.3
Income from discontinued operations, net of tax (Note 6)	2.2	26.1	278.7	63.8
Net income	$121.2	$105.0	$591.4	$321.1
Comprehensive income, net of tax
Net income	$121.2	$105.0	$591.4	$321.1
Changes in cumulative translation adjustment (nine months ended September 30, 2025 includes $92.7 million reclassified to gain on sale included in Income from discontinued operations, net of tax)	(0.7)	16.5	124.9	(6.9)
Changes in market value of derivative financial instruments, net of tax	1.9	(3.8)	(13.8)	1.5
Comprehensive income	$122.4	$117.7	$702.5	$315.7
Earnings per ordinary share
Basic
Continuing operations	$0.74	$0.47	$1.92	$1.55
Discontinued operations	0.01	0.16	1.71	0.39
Basic earnings per ordinary share	$0.75	$0.63	$3.63	$1.94
Diluted
Continuing operations	$0.73	$0.47	$1.90	$1.53
Discontinued operations	0.01	0.15	1.69	0.38
Diluted earnings per ordinary share	$0.74	$0.62	$3.59	$1.91
Weighted average ordinary shares outstanding
Basic	161.2	165.6	162.7	165.7
Diluted	163.6	168.1	164.8	168.5
Cash dividends paid per ordinary share	$0.20	$0.19	$0.60	$0.57
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2025	December 31, 2024
In millions, except per share data
Assets
Current assets
Cash and cash equivalents	$126.9	$131.2
Accounts and notes receivable, net of allowances of $15.7 and $14.3, respectively	718.2	473.1
Inventories	455.2	360.3
Other current assets	230.7	123.9
Current assets held for sale	—	300.8
Total current assets	1,531.0	1,389.3
Property, plant and equipment, net	401.6	347.9
Other assets
Goodwill	2,678.8	2,221.8
Intangibles, net	1,916.9	1,587.0
Other non-current assets	237.4	213.6
Non-current assets held for sale	—	975.3
Total other assets	4,833.1	4,997.7
Total assets	$6,765.7	$6,734.9
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$13.8	$37.5
Accounts payable	340.7	280.1
Employee compensation and benefits	134.5	95.0
Other current liabilities	483.6	266.5
Current liabilities held for sale	—	122.5
Total current liabilities	972.6	801.6
Other liabilities
Long-term debt	1,579.5	2,117.5
Pension and other post-retirement compensation and benefits	148.3	131.7
Deferred tax liabilities	229.8	242.7
Other non-current liabilities	206.5	157.9
Non-current liabilities held for sale	—	45.9
Total liabilities	3,136.7	3,497.3
Equity
Ordinary shares $0.01 par value, 400.0 million authorized, 161.4 million and 165.0 million issued at September 30, 2025 and December 31, 2024, respectively	1.6	1.7
Additional paid-in capital	2,057.9	2,271.7
Retained earnings	1,602.8	1,108.6
Accumulated other comprehensive loss	(33.3)	(144.4)
Total equity	3,629.0	3,237.6
Total liabilities and equity	$6,765.7	$6,734.9
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2025	September 30, 2024
Operating activities
Net income	$591.4	$321.1
Less: Income from discontinued operations, net of tax	278.7	63.8
Net income from continuing operations	312.7	257.3
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Depreciation	45.0	37.8
Amortization	106.0	66.7
Deferred income taxes	(2.5)	0.3
Share-based compensation	30.8	20.1
Amortization of bridge financing debt issuance costs	—	2.2
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(138.4)	(10.3)
Inventories	(62.8)	0.3
Other current assets	36.4	(28.1)
Accounts payable	49.2	(11.7)
Employee compensation and benefits	27.7	(13.1)
Other current liabilities	19.8	2.6
Other non-current assets and liabilities	2.7	—
Net cash provided by (used for) operating activities of continuing operations	426.6	324.1
Net cash provided by (used for) operating activities of discontinued operations	(163.8)	94.4
Net cash provided by (used for) operating activities	262.8	418.5
Investing activities
Capital expenditures	(56.6)	(47.5)
Proceeds from sale of property and equipment	1.7	0.5
Acquisitions, net of cash acquired	(974.9)	(677.7)
Net cash provided by (used for) investing activities of continuing operations	(1,029.8)	(724.7)
Net cash provided by (used for) investing activities of discontinued operations	1,584.5	(5.6)
Net cash provided by (used for) investing activities	554.7	(730.3)
Financing activities
Net receipts of revolving credit facility	30.4	—
Proceeds from long-term debt	275.0	500.0
Repayments of long-term debt	(869.7)	(22.5)
Debt issuance costs	(1.9)	(3.9)
Dividends paid	(98.0)	(95.3)
Shares issued to employees, net of shares withheld	7.7	(0.2)
Repurchases of ordinary shares	(253.1)	(100.0)
Net cash provided by (used for) financing activities	(909.6)	278.1
Effect of exchange rate changes on cash and cash equivalents	29.1	(4.0)
Change in cash and cash equivalents	(63.0)	(37.7)
Cash and cash equivalents, beginning of period	131.2	179.6
Cash and cash equivalents within assets held for sale, beginning of period	58.7	5.5
Less: Cash and cash equivalents within assets held for sale, end of period	—	10.3
Cash and cash equivalents, end of period	$126.9	$137.1
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2024	165.0	$1.7	$2,271.7	$1,108.6	$(144.4)	$3,237.6
Net income	—	—	—	360.7	—	360.7
Other comprehensive income, net of tax	—	—	—	—	99.5	99.5
Dividends declared	—	—	—	(33.3)	—	(33.3)
Share repurchases	(1.0)	(0.1)	(53.0)	—	—	(53.1)
Exercise of options, net of shares tendered for payment	0.2	—	3.6	—	—	3.6
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(8.3)	—	—	(8.3)
Share-based compensation	—	—	9.4	—	—	9.4
March 31, 2025	164.6	$1.6	$2,223.4	$1,436.0	$(44.9)	$3,616.1
Net income	—	—	—	109.5	—	109.5
Other comprehensive income, net of tax	—	—	—	—	10.4	10.4
Dividends declared	—	—	—	(31.5)	—	(31.5)
Share repurchases	(3.9)	—	(200.0)	—	—	(200.0)
Exercise of options, net of shares tendered for payment	0.2	—	3.2	—	—	3.2
Shares surrendered by employees to pay taxes	—	—	(0.6)	—	—	(0.6)
Share-based compensation	—	—	11.6	—	—	11.6
June 30, 2025	160.9	$1.6	$2,037.6	$1,514.0	$(34.5)	$3,518.7
Net income	—	—	—	121.2	—	121.2
Other comprehensive income, net of tax	—	—	—	—	1.2	1.2
Dividends declared	—	—	—	(32.4)	—	(32.4)
Exercise of options, net of shares tendered for payment	0.5	—	10.3	—	—	10.3
Shares surrendered by employees to pay taxes	—	—	(0.8)	—	—	(0.8)
Share-based compensation	—	—	10.8	—	—	10.8
September 30, 2025	161.4	$1.6	$2,057.9	$1,602.8	$(33.3)	$3,629.0

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2023	165.1	$1.7	$2,339.1	$905.3	$(104.0)	$3,142.1
Net income	—	—	—	105.1	—	105.1
Other comprehensive loss, net of tax	—	—	—	—	(8.6)	(8.6)
Dividends declared	—	—	—	(32.1)	—	(32.1)
Exercise of options, net of shares tendered for payment	0.5	—	10.0	—	—	10.0
Issuance of restricted shares, net of cancellations	0.6	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(10.8)	—	—	(10.8)
Share-based compensation	—	—	6.6	—	—	6.6
March 31, 2024	166.0	$1.7	$2,344.9	$978.3	$(112.6)	$3,212.3
Net income	—	—	—	111.0	—	111.0
Other comprehensive loss, net of tax	—	—	—	—	(9.5)	(9.5)
Dividends declared	—	—	—	(31.8)	—	(31.8)
Exercise of options, net of shares tendered for payment	0.2	—	0.3	—	—	0.3
Shares surrendered by employees to pay taxes	—	—	(1.4)	—	—	(1.4)
Share-based compensation	—	—	6.9	—	—	6.9
June 30, 2024	166.2	$1.7	$2,350.7	$1,057.5	$(122.1)	$3,287.8
Net income	—	—	—	105.0	—	105.0
Other comprehensive income, net of tax	—	—	—	—	12.7	12.7
Dividends declared	—	—	—	(31.4)	—	(31.4)
Share repurchases	(1.5)	—	(100.0)	—	—	(100.0)
Exercise of options, net of shares tendered for payment	0.1	—	2.5	—	—	2.5
Shares surrendered by employees to pay taxes	—	—	(0.7)	—	—	(0.7)
Share-based compensation	—	—	7.8	—	—	7.8
September 30, 2024	164.8	$1.7	$2,260.3	$1,131.1	$(109.4)	$3,283.7
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
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended September 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Americas	$574.2	$290.6	$864.8
EMEA (1)	114.3	37.9	152.2
Asia-Pacific	27.1	9.9	37.0
Total	$715.6	$338.4	$1,054.0

	Nine months ended September 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Americas	$1,448.6	$828.0	$2,276.6
EMEA (1)	323.9	113.1	437.0
Asia-Pacific	83.3	29.5	112.8
Total	$1,855.8	$970.6	$2,826.4

	Three months ended September 30, 2024
In millions	Systems Protection	Electrical Connections	Total
Americas	$354.3	$258.9	$613.2
EMEA (1)	95.3	35.8	131.1
Asia-Pacific	27.5	10.2	37.7
Total	$477.1	$304.9	$782.0

	Nine months ended September 30, 2024
In millions	Systems Protection	Electrical Connections	Total
Americas	$988.8	$756.0	$1,744.8
EMEA (1)	292.0	110.4	402.4
Asia-Pacific	77.0	29.7	106.7
Total	$1,357.8	$896.1	$2,253.9

(1) EMEA includes Europe, Middle East, India and Africa.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Vertical net sales information was as follows:

	Three months ended September 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$373.3	$121.3	$494.6
Industrial	265.8	43.5	309.3
Commercial & Residential	69.0	163.1	232.1
Energy	7.5	10.5	18.0
Total	$715.6	$338.4	$1,054.0

	Nine months ended September 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$883.7	$325.2	$1,208.9
Industrial	744.9	128.2	873.1
Commercial & Residential	201.4	481.5	682.9
Energy	25.8	35.7	61.5
Total	$1,855.8	$970.6	$2,826.4

	Three months ended September 30, 2024
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$177.0	$88.6	$265.6
Industrial	231.9	39.6	271.5
Commercial & Residential	60.9	163.1	224.0
Energy	7.3	13.6	20.9
Total	$477.1	$304.9	$782.0

	Nine months ended September 30, 2024
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$452.0	$258.0	$710.0
Industrial	698.8	114.5	813.3
Commercial & Residential	185.8	484.5	670.3
Energy	21.2	39.1	60.3
Total	$1,357.8	$896.1	$2,253.9
Contract balances
Contract assets and liabilities consisted of the following:

In millions	September 30, 2025	December 31, 2024	$ Change	% Change
Contract assets	$165.5	$54.9	$110.6	201.5%
Contract liabilities	173.0	22.5	150.5	668.9%
Net contract assets	$(7.5)	$32.4	$(39.9)	(123.1)%
The $39.9 million decrease in net contract liabilities from December 31, 2024 to September 30, 2025 was primarily the result of the acquisition of the enclosures, switchgear and bus systems businesses of Avail Infrastructure Solutions (the "Electrical Products Group") and the timing of milestone invoicing. The majority of our contract liabilities at December 31, 2024 were recognized in revenue during the nine months ended September 30, 2025. There were no material impairment losses recognized on our contract assets for the three and nine months ended September 30, 2025 and 2024.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Remaining performance obligations
We have elected the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more. On September 30, 2025, we had $827.7 million of remaining performance obligations on contracts with an original expected duration of one year or more. We expect to recognize the majority of our remaining performance obligations on these contracts within the next eighteen months.
3.Restructuring
During the nine months ended September 30, 2025 and the year ended December 31, 2024, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
Restructuring related costs included in Selling, general and administrative in the Condensed Consolidated Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended		Nine months ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Severance and related costs	$1.8	$1.9	$4.0	$3.7
Other	0.9	0.9	2.7	1.7
Total restructuring costs	$2.7	$2.8	$6.7	$5.4
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment as well as enterprise and other were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Systems Protection	$0.4	$0.7	$1.0	$1.1
Electrical Connections	2.1	1.9	2.9	3.8
Enterprise and other	0.2	0.2	2.8	0.5
Total	$2.7	$2.8	$6.7	$5.4
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows:

	Nine months ended
In millions	September 30, 2025	September 30, 2024
Beginning balance	$1.8	$1.2
Costs incurred	4.0	3.7
Cash payments and other	(3.0)	(3.0)
Ending balance	$2.8	$1.9

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per share data	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income from continuing operations	$119.0	$78.9	$312.7	$257.3
Income from discontinued operations, net of tax	2.2	26.1	278.7	63.8
Net income	$121.2	$105.0	$591.4	$321.1
Weighted average ordinary shares outstanding
Basic	161.2	165.6	162.7	165.7
Dilutive impact of stock options, restricted stock units and performance share units	2.4	2.5	2.1	2.8
Diluted	163.6	168.1	164.8	168.5

Earnings per ordinary share
Basic
Continuing operations	$0.74	$0.47	$1.92	$1.55
Discontinued operations	0.01	0.16	1.71	0.39
Basic earnings per ordinary share	$0.75	$0.63	$3.63	$1.94
Diluted
Continuing operations	$0.73	$0.47	$1.90	$1.53
Discontinued operations	0.01	0.15	1.69	0.38
Diluted earnings per ordinary share	$0.74	$0.62	$3.59	$1.91
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.0	0.4	0.4	0.3
5. Acquisitions
Electrical Products Group Acquisition
On May 1, 2025, we acquired the Electrical Products Group for a purchase price of $978.7 million in cash. The Electrical Products Group is a leading provider of infrastructure solutions, designed to help ensure safe and reliable electrical operations primarily in the infrastructure vertical, including power utilities and data centers. We funded the purchase price for the acquisition with available cash on hand.
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
Notes to condensed consolidated financial statements (unaudited)
The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Electrical Products Group acquisition previously reported as of June 30, 2025 and revised as of September 30, 2025:

In millions	As Previously Reported	As Revised
Accounts receivable	$98.6	$98.0
Inventories	22.0	22.0
Other current assets	87.3	87.3
Property, plant and equipment	39.2	39.0
Identifiable intangible assets	429.8	433.8
Goodwill	440.9	440.9
Other assets	23.5	23.5
Current liabilities	(145.9)	(145.8)
Other liabilities	(20.0)	(20.0)
Purchase price	$975.4	$978.7
The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $440.9 million, substantially all of which is expected to be deductible for income tax purposes. Goodwill recognized from the Electrical Products Group acquisition reflects the future economic benefit resulting from synergies of our combined operations.
Preliminary identifiable intangible assets acquired include $325.2 million of definite-lived customer relationships with estimated useful lives of 16 and 20 years, $32.8 million of definite-lived proprietary technologies with estimated useful lives of 8 years and $75.8 million of customer backlog with estimated useful lives of approximately 3 years. The fair values of proprietary technologies acquired in the acquisition were determined using a relief-from-royalty method, and the fair values of customer relationships and customer backlog acquired were determined using a multi-period excess earnings method. These methods utilize unobservable inputs that are significant to these fair value measurements and thus classified as Level 3 of the fair value hierarchy.
Electrical Products Group net sales and operating income for the three months ended September 30, 2025 were $127.2 million and $14.6 million, respectively. Electrical Products Group net sales and operating income for the period from the acquisition date to September 30, 2025 were $205.7 million and $26.0 million, respectively. Electrical Products Group operating income for the three and nine months ended September 30, 2025 includes $13.6 million and $21.3 million of identifiable intangible asset amortization expense, respectively.
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The following table summarizes the final fair values of the assets acquired and liabilities assumed in the Trachte acquisition:

In millions
Cash	$13.6
Accounts receivable	45.4
Inventories	10.0
Other current assets	42.2
Property, plant and equipment	11.1
Identifiable intangible assets	331.5
Goodwill	368.9
Other assets	25.3
Current liabilities	(63.2)
Other liabilities	(97.3)
Purchase price	$687.5
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
The following table presents unaudited pro forma financial information as if the acquisitions of Electrical Products Group and Trachte had occurred on January 1, 2024 and January 1, 2023, respectively:

	Three months ended		Nine months ended
In millions, except per share date	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$1,054.0	$882.1	$2,966.2	$2,626.0
Net income from continuing operations	119.8	84.6	326.0	253.0
Net income	122.0	110.7	604.7	316.8

Earnings per ordinary share
Basic
Continuing operations	$0.74	$0.51	$2.00	$1.53
Basic earnings per ordinary share	$0.75	$0.67	$3.71	$1.92
Diluted
Continuing operations	$0.73	$0.50	$1.98	$1.50
Diluted earnings per ordinary share	$0.74	$0.65	$3.67	$1.88
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
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
6.Discontinued Operations
On January 30, 2025, we completed the sale of the Thermal Management business to BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management, for a purchase price of $1.7 billion in cash, subject to customary purchase price adjustments, resulting in cash proceeds, net of transaction costs and cash transferred, of $1,585.1 million. The results of the Thermal Management business have been presented as discontinued operations in our Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented. The assets and liabilities of this business have been presented as held for sale in the Condensed Consolidated Balance Sheets for the year ended December 31, 2024. The Thermal Management business was previously disclosed as a stand-alone reporting segment.
The sale resulted in a pre-tax gain of $435.3 million, net of transaction costs of $32.8 million during the nine months ended September 30, 2025. The Provision for income taxes below of $158.0 million predominately relates to tax expense on the gain on sale during the nine months ended September 30, 2025.
Transaction costs of $12.6 million and $21.2 million related to the sale of Thermal Management were incurred during the three and nine months ended September 30, 2024, respectively and are recorded within Selling, general and administrative below.
The operating results of discontinued operations are summarized below:

	Three months ended		Nine months ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net sales	$—	$157.1	$40.5	$440.1
Cost of goods sold	—	81.5	20.9	239.3
Gross profit	—	75.6	19.6	200.8
Selling, general and administrative	0.2	39.8	16.9	105.9
Research and development	—	4.6	1.3	13.5
Operating income (loss)	(0.2)	31.2	1.4	81.4
Other expense (income)	—	(0.1)	—	(0.1)
Income (loss) from discontinued operations before gain from sale and income taxes	(0.2)	31.3	1.4	81.5
Loss (gain) from sale of discontinued operations before income taxes	0.1	—	(435.3)	—
Provision for (benefit from) income taxes	(2.5)	5.2	158.0	17.7
Income from discontinued operations, net of tax	$2.2	$26.1	$278.7	$63.8

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The major classes of assets and liabilities that were previously classified as held for sale were as follows:

In millions	December 31, 2024
Cash and cash equivalents	$58.7
Accounts receivable, net of allowances	115.0
Inventories	80.8
Other current assets	46.3
Current assets held for sale	$300.8

Property, plant and equipment, net	$71.4
Goodwill	709.1
Intangibles, net	153.4
Other non-current assets	41.4
Non-current assets held for sale	$975.3

Accounts payable	$40.9
Employee compensation and benefits	20.6
Other current liabilities	61.0
Current liabilities held for sale	$122.5

Pension and other post-retirement compensation and benefits	$12.1
Deferred tax liabilities	12.0
Other non-current liabilities	21.8
Non-current liabilities held for sale	$45.9

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
7.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2024	Acquisitions/ divestitures	Foreign currency translation/other	September 30, 2025
Systems Protection	$790.1	$399.6	$13.6	$1,203.3
Electrical Connections	1,431.7	43.8	—	1,475.5
Total goodwill	$2,221.8	$443.4	$13.6	$2,678.8
Identifiable intangible assets consisted of the following:

	September 30, 2025			December 31, 2024
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,903.4	$(527.2)	$1,376.2	$1,571.7	$(458.7)	$1,113.0
Proprietary technology and patents	111.5	(28.4)	83.1	78.2	(19.5)	58.7
Other finite-lived intangible assets	139.5	(49.5)	90.0	63.7	(18.9)	44.8
Total definite-life intangibles	2,154.4	(605.1)	1,549.3	1,713.6	(497.1)	1,216.5
Indefinite-life intangibles
Trade names	367.6	—	367.6	370.5	—	370.5
Total intangibles	$2,522.0	$(605.1)	$1,916.9	$2,084.1	$(497.1)	$1,587.0
Identifiable intangible asset amortization expense was $41.9 million and $26.8 million for the three months ended September 30, 2025 and 2024, respectively, and $106.0 million and $66.7 million for the nine months ended September 30, 2025 and 2024, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2025 and the next five years is as follows:

	Q4
In millions	2025	2026	2027	2028	2029	2030
Estimated amortization expense	$41.1	$153.8	$136.3	$111.0	$111.0	$107.8

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
8.Supplemental Balance Sheet Information

In millions	September 30, 2025	December 31, 2024
Inventories
Raw materials and supplies	$216.6	$146.4
Work-in-process	26.4	15.8
Finished goods	212.2	198.1
Total inventories	$455.2	$360.3
Other current assets
Contract assets	$165.5	$54.9
Prepaid expenses	40.5	36.1
Prepaid income taxes	7.6	18.1
Other current assets	17.1	14.8
Total other current assets	$230.7	$123.9
Property, plant and equipment, net
Land and land improvements	$28.1	$21.5
Buildings and leasehold improvements	207.2	177.1
Machinery and equipment	620.7	565.6
Construction in progress	64.0	47.2
Total property, plant and equipment	920.0	811.4
Accumulated depreciation and amortization	518.4	463.5
Total property, plant and equipment, net	$401.6	$347.9
Other non-current assets
Deferred compensation plan assets	$18.0	$15.4
Operating lease right-of-use assets	130.9	107.2
Deferred tax assets	58.9	57.0
Other non-current assets	29.6	34.0
Total other non-current assets	$237.4	$213.6
Other current liabilities
Dividends payable	$32.8	$33.9
Accrued rebates	80.5	69.4
Contract liabilities	173.0	22.5
Accrued taxes payable	67.5	50.7
Current operating lease liabilities	29.4	22.4
Accrued interest	24.7	11.6
Other current liabilities	75.7	56.0
Total other current liabilities	$483.6	$266.5
Other non-current liabilities
Income taxes payable	$11.6	$11.7
Deferred compensation plan liabilities	18.0	15.4
Foreign currency contract liabilities	35.9	8.4
Non-current operating lease liabilities	107.9	90.7
Other non-current liabilities	33.1	31.7
Total other non-current liabilities	$206.5	$157.9

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
At September 30, 2025 and December 31, 2024, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $121.2 million and $73.8 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Income and Comprehensive Income was not material for any period presented.
Cross currency swaps
At September 30, 2025 and December 31, 2024, we had outstanding cross currency swap agreements with a combined notional amount of $360.3 million and $321.1 million, respectively. The agreements are accounted for as either cash flow hedges or fair value hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. At September 30, 2025 and December 31, 2024, we had deferred foreign currency loss of $0.8 million and gain of $0.7 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2025		December 31, 2024
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$302.0	$302.0	$866.3	$866.3
Fixed rate debt	1,300.0	1,293.6	1,300.0	1,251.8
Total debt	$1,602.0	$1,595.6	$2,166.3	$2,118.1
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	September 30, 2025
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(35.9)	$—	$—	$(35.9)
Cross currency swap assets	—	0.9	—	—	0.9
Foreign currency contract liabilities	—	(0.2)	—	—	(0.2)
Foreign currency contract assets	—	0.7	—	—	0.7
Deferred compensation plan assets	11.4	—	—	6.6	18.0
Total recurring fair value measurements	$11.4	$(34.5)	$—	$6.6	$(16.5)

Recurring fair value measurements	December 31, 2024
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(8.4)	$—	$—	$(8.4)
Cross currency swap assets	—	6.8	—	—	6.8
Foreign currency contract liabilities	—	(0.3)	—	—	(0.3)
Foreign currency contract assets	—	0.3	—	—	0.3
Deferred compensation plan assets	10.2	—	—	5.2	15.4
Total recurring fair value measurements	$10.2	$(1.6)	$—	$5.2	$13.8
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at September 30, 2025	Maturity Year	September 30, 2025	December 31, 2024
Revolving credit facility	5.254%	2030	$30.4	$—
2021 Term loan facility	N/A	2026	—	88.8
2023 Term loan facility	N/A	2028	—	277.5
2024 Term loan facility	N/A	2026	—	500.0
2025 Term loan facility	5.416%	2030	271.6	—
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Senior notes - fixed rate	2.750%	2031	300.0	300.0
Senior notes - fixed rate	5.650%	2033	500.0	500.0
Unamortized debt issuance costs and discounts	N/A	N/A	(8.7)	(11.3)
Total debt			1,593.3	2,155.0
Less: Current maturities and short-term borrowings			(13.8)	(37.5)
Long-term debt			$1,579.5	$2,117.5

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
In June 2025, nVent and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $275.0 million senior unsecured term loan facility (the "2025 Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the 2025 Term Loan Facility, the "Senior Credit Facilities"). The Credit Agreement amended and restated in its entirety the 2021 Credit Agreement. Borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
As of September 30, 2025, the borrowing capacity under the Revolving Credit Facility was $569.6 million.
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
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of September 30, 2025, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding at September 30, 2025, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

	Q4
In millions	2025	2026	2027	2028	2029	2030	Thereafter	Total
Contractual debt obligation maturities	$3.4	$13.8	$13.8	$517.2	$20.6	$233.2	$800.0	$1,602.0
11.Income Taxes
The effective income tax rate for the nine months ended September 30, 2025 was 20.6% compared to 22.1% for the nine months ended September 30, 2024. The liability for uncertain tax positions was $11.6 million and $11.7 million at September 30, 2025 and December 31, 2024, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income, which is consistent with our past practices.
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
During the nine months ended September 30, 2025, we repurchased 4.8 million of our ordinary shares for $253.1 million under the 2024 Authorization. During the nine months ended September 30, 2024, we repurchased 1.5 million of our ordinary shares for $100.0 million under the 2024 Authorization and we did not repurchase ordinary shares under the 2021 Authorization.
As of September 30, 2025, we had $146.9 million available for share repurchases under the 2024 Authorization.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Dividends payable
On September 22, 2025, the Board of Directors declared a quarterly cash dividend of $0.20 per ordinary share payable on November 7, 2025, to shareholders of record at the close of business on October 17, 2025. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $32.8 million and $33.9 million at September 30, 2025 and December 31, 2024, respectively.
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
Net sales and significant expense categories to arrive at our measure of segment profitability by reportable segment were as follows:

	Three months ended September 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Net sales	$715.6	$338.4	$1,054.0
Cost of goods sold(1)	470.5	184.9
Selling, general and administrative(1)	85.7	46.3
Research and development(1)	13.2	5.6
Reportable segment income	$146.2	$101.6	$247.8

	Nine months ended September 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Net sales	$1,855.8	$970.6	$2,826.4
Cost of goods sold(1)	1,196.9	536.5
Selling, general and administrative(1)	236.0	136.1
Research and development(1)	35.4	16.4
Reportable segment income	$387.5	$281.6	$669.1

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

	Three months ended September 30, 2024
In millions	Systems Protection	Electrical Connections	Total
Net sales	$477.1	$304.9	$782.0
Cost of goods sold(1)	302.7	164.2
Selling, general and administrative(1)	60.8	42.5
Research and development(1)	9.2	5.6
Reportable segment income	$104.4	$92.6	$197.0

	Nine months ended September 30, 2024
In millions	Systems Protection	Electrical Connections	Total
Net sales	$1,357.8	$896.1	$2,253.9
Cost of goods sold(1)	853.3	479.1
Selling, general and administrative(1)	174.6	128.6
Research and development(1)	26.9	18.1
Reportable segment income	$303.0	$270.3	$573.3
(1)    These costs exclude certain expenses reported in the Condensed Consolidated Statements of Income and Comprehensive Income that are reflected in 'Enterprise and other', as well as the costs that are excluded from reportable segment income as discussed above.
The following table presents a reconciliation of reportable segment income to consolidated income before income taxes:

	Three months ended		Nine months ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Systems Protection	$146.2	$104.4	$387.5	$303.0
Electrical Connections	101.6	92.6	281.6	270.3
Reportable segment income	247.8	197.0	669.1	573.3
Enterprise and other	(34.5)	(28.6)	(93.6)	(79.6)
Restructuring and other	(2.7)	(2.8)	(6.7)	(5.9)
Intangible amortization	(41.9)	(26.8)	(106.0)	(66.7)
Acquisition transaction and integration costs	(2.4)	(5.6)	(9.8)	(11.1)
Net interest expense	(20.9)	(30.4)	(55.9)	(76.6)
Other expense	(1.2)	(1.2)	(3.4)	(3.3)
Income before income taxes	$144.2	$101.6	$393.7	$330.1

	Identifiable assets(1)
In millions	September 30, 2025	December 31, 2024
Systems Protection	$3,342.2	$2,129.3
Electrical Connections	3,281.0	3,154.7
Total for reportable segments	6,623.2	5,284.0
Enterprise and other	142.5	1,450.9
Consolidated	$6,765.7	$6,734.9
(1)     Identifiable assets for 'Enterprise and other' includes total assets held for sale attributable to the Company's Thermal Management business of $1,276.1 million as of December 31, 2024. See Note 6 for further information on the Company's sale of the Thermal Management business.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

	Depreciation(1)
	Three months ended		Nine months ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Systems Protection	$9.6	$6.5	$23.6	$18.8
Electrical Connections	6.1	5.5	18.0	16.2
Total reportable segments	15.7	12.0	41.6	35.0
Enterprise and other	1.1	1.0	3.4	2.8
Consolidated	$16.8	$13.0	$45.0	$37.8
(1)    These amounts of depreciation disclosed by reportable segment are included within the significant expense categories above, such as cost of goods sold and selling, general and administrative expenses.

	Capital expenditures
	Nine months ended
In millions	September 30, 2025	September 30, 2024
Systems Protection	$37.1	$28.7
Electrical Connections	14.7	16.6
Total reportable segments	51.8	45.3
Enterprise and other	4.8	2.2
Consolidated	$56.6	$47.5
14.Share-Based Compensation
Total share-based compensation expense for the three and nine months ended September 30, 2025 and 2024, was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Restricted stock units	$5.1	$3.8	$14.4	$10.3
Performance share units	3.5	2.2	10.3	5.8
Stock options	2.1	1.4	6.1	4.0
Total	$10.7	$7.4	$30.8	$20.1
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

2025 Annual Grant
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of September 30, 2025 and December 31, 2024 was not material.
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
As of September 30, 2025 and December 31, 2024, the outstanding value of bonds, letters of credit and bank guarantees totaled $58.8 million and $10.7 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "forecasts," "should," "would," "could," "positioned," "strategy," "future," "are confident," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these factors are adverse effects on our business operations or financial results, including the overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions, including the Electrical Products Group acquisition; competition and pricing pressures in the markets we serve; impacts of tariffs; volatility in currency exchange rates, interest rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; inability to mitigate material and other cost inflation; risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging and transportation; increased risks associated with operating foreign businesses, including risks associated with military conflicts; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and ITEM 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across two segments: Systems Protection and Electrical Connections, which represented approximately 66% and 34% of total revenues during the first nine months of 2025, respectively. In the first quarter of 2025, we renamed our Enclosures segment to Systems Protection, and our Electrical & Fastening Solutions segment to Electrical Connections.
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
On May 1, 2025, we completed the acquisition of the enclosures, switchgear and bus systems businesses of Avail Infrastructure Solutions (the "Electrical Products Group") for approximately $978.7 million. We funded the purchase price for the acquisition with available cash on hand. The Electrical Products Group is a leading provider of infrastructure solutions, designed to help ensure safe and reliable electrical operations primarily in the infrastructure vertical, including power utilities and data centers. We operate the Electrical Products Group predominantly within our Systems Protection reporting segment.
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2024 and the first nine months of 2025 and will likely impact our results in the future:
•During 2024 and the first nine months of 2025, we have experienced general inflationary increases, primarily related to labor, transportation and raw material costs. In addition, we continue to monitor and evaluate recently implemented tariffs, and the potential imposition of modified or additional tariffs, including with respect to China. We anticipate increased supply chain challenges, inflationary cost increases, and economic uncertainty due to the rapid changes in global trade policies. The effects from new tariffs imposed in the first nine months of 2025 did not have a material impact on our financial results during the first nine months of 2025 due to mitigating actions. We have taken pricing actions, and may take additional going forward, and implemented, and plan to continue to implement, supply chain optimization and other productivity improvements that have helped, and could continue to help, offset expected cost increases. Given the uncertainty regarding the scope and duration of tariffs and other changes in trade policies, the potential impact remains uncertain, but we expect inflationary cost increases, including impacts related to tariffs, to continue throughout 2025 and beyond, which could negatively impact our results of operations.
•Our global operations make our effective tax rate sensitive to significant tax law changes. The Organization for Economic Co-operation and Development introduced an international tax framework under Pillar II (the "Pillar II framework") which includes a global minimum tax of 15%. The Pillar II framework has been implemented by several jurisdictions, including jurisdictions in which we operate, with effect from January 1, 2024, which resulted in an increase to our effective tax rate. Countries continue to announce changes in their tax laws and regulations based on the Pillar II framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. Additionally, on July 4, 2025, the U.S. Congress enacted the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions, including tax cut extensions and modifications to the international tax framework. We are reviewing the tax provisions included in the One Big Beautiful Bill Act and assessing their impact, but do not currently expect a material impact to our effective tax rate in 2025 or future periods.
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
CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2025 and 2024 were as follows:

	Three months ended
In millions	September 30, 2025	September 30, 2024	$ change	% / point change
Net sales	$1,054.0	$782.0	$272.0	34.8%
Cost of goods sold	659.3	470.9	188.4	40.0%
Gross profit	394.7	311.1	83.6	26.9%
% of net sales	37.4%	39.8%		(2.4)	pts

Selling, general and administrative	207.8	161.8	46.0	28.4%
% of net sales	19.7%	20.7%		(1.0)	pts
Research and development	20.6	16.1	4.5	28.0%
% of net sales	2.0%	2.1%		(0.1)	pts

Operating income	166.3	133.2	33.1	24.8%
% of net sales	15.8%	17.0%		(1.2)	pts

Net interest expense	20.9	30.4	(9.5)	N.M.
Other expense	1.2	1.2	—	N.M.

Income from continuing operations before income taxes	144.2	101.6	42.6	41.9%
Provision for income taxes	25.2	22.7	2.5	11.0%
Effective tax rate	17.5%	22.3%		(4.8)	pts

Net income from continuing operations	119.0	78.9	40.1	50.8%
Income from discontinued operations, net of tax	2.2	26.1	(23.9)	(91.6)%

Net income	$121.2	$105.0	$16.2	15.4%
N.M. Not Meaningful

The consolidated results of operations for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine months ended
In millions	September 30, 2025	September 30, 2024	$ change	% / point change
Net sales	$2,826.4	$2,253.9	$572.5	25.4%
Cost of goods sold	1,746.2	1,344.3	401.9	29.9%
Gross profit	1,080.2	909.6	170.6	18.8%
% of net sales	38.2%	40.4%		(2.2)	pts

Selling, general and administrative	570.0	450.7	119.3	26.5%
% of net sales	20.2%	20.0%		0.2	pts
Research and development	57.2	48.9	8.3	17.0%
% of net sales	2.0%	2.2%		(0.2)	pts

Operating income	453.0	410.0	43.0	10.5%
% of net sales	16.0%	18.2%		(2.2)	pts

Net interest expense	55.9	76.6	(20.7)	N.M.
Other expense	3.4	3.3	0.1	N.M.

Income from continuing operations before income taxes	393.7	330.1	63.6	19.3%
Provision for income taxes	81.0	72.8	8.2	11.3%
Effective tax rate	20.6%	22.1%		(1.5)	pts

Net income from continuing operations	312.7	257.3	55.4	21.5%
Income from discontinued operations, net of tax	278.7	63.8	214.9	336.8%

Net income	$591.4	$321.1	$270.3	84.2%
N.M. - Not Meaningful

Net sales
The components of the change in consolidated net sales from the prior period were as follows:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
	over the prior year period	over the prior year period
Organic growth	16.0%	8.9%
Acquisition	17.8	16.1
Currency	1.0	0.4
Total	34.8%	25.4%
The 34.8 and 25.4 percent increases in net sales in the third quarter and first nine months of 2025 from 2024, respectively, were primarily the result of:
•sales of $139.1 million and $363.9 million in the third quarter and first nine months of 2025, respectively, as a result of the Trachte and Electrical Products Group acquisitions; and
•organic sales growth contribution of approximately 14.0% and 9.0% from our infrastructure business in the third quarter and first nine months of 2025 from 2024, respectively.
Gross profit
The 2.4 and 2.2 percentage point decreases in gross profit as a percentage of net sales in the third quarter and first nine months of 2025 from 2024, respectively, were primarily the result of:
•inflationary increases, including the impacts related to tariffs, primarily related to raw materials and labor costs, compared to 2024; and
•investments in capacity to drive growth.
These decreases were partially offset by:
•higher sales volume resulting in increased leverage on fixed expenses; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.
Selling, general and administrative ("SG&A")
The 1.0 percentage point decrease and 0.2 percentage point increase in SG&A expense as a percentage of net sales in the third quarter and first nine months of 2025 from 2024, respectively, were primarily the result of:
•organic sales growth resulting in increased leverage on fixed expenses; and
•savings generated from restructuring and other productivity initiatives.
These changes were partially offset in the third quarter of 2025 from 2024, and more than offset in the first nine months of 2025 from 2024, by:
•intangible amortization expense of $41.9 million and $106.0 million in the third quarter and first nine months of 2025, respectively, compared to $26.8 million and $66.7 million in the third quarter and first nine months of 2024, respectively, as a result of the Trachte and Electrical Products Group acquisitions;
•inflationary increases impacting our labor costs, professional fees and other administrative costs; and
•investments in capacity, new products and digital to drive growth.
Net interest expense
The decreases in net interest expense in the third quarter and first nine months of 2025 from 2024 were primarily the result of:
•interest income earned on the cash proceeds from the sale of the Thermal Management business.

Provision for income taxes
The 4.8 and 1.5 percentage point decreases in the effective tax rate in the third quarter and first nine months of 2025 from 2024, respectively, were primarily the result of:
•a $3.2 million non-cash benefit related to the release of a valuation allowance on certain foreign deferred tax assets recorded in the third quarter of 2025.
Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, of $278.7 million in the first nine months of 2025 was primarily the result of:
•the gain on the sale of the Thermal Management business, net of transaction costs, of $435.3 million, partially offset by tax expense recorded as a result of the sale of $156.0 million.
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
Systems Protection
The net sales, segment income and segment income as a percentage of net sales for Systems Protection were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2025	September 30, 2024	% / point change		September 30, 2025	September 30, 2024	% / point change
Net sales	$715.6	$477.1	50.0%		$1,855.8	$1,357.8	36.7%
Segment income	146.2	104.4	40.0%		387.5	303.0	27.9%
% of net sales	20.4%	21.9%	(1.5)	pts	20.9%	22.3%	(1.4)	pts
Net sales
The components of the change in Systems Protection net sales from the prior period were as follows:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
	over the prior year period	over the prior year period
Organic growth	23.2%	11.4%
Acquisition	25.6	24.7
Currency	1.2	0.6
Total	50.0%	36.7%
The 50.0 and 36.7 percent increases in Systems Protection net sales in the third quarter and first nine months of 2025 from 2024, respectively, were primarily the result of:
•sales of $121.9 million and $335.9 million in the third quarter and first nine months of 2025, respectively, as a result of the Trachte and Electrical Products Group acquisitions; and
•organic sales growth contribution of approximately 20.0% and 11.5% from our infrastructure business in the third quarter and first nine months of 2025 from 2024, respectively.
The increase in the third quarter of 2025 from 2024 was further a result of:
•organic sales growth contribution of approximately 1.5% from both our industrial and commercial & residential business.
The increase in the first nine months of 2025 from 2024 was partially offset by:
•organic sales decline of approximately 1.5% from our industrial business.

Segment income
The components of the change in Systems Protection segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	over the prior year period		over the prior year period
Price/growth/acquisition	4.8	pts	2.4	pts
Net productivity	(6.3)		(3.8)
Total	(1.5)	pts	(1.4)	pts
The 1.5 and 1.4 percentage point decreases in segment income for Systems Protection as a percentage of net sales in the third quarter and first nine months of 2025 from 2024, respectively, were primarily the result of:
•inflationary increases, including the impacts related to tariffs, primarily related to raw materials and labor costs, compared to 2024; and
•investments in capacity, new products and digital to drive growth.
These decreases were partially offset by:
•organic sales growth resulting in increased leverage on fixed expenses; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.
Electrical Connections
The net sales, segment income and segment income as a percentage of net sales for Electrical Connections were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2025	September 30, 2024	% / point change		September 30, 2025	September 30, 2024	% / point change
Net sales	$338.4	$304.9	11.0%		$970.6	$896.1	8.3%
Segment income	101.6	92.6	9.7%		281.6	270.3	4.2%
% of net sales	30.0%	30.4%	(0.4)	pts	29.0%	30.2%	(1.2)	pts
Net sales
The components of the change in Electrical Connections net sales from the prior period were as follows:

	Three months ended September 30, 2025	Nine months ended September 30, 2025
	over the prior year period	over the prior year period
Organic growth	4.7%	5.1%
Acquisition	5.7	3.1
Currency	0.6	0.1
Total	11.0%	8.3%
The 11.0 and 8.3 percent increases in Electrical Connections net sales in the third quarter and first nine months of 2025 from 2024, respectively, were primarily the result of:
•organic sales growth contribution of approximately 5.0% from our infrastructure business in both the third quarter and first nine months of 2025 from 2024; and
•sales of $17.2 million and $28.0 million in the third quarter and first nine months of 2025, respectively, as a result of the Electrical Products Group acquisition.
The increase in the first nine months of 2025 from 2024 was further a result of:
•organic sales growth contribution of approximately 1.5% from our industrial business.

Segment income
The components of the change in Electrical Connections segment income as a percentage of net sales from the prior period were as follows:

	Three months ended September 30, 2025		Nine months ended September 30, 2025
	over the prior year period		over the prior year period
Price/growth/acquisition	1.9	pts	1.1	pts
Net productivity	(2.3)		(2.3)
Total	(0.4)	pts	(1.2)	pts
The 0.4 and 1.2 percentage point decreases in segment income for Electrical Connections as a percentage of net sales in the third quarter and first nine months of 2025 from 2024, respectively, were primarily the result of:
•inflationary increases, including the impacts related to tariffs, primarily related to raw materials and labor costs, compared to 2024; and
•investments in digital, selling and marketing to drive growth.
These decreases were partially offset by:
•organic sales growth resulting in increased leverage on fixed expenses; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.
LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of September 30, 2025, we had $126.9 million of cash on hand, of which $67.1 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical Connections products during the spring and summer months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities from continuing operations was $426.6 million in the first nine months of 2025, which primarily reflects net income, net of non-cash depreciation, amortization and changes in deferred taxes, of $461.2 million, partially offset by a $68.1 million increase in net working capital. The increase in working capital is primarily attributed to accounts receivable driven by the overall increase and timing of sales.
Net cash provided by operating activities from continuing operations was $324.1 million in the first nine months of 2024, which primarily reflects net income, net of non-cash depreciation, amortization and changes in deferred taxes, of $362.1 million, partially offset by a $60.3 million increase in net working capital.
Investing activities
Net cash used for investing activities from continuing operations of $1,029.8 million in the first nine months of 2025 relates primarily to cash paid for the Electrical Products Group acquisition of $978.7 million and capital expenditures of $56.6 million. Net cash provided by investing activities from discontinued operations of $1,584.5 million in the first nine months of 2025 primarily relates to the proceeds from the sale of the Thermal Management business, net of transaction costs and cash transferred.
Net cash used for investing activities from continuing operations of $724.7 million in the first nine months of 2024 relates primarily to cash paid for the Trachte acquisition of $677.7 million, net of cash acquired, and capital expenditures of $47.5 million.

Financing activities
Net cash used for financing activities from continuing operations of $909.6 million in the first nine months of 2025 relates primarily to repayments of long-term debt of $869.7 million, share repurchases of $253.1 million and dividends paid of $98.0 million, partially offset by proceeds from long-term debt of $275.0 million and net receipts of revolving credit facility of $30.4 million.
Net cash provided by financing activities from continuing operations of $278.1 million in the first nine months of 2024 relates primarily to receipts of long-term debt of $500.0 million, partially offset by share repurchases of $100.0 million and dividends paid of $95.3 million.
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
In June 2025, nVent and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $275.0 million senior unsecured term loan facility (the "2025 Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the 2025 Term Loan Facility, the "Senior Credit Facilities"). The Credit Agreement amended and restated in its entirety the 2021 Credit Agreement. Borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
As of September 30, 2025, the borrowing capacity under the Revolving Credit Facility was $569.6 million.
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
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of September 30, 2025, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
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
During the nine months ended September 30, 2025, we repurchased 4.8 million of our ordinary shares for $253.1 million under the 2024 Authorization. During the nine months ended September 30, 2024, we repurchased 1.5 million of our ordinary shares for $100.0 million under the 2024 Authorization and we did not repurchase ordinary shares under the 2021 Authorization.
As of September 30, 2025, we had $146.9 million available for share repurchases under the 2024 Authorization.
Dividends
During the nine months ended September 30, 2025, we paid dividends of $98.0 million, or $0.60 per ordinary share. During the nine months ended September 30, 2024, we paid dividends of $95.3 million, or $0.57 per ordinary share.
On September 22, 2025, the Board of Directors declared a quarterly cash dividend of $0.20 per ordinary share that will be paid on November 7, 2025, to shareholders of record at the close of business on October 17, 2025. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $32.8 million and $33.9 million at September 30, 2025 and December 31, 2024, respectively.
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
The following table is a reconciliation of free cash flow:

	Nine months ended
In millions	September 30, 2025	September 30, 2024
Net cash provided by (used for) operating activities of continuing operations	$426.6	$324.1
Capital expenditures	(56.6)	(47.5)
Proceeds from sale of property and equipment	1.7	0.5
Free cash flow of continuing operations	$371.7	$277.1
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2025. For additional information, refer to our 2024 Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2025 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
As part of our ongoing integration activities associated with the Electrical Products Group acquisition, we are continuing to incorporate our controls and procedures into the Electrical Products Group business and to augment our company-wide controls. There were no other changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 26, 2025	4,133	$75.23	—	$146,879,963
July 27 - August 30, 2025	4,234	79.92	—	146,879,963
August 31 - September 30, 2025	—	—	—	146,879,963
Total	8,367		—
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
(d)On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024 and expires on July 22, 2027. As of September 30, 2025, we had $146.9 million available for share repurchases under the 2024 Authorization.
ITEM 5.     OTHER INFORMATION
(c)
During the third quarter of 2025, none of our directors or Section 16 officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index to Form 10-Q for the Period Ended September 30, 2025

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

101
The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 and 2024, (v) Notes to Condensed Consolidated Financial Statements and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 31, 2025.

nVent Electric plc
Registrant

By	/s/ Gary L. Corona
Gary L. Corona
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President, Chief Accounting Officer and Treasurer