Form 10-K
period 2025-12-31
nVent Electric plc
filed 2026-02-17
CIK 1720635

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑
Aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of $73.25 per share as reported on the New York Stock Exchange on June 30, 2025 (the last business day of Registrant's most recently completed second quarter): $11,651,892,767.

The number of shares outstanding of Registrant's only class of common stock on December 31, 2025 was 161,729,472.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the Registrant's definitive proxy statement for its annual general meeting to be held on May 15, 2026, are incorporated by reference in this Form 10-K in response to Part III, ITEM 10, 11, 12, 13 and 14.

nVent Electric plc
Annual Report on Form 10-K
For the Year Ended December 31, 2025

PART I
ITEM 1.    BUSINESS
COMPANY OVERVIEW
nVent is a leading global provider of electrical connection and protection solutions. We believe our inventive electrical solutions enable safer systems and ensure a more secure world. We connect and protect some of the world's most critical electrical systems to make them safer, more efficient and resilient. We design, manufacture, market, install and service high performance products and solutions that connect and protect mission critical equipment, buildings and essential processes. We have a comprehensive portfolio of bus systems, cable management, control buildings, cooling solutions, both liquid and air, electrical connections, enclosures, equipment protection, power connections and power management solutions, and switchgear systems, and we are recognized globally for quality, reliability and innovation.
Our broad range of products and solutions support infrastructure, industrial, commercial and residential, and energy applications around the world. Our solutions help our customers improve energy efficiency, ensure resiliency and protection, increase customer productivity, enhance safety and contribute to more sustainable operations.
At nVent, we operate across two segments: Systems Protection and Electrical Connections. In 2025, we renamed our Enclosures segment to Systems Protection and our Electrical & Fastening Solutions segment to Electrical Connections.
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
Our roots within Pentair trace back to the acquisition of Federal-Hoffman Corporation in 1988, which included the nVent HOFFMAN Systems Protection brand. From that starting point, we have grown both organically and via acquisitions. Our Systems Protection business first applied lean principles within the organization in the 1990s, leveraging its culture of customer service and operational excellence. In 2015, Pentair acquired ERICO Global Company, a leading global manufacturer of superior engineered electrical and fastening products, which operates as our Electrical Connections business, broadening our product offering and enabling us to provide additional global solutions to our combined customers.
In 2023, as part of our Electrical Connections reporting segment, we completed the acquisition of ECM Investors, LLC, the parent of ECM Industries, LLC ("ECM Industries"), for approximately $1.1 billion in cash. ECM Industries is a leading provider of high-value electrical connectors, tools and test instruments and cable management.
In 2024, we completed the acquisition of Trachte, LLC ("Trachte") as part of our Systems Protection reporting segment, for approximately $0.7 billion in cash. Trachte is a leading manufacturer of engineered control building solutions designed to protect critical infrastructure assets.
In 2025, we completed the sale of the Thermal Management business to BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management, for $1.6 billion in net cash proceeds, subject to certain customary purchase price adjustments. The Thermal Management business was previously disclosed as a stand-alone reporting segment, and is now presented as a discontinued operations in our Consolidated Financial Statements for all periods presented.
In 2025, we completed the acquisition of the enclosures, switchgear and bus systems businesses of Avail Infrastructure Solutions (the "Electrical Products Group") for approximately $1.0 billion in cash. The Electrical Products Group is a leading provider of infrastructure solutions, designed to help ensure safe and reliable electrical operations primarily in the infrastructure vertical, including power utilities and data centers.

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
BUSINESS AND PRODUCTS
Systems Protection
Our Systems Protection business provides innovative solutions to help protect electronics, systems and data in mission critical applications, including data centers, that improve resiliency and energy efficiency.
We are an enclosures and liquid cooling leader in the U.S. and globally. We believe that trends like electrification, sustainability and digitalization, including increased use of artificial intelligence, are helping to drive the need for our products. Our standard and custom protective enclosures, cooling solutions, both liquid and air, control buildings, switchgear systems and power distribution solutions help protect operating environments for mission critical applications.
Our solutions help make systems more resilient, helping avoid downtime. We sell globally but serve locally with regional manufacturing and supply chains. Our solutions are primarily used by hyperscalers, utilities, original equipment manufacturers, panel builders and contractors.
Our Systems Protection brands include nVent HOFFMAN, SCHROFF and TRACHTE.
Electrical Connections
Our Electrical Connections business provides innovative solutions that connect power and data infrastructure. Our offerings enhance end-user safety, reduce installation time and provide resiliency for critical systems.
We are a leading global provider known for our application expertise and innovative labor saving solutions. Our bus systems, cable management, electrical connections and solutions, and power connections help make electrical systems safe, efficient and resilient.
Our products and solutions are primarily used by contractors, electrical utilities, electricians and panel builders.
Our Electrical Connections brands include nVent CADDY, ERICO and ILSCO.
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
Seasonality
We generally experience increased demand for Electrical Connections products during the spring and summer months in the Northern Hemisphere.

Backlog of Orders by Segment

	December 31
In millions	2025	2024	$ change	% change
Systems Protection	$2,118.9	$665.9	$1,453.0	218.2%
Electrical Connections	231.0	83.4	147.6	177.0
Total	$2,349.9	$749.3	$1,600.6	213.6%
A majority of our revenues result from orders received and products delivered in the same month and products generally ship within 90 days of the date on which a customer places an order. However, a growing portion of our backlog, particularly in the infrastructure vertical, has a longer design and manufacturing process, and can take more than one year depending on the size and type of order. We record as part of our backlog all orders from external customers, which represent firm commitments, and are supported by a purchase order or other legitimate contract. The increase in backlog from 2024 to 2025 was primarily the result of the acquisition of the Electrical Products Group and the growth of our data centers business. We expect the majority of our backlog at December 31, 2025 will be shipped in 2026.
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
HUMAN CAPITAL MATTERS
As of December 31, 2025, we employed approximately 12,000 people worldwide, of which approximately 48% are located in the U.S. Outside the U.S., we have employees in certain countries that are represented by an employee representative organization, such as a union, works council or employee association.
Guided by our Win Right values, we are committed to creating a workplace culture where everyone is included and respected. We believe that the unique contributions of individuals with varying backgrounds and experiences will benefit our businesses. Our Code of Conduct outlines our commitment to equal opportunity and fair treatment for all.
We currently have nine Employee Resource Groups (“ERGs”) designed to create opportunities for development while assisting in meeting business objectives. All ERGs are employee-led and employee-driven and open to all nVent employees. They provide a support system to foster awareness, inclusion and respect. In 2025, our ERG membership grew to over 2,000 members.
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
Employee Engagement and Development
We believe it is important to hear from our employees to learn about what we are doing well and where we can become stronger through regular employee engagement surveys. Since 2018, we continue to have above benchmark participation in our employee engagement surveys, and our employee engagement score has increased 7 points since our first survey.
All of our people leaders were required to share survey results with their teams and develop action plans to address specific areas of improvement. In addition, throughout 2025, we conducted two pulse surveys and one full engagement survey, which included questions focused on our Inclusion Index and employee satisfaction. Leaders reviewed the results with their teams and created focused action plans based on the results. As part of our annual goal planning process, all of our people leaders were assigned a people leader goal focused on engaging and developing their employees. Action items in the people leader goal included: completing all performance processes including goal setting, mid-year, and annual reviews; creating an action plan from the 2025 employee engagement survey results; focusing on our safety-first approach; ensuring new employees complete nVent culture training; driving diverse slates within the interviewing process; and helping to ensure the completion of all ethics and compliance trainings.
Career development was identified as an area of focus following our 2025 engagement survey, and we continued our efforts to develop our people throughout 2025. We focus on developing our employees through Continuous Conversation development discussions between employees and people leaders. We provide development opportunities for employees to learn through interactions with other leaders in our enterprise-wide and senior level mentorship programs. We also offer a rotational program for early career hires to grow in their careers. We continue to grow our employees in their capabilities to lead through change and transition. Lastly, we are continuing to digitalize and standardize our performance process for our global hourly production employees so that our leaders continue to regularly engage with their employees to discuss performance, development and career aspirations.
Code of Conduct Training
In 2025, our Code of Business Conduct and Ethics training was offered in 12 different languages to employees in 35 countries. 100% of professional employees completed the training, including topics such as responsible use of social media, the importance of reporting ethical concerns, identifying and mitigating bribery and corruption risks and cybersecurity, data privacy, and acceptable use of artificial intelligence. In 2025, we also trained 100% of our offline, factory team members globally on our Code of Conduct.
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
We compete in various geographic regions and product markets around the world. Among these, the most significant are global infrastructure, industrial, and commercial and residential markets. We expect to experience fluctuations in revenues and results of operations due to economic and business cycles. Important factors for our business and the businesses of our customers include the overall strength of the global economy and our customers’ confidence in the economy, industrial and governmental capital spending, the strength of infrastructure and commercial and residential markets, unemployment rates, availability of commercial financing, interest rates, inflation rates, and energy and commodity prices. Recessions, economic downturns, inflation, slowing economic growth and social and political instability in the industries and/or markets where we compete could negatively affect our revenues and financial performance in future periods, result in future restructuring charges, and adversely impact our ability to grow or sustain our business. Macroeconomic and political instability caused by global supply chain disruptions, inflation and the strength of the U.S. dollar could adversely impact our results of operations. In addition, military conflicts and their impact on economies may adversely impact our results of operations. The businesses of many of our industrial customers are to varying degrees cyclical and have experienced periodic downturns. While we attempt to minimize our exposure to economic or market fluctuations by serving a balanced mix of end markets and geographic regions, any of the above factors, individually or in the aggregate, or a significant or sustained downturn in a specific end market or geographic region could reduce demand for our products and services, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We operate in global markets that are characterized by customer demand that is often global in scope but localized in delivery. We compete with thousands of smaller regional and local companies that may be positioned to offer products produced at lower cost than ours, or to capitalize on highly localized relationships. Also, in several emerging markets potential customers prefer local suppliers, in some cases because of existing relationships and in other cases because of local legal restrictions or incentives that favor local businesses. In addition, we need to be flexible to adapt our products to ever changing customer preferences, including those relating to regulatory, sustainability and social responsibility matters. Accordingly, our future success depends upon a number of factors, including our ability to adapt our products, services, organization, workforce and sales strategies to fit localities throughout the world, particularly in high-growth emerging markets; identify emerging technological and other trends in our target end markets; and develop or acquire competitive products and services and bring them to market quickly and cost-effectively. The failure to effectively adapt our products or services could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
It may be difficult for us to complete transactions quickly and to integrate acquired operations efficiently into our business operations or realize expected financial benefits of acquired businesses. Any acquisitions or investments may not be successful and may ultimately result in impairment charges and have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may not achieve some or all of the expected benefits of our business initiatives.
During 2025 and 2024, we continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. In order to align our resources with our growth strategies, operate more efficiently and control costs, we may periodically announce future restructuring plans, which may include workforce reductions, global plant closures and consolidations, asset impairments and other cost reduction initiatives. As these plans and actions are complex, we may not be able to achieve the operating efficiencies to reduce costs or realize benefits that were anticipated in connection with these initiatives. If we are unable to execute these initiatives as planned, we may not realize all or any of the anticipated benefits, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may experience material cost and other inflation.
In 2025 and 2024, we experienced inflationary increases of raw materials, logistics and labor costs. We strive for productivity improvements and implement increases in selling prices to help mitigate cost increases in raw materials, freight, energy, wage and other costs such as pension, health care and insurance. We continue to implement operational initiatives in order to mitigate the impact of this inflation and continuously reduce our costs. However, these actions may not be successful in managing our costs or increasing our productivity. Continued cost inflation or failure of our initiatives to increase prices, generate cost savings or improve productivity could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Our backlog is comprised of the portion of firm signed purchase orders or other written contractual commitments received from customers that we have not recognized as revenue. Backlog may increase or decrease based on the addition of large multi-year projects and their subsequent completion. Backlog may also be favorably or unfavorably affected by foreign currency rate fluctuations. The dollar amount of backlog as of December 31, 2025 was $2.3 billion. The timing of our recognition of revenue out of our backlog is subject to a variety of factors that may cause delays, many of which, including fluctuations in our customers’ delivery schedules, are beyond our control. Such delays may lead to significant fluctuations in results of operations from quarter to quarter, making it difficult to predict our financial performance on a quarterly basis. Further, while we have historically experienced few order cancellations and the amount of order cancellations has not been material compared to our total contract volume, if we were to experience a significant amount of cancellations of or reductions in purchase orders, it would reduce our backlog and, consequently, our future sales and could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our future revenue depends in part on our ability to bid and win new contracts.
Our future revenue and overall results of operations require us to successfully bid on new contracts and, in particular, contracts for large greenfield projects, which are frequently subject to competitive bidding processes. Our revenue from major projects depends in part on the level of capital expenditures in some of our principal end markets, particularly in the infrastructure vertical, which includes our data centers and power utilities businesses. The number of such projects we win in any year fluctuates, and is dependent upon the number of projects available and our ability to bid successfully for such projects. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as competitive position, market conditions, financing arrangements and required governmental approvals. If negative market conditions arise, or if we fail to secure adequate financial arrangements or required governmental approvals, we may not be able to pursue particular projects or win new contracts, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We are exposed to political, regulatory, economic and other risks that arise from operating a multinational business.
Sales outside of the U.S. for the year ended December 31, 2025 accounted for approximately 24% of our net sales. Further, our business obtains some products, components and raw materials from non-U.S. suppliers. Accordingly, our business is subject to the political, regulatory, economic and other risks that are inherent in operating in numerous countries. These risks include:
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

A loss of, or material cancellation, reduction, or delay in purchases by or delivery of products to, one or more of our largest customers could harm our business.
Our net sales to our largest customer represented approximately 11% of our consolidated net sales in 2025. While we do not have any other customers that accounted for more than 10% of our consolidated net sales in 2025, we have other customers that are key to the success of our business. Our concentration of sales to a number of larger customers makes our relationship with each of these customers important to our business. Our success is dependent on retaining these customers, which requires us to successfully manage relationships and anticipate the needs of our customers in the channels in which we sell our products. Our customers also may be impacted by economic conditions in the industries of those customers, which could result in reduced demand for or a delay in purchases of our products. In addition, our customers may cancel orders for purchases of our products or may not order products at rates consistent with past order levels, or we may not be able to timely deliver products to our largest customers due to supply chain interruptions or otherwise. We cannot provide assurance that we will be able to retain our largest customers. In addition, some of our customers may shift their purchases to our competitors in the future. The loss of one or more of our largest customers, any material cancellation, reduction, or delay in purchases by or delivery of products to these customers, or our inability to successfully develop relationships with additional customers could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis, and more frequently if circumstances warrant, by comparing the estimated fair value of our reporting unit to its respective carrying values on its balance sheets. As of December 31, 2025, our goodwill and intangible assets were $4.6 billion and represented 66% of our total assets. Changes in economic and operating conditions impacting the assumptions used in our impairment tests could result in future goodwill and intangible asset impairment expense.
Risks Relating to Legal, Regulatory and Compliance Matters
Changes in U.S. and foreign government administrative policy, including the imposition of or increases in tariffs and changes to existing trade agreements could have a material adverse effect on us.
As a result of changes to U.S. and foreign government administrative policy, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant increases in tariffs on goods imported into the U.S. particularly tariffs on steel, aluminum and copper and products manufactured in China, Canada and Mexico, and adverse responses by foreign governments to U.S. trade policies, among other possible changes. Beginning in the second quarter of 2025, new tariffs were announced on imports to the U.S. (“U.S. Tariffs”), including additional tariffs on imports from China, Mexico and the European Union (“EU”), among others. In response, several countries have imposed, or threatened to impose, reciprocal tariffs on imports from the U.S. and other retaliatory measures. Various modifications to the U.S. Tariffs have been announced and further changes could be made in the future. The ultimate impact of such changes remains uncertain and will depend on several factors, including whether additional or incremental U.S. Tariffs or other measures are announced or imposed, to what extent other countries implement tariffs or other retaliatory measures in response, and the overall magnitude and duration of these measures. Additionally, the U.S. government has announced enhanced focus on customs enforcement, including through the creation of a Trade Fraud Task Force, a cross-agency initiative of the U.S. Departments of Justice and Homeland Security to address trade fraud, tariff evasion, and customs violations. This heightened enforcement paradigm, along with the ongoing litigation regarding tariffs imposed under the International Emergency Economic Powers Act (IEEPA) that was recently heard by the U.S. Supreme Court, have created additional uncertainty as to the scale and short and long-term effect these tariffs will have. A trade war, other governmental action related to tariffs or trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently purchase, manufacture and sell products, and any resulting negative sentiments towards the U.S. as a result of such changes, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Growing concerns over climate change have resulted in, and may continue to result in, new laws, regulations and accords intended to reduce or limit emissions of certain greenhouse gases. Existing and new laws, regulations and accords relating to emissions of certain greenhouse gases may be difficult and costly to comply with, may adversely impact certain aspects of our operations (including but not limited to the manufacture and distribution of our products), may adversely impact certain industries in which we operate, may result in increased energy, input, compliance and other costs, and may decrease demand for certain of our products. Because it is uncertain what laws will be enacted, we cannot predict the potential impact of such laws on our future financial condition, results of operations and cash flows.

Further, concern over climate change has led to legislative and regulatory initiatives across various jurisdictions in which we operate related to disclosures and reporting, including for example the European Sustainability Reporting Standards and the Corporate Sustainability Reporting Directive. Proposals that would impose mandatory disclosure requirements on sustainability matters and greenhouse gas emissions continue to be considered by policy makers and regulators. We cannot predict what climate change related legislation or regulations will be enacted in the future or how existing or future laws or regulations will be administered or interpreted, or if and to what extent existing or future laws or regulations may be subsequently rolled back. Compliance may significantly increase compliance burdens and associated regulatory costs and complexity, and the failure to comply with such legislation and regulations could result in fines to us, and could affect our business, financial condition, results of operations and cash flows.

We may make public statements about various sustainability-related matters and initiatives from time to time, including on our website, in our press releases, in our sustainability report, and in other communications. Addressing stakeholder expectations and regulatory requirements relating to sustainability matters requires an investment of time, money and other resources, any or all of which may increase our cost of doing business. As investor and other stakeholder expectations relating to sustainability matters change and evolve over time, any failure or perceived failure by us to adequately address those expectations may damage our reputation , which could adversely impact the perception of our brands and our products and services by current and potential investors and customers, which could in turn adversely impact our business, results of operations or financial condition.
Increased cybersecurity threats and computer crime pose a risk to our systems, networks, products and services, which expose us to potential regulatory, financial and reputational risks.
We rely upon information technology systems and networks in connection with a variety of business activities, some of which are managed by third parties. As our business increasingly interfaces with employees, customers, distributors and suppliers using information technology systems and networks, we are subject to an increased risk to the secure operation of these systems and networks. Our evolution into connected products subjects us to increased cyber and technology risks. The secure operation of these information technology systems and networks is critical to our business operations and strategy.
Cybersecurity threats from user error to attacks designed to gain unauthorized access to our systems, networks and data are increasing in frequency and sophistication, including the risk that threat actors will leverage emerging technology, such as artificial intelligence, to exploit vulnerabilities. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of the data we process and maintain and pose a risk of theft to our assets. The risk of cybersecurity attacks may increase as artificial intelligence capabilities improve and are increasingly used to identify vulnerabilities and construct increasingly sophisticated cybersecurity attacks, with the possibility of additional vulnerabilities being introduced through our own use of artificial intelligence and its use by our stakeholders, including vendors and customers. Establishing systems and processes to address these threats and changes in legal requirements relating to data collection and storage may increase our costs. Previous cybersecurity incidents have not materially affected us, including our business strategy, results of operations or financial condition. There can be no assurance of similar results in the future. Should future attacks succeed, it could expose us and our employees, customers, distributors and suppliers to the theft of assets, misuse of information or systems, the compromising of confidential information, manipulation and destruction of data, product failures, production downtimes and operations disruptions. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows. In addition, such cybersecurity incidents could result in litigation, regulatory action and potential liability and the costs and operational consequences of implementing further cybersecurity measures.
Changes in data privacy laws and our ability to comply with them could have a material adverse effect on us.
We collect and store data that is sensitive to us and our employees, customers, distributors and suppliers. A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. Many foreign data privacy regulations, including the General Data Protection Regulation (the “GDPR”) in the EU and the U.K., are more stringent than federal regulations in the United States. Within the United States, many states are considering adopting, or have already adopted privacy regulations, including, for example, the California Consumer Privacy Act. These laws and regulations are rapidly evolving and changing, and could have an adverse effect on our operations. Companies’ obligations and requirements under these laws and regulations are subject to uncertainty in how they may be interpreted by courts and governmental authorities. The costs of compliance with, and the other burdens imposed by, these and other laws or regulatory actions may increase our operational costs, and/or result in interruptions or delays in the availability of systems. In the case of non-compliance with these laws, including the GDPR, regulators have the authority to levy significant fines. In addition, if there is a breach of privacy, we may be required to make notifications under data privacy laws or regulations, or could become subject to litigation. The occurrence of any of these events could have a material adverse effect on our reputation, business, financial condition, results of operations and cash flows.
We may use artificial intelligence in our business, and challenges with properly managing its use could result in potential regulatory, financial and reputational risks.
We may use artificial intelligence in our business operations. Challenges associated with developing, deploying and governing such technologies could adversely affect our business, reputation and competitive position. The development and use of artificial intelligence involve risks, including the potential for inaccurate, incomplete or biased outputs, that could lead to errors in our decision-making and adversely impact business operations. In addition, employee use of artificial intelligence tools could result in the inadvertent disclosure of confidential or proprietary information to third parties, the misuse of our intellectual property or claims that we have violated third party intellectual property rights.
The rapid evolution of artificial intelligence technologies, together with emerging and potentially divergent governmental regulations and industry standards, may require ongoing investment in governance, monitoring, data security, training and compliance. Failure to appropriately develop, manage, secure and oversee our artificial intelligence activities could expose us to legal liability, operational disruptions, reputational harm and other adverse effects on our business and results of operations.
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
As of December 31, 2025, we had $1.6 billion of total debt on a consolidated basis. We and our subsidiaries may incur additional indebtedness in the future, subject to limitations in our debt agreements. This increase and any future increases in our level of indebtedness will have several important effects on our future operations, including, without limitation:
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
Sales outside of the U.S. for the year ended December 31, 2025 accounted for approximately 24% of our net sales. Our financial statements reflect translation of items denominated in non-U.S. currencies to U.S. dollars. Therefore, if the U.S. dollar strengthens in relation to the principal non-U.S. currencies from which we derive revenue as compared to a prior period, our U.S. dollar-reported revenue and income will effectively be decreased to the extent of the change in currency valuations and vice-versa. For the year ended December 31, 2025, foreign currency translations did not have a significant impact on our net sales. Fluctuations in foreign currency exchange rates, most notably the strengthening of the U.S. dollar against the euro, could have a material adverse effect on our reported revenue and income in future periods.
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
While we believe that we should be able to maintain a worldwide effective corporate tax rate that is competitive in our industry, we cannot give any assurance as to what our effective tax rate will be in the future, because of, among other things, uncertainty regarding the tax policies of the jurisdictions where we operate. Our actual effective tax rate may vary from our expectation and that variance may be material. Also, the tax laws of the U.S., the U.K., Ireland and other jurisdictions could change in the future, and such changes could cause a material change in our worldwide effective corporate tax rate. For example, the Organization for Economic Co-operation and Development introduced an international tax framework under Pillar II (the "Pillar II framework") which includes a global minimum tax of 15%. The Pillar II framework has been implemented by several jurisdictions, including jurisdictions in which we operate, with effect from January 1, 2024. Countries continue to announce changes in their tax laws and regulations based on the Pillar II framework. While we continue to evaluate the impact of these legislative changes as additional guidance becomes available, uncertainty remains regarding the timing and interpretation by tax authorities in affected jurisdictions. In addition, legislative or administrative action could be taken by the U.S., the U.K., Ireland or the EU which could override tax treaties or modify tax statutes or regulations upon which we expect to rely, limit the availability of tax benefits or deductions we currently claim or otherwise affect the taxes imposed on our worldwide operations and materially adversely affect our effective tax rate. We cannot predict the outcome of any specific legislative proposals. If proposals were enacted that had the effect of disregarding our incorporation in Ireland or limiting our ability as an Irish company to maintain tax residency in the U.K. and take advantage of the tax treaties among the U.S., the U.K. and Ireland, we could be subject to increased taxation, which could materially adversely affect our financial condition, results of operations, cash flows or our effective tax rate in future reporting periods.
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

The CTO has served in various roles in technology for over 25 years and in information security including product security for over a decade. The CTO holds a PhD in engineering and degrees in technology and management. The CISO has served in various roles in information technology and information security for over 25 years, including serving as a cybersecurity leader for global public companies for over a decade. The CISO holds a degree in technology.
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
Our key operations are conducted in manufacturing and distribution facilities throughout the world. The following is a summary of our principal manufacturing and distribution properties:

		Number of Facilities
	Manufacturing Plant Locations	Manufacturing Plants	Distribution Facilities
Systems Protection	U.S. and 10 other countries	34	16
Electrical Connections	U.S. and 4 other countries	15	7
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
Certain environmental laws impose liability on current or previous owners or operators of real property for the cost of removal or remediation of hazardous substances at their properties or at properties at which they have disposed of hazardous substances. Our accruals for environmental matters are recorded on a site-by-site basis when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated, based on current law and existing technologies. It can be difficult to estimate reliably the final costs of investigation and remediation due to various factors. In our opinion, the amounts accrued are appropriate based on facts and circumstances as currently known. As of December 31, 2025, our recorded reserves for environmental matters were not material. We do not anticipate these environmental conditions will have a material adverse effect on our financial position, results of operations or cash flows. However, unknown conditions, new details about existing conditions or changes in environmental requirements may give rise to environmental liabilities that will exceed the amount of our current reserves and could have a material adverse effect in the future.
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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
Current executive officers of nVent Electric plc, their ages, current position and their business experience during at least the past five years are as follows:

Name	Age	Current Position and Business Experience
Beth A. Wozniak	61	Chief Executive Officer since 2018 and Chair of the Board since 2023; Ms. Wozniak was the President of Pentair’s Electrical segment during 2017. Ms. Wozniak previously served as President of Pentair’s Flow & Filtration Solutions Global Business Unit from 2015 – 2016. Ms. Wozniak was President of the Environmental and Combustion Controls unit of Honeywell International Inc. (a software-industrial company) from 2011 – 2015 and President of the Sensing and Controls Unit of Honeywell International Inc. from 2006 – 2011, and she held various leadership positions at Honeywell International Inc. and its predecessor AlliedSignal Inc. from 1990 – 2006.
Gary L. Corona	51	Executive Vice President and Chief Financial Officer since March 2025; Mr. Corona was the interim Chief Financial Officer from 2024 – 2025 and the Senior Vice President of Finance from 2023 – 2024, of Medtronic plc (a healthcare technology company). Mr. Corona previously held various finance roles of increasing responsibility with General Mills, Inc. (a manufacturer and marketer of branded consumer foods) from 1997 – 2023, the last of which being Vice President, Corporate Finance from 2020 – 2023.
Jon D. Lammers	61	Executive Vice President and General Counsel and Secretary since 2018 and notified the Company that he intends to retire April 1, 2026; Mr. Lammers served as Pentair's General Counsel, Electrical from 2017-2018 and was an attorney at Foulston Siefkin LLP (a Kansas-based law firm) from 2016 – 2017. Mr. Lammers previously served as Senior Vice President, General Counsel and Secretary of Spirit Aerosystems Holdings, Inc. (a designer and manufacturer of aerostructures) from 2012 – 2016. He held various senior legal roles, including Deputy North American General Counsel and Asia Pacific General Counsel with Cargill Inc. from 1997 – 2012. Prior to his corporate experience, Mr. Lammers practiced law at Oppenheimer, Wolff & Donnelly (n/k/a Fox Rothschild LLP) from 1993 – 1997 and Paul Hastings LLP from 1991 – 1993.
Lynnette R. Heath	58	Executive Vice President and Chief Human Resources Officer since 2018; Ms. Heath was the Senior Vice President, Global Human Resources of Entrust Datacard (a privately held global security and identity company) from 2009 – 2017. Ms. Heath previously held various human resources roles with General Electric Company from 2000 – 2009, with McKesson Corporation from 1996 – 2000 and with Northern States Power Company (n/k/a Xcel Energy Inc.) from 1992 – 1996.
Aravind Padmanabhan	57	Executive Vice President and Chief Technology Officer since 2019; Mr. Padmanabhan was the Vice President and Chief Technology Officer of the Honeywell Connected Worker unit of Honeywell International Inc. (a software-industrial company) from 2018 – 2019, and served as Acting Chief Architect of the Honeywell Sentience Platform in 2018. Mr. Padmanabhan previously served as Vice President and Chief Technology Officer of the Home & Building Technologies unit of Honeywell International Inc. from 2016 – 2018 and the Environmental & Energy Solutions unit of Honeywell International Inc. from 2013 – 2016. Mr. Padmanabhan also previously held various other technology and engineering leadership positions at Honeywell International Inc. from 1997 – 2013.
Martha C. Bennett	53	Executive Vice President and Chief Marketing Officer since 2024; Ms. Bennett was the Chief Marketing Officer and Senior Vice President from 2023 – 2024, and the Vice President of Global Marketing Excellence from 2020 – 2023, of the Safety & Industrial Business Group at 3M Company ("3M") (a diversified technology company). Ms. Bennett previously held various marketing and leadership roles with 3M from 2004 – 2020, with Diamond Aircraft from 2003 – 2004 and with Bombardier Aerospace from 1998 – 2003.
Randolph A. Wacker	61	Senior Vice President and Chief Accounting Officer since 2018 and Treasurer since 2019; Mr. Wacker was the Assistant Corporate Controller of Pentair and served in that role from 2005-2017. Mr. Wacker served as the U.S. Controller of Computer Network Technologies from 2004 – 2005. He served over 10 years in corporate controlling and external reporting roles in various public companies. Mr. Wacker also served as an accountant with the public accounting firm Larson, Allen, Weishair & Co., LLP (n/k/a CliftonLarsonAllen) from 1988 – 1993.
Sara E. Zawoyski	51	President of Systems Protection since March 2025; Ms. Zawoyski was the Executive Vice President and Chief Financial Officer of the Company from 2019 – 2025 and Senior Vice President Finance and Treasurer from 2018 – 2019. Ms. Zawoyski previously served in the following roles at Pentair and its predecessors: Chief Financial Officer, Electrical Segment from 2017 – 2018, Chief Financial Officer, Flow and Filtration Solutions from 2015 – 2017, Chief Financial Officer Flow Technologies from 2014 – 2015, Chief Financial Officer, Equipment Protection from 2012 – 2014, and Vice President Investor Relations from 2010 – 2012. Ms. Zawoyski also previously held various investor relations and managerial finance leadership positions at PepsiAmericas from 2002 – 2010 and various positions in the audit practice of PricewaterhouseCoopers LLP from 1996 – 2002.

Brian Coleman	41	President of Electrical Connections since March 2025; Mr. Coleman was the President & General Manager of the Automotive & Aerospace Solutions Division at 3M (a diversified technology company) from 2024 – 2025, and of the Advanced Materials Division at 3M from 2023 – 2024. Mr. Coleman previously held various engineering, development and leadership roles with 3M from 2011 – 2023, and General Motors from 2006 – 2011.
Robert J. van der Kolk	57	President of EMEA and APAC since March 2025; Mr. van der Kolk was the President of Electrical Connections from 2018 – 2025. Mr. van der Kolk was the Vice President of Pentair’s Engineered & Fastening Solutions Strategic Business Unit of the Electrical segment and served in that role from 2015 – 2017. Mr. van der Kolk previously served as the Executive Vice President, Sales for ERICO from 2011 – 2015, and held various sales, development, and manufacturing leadership roles with ERICO from 2001 – 2008. Mr. van der Kolk held Plant Superintendent and Production Management roles for Cargill in the Netherlands and Germany from 1993 – 2001.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our ordinary shares are listed for trading on the New York Stock Exchange and trade under the symbol "NVT." As of December 31, 2025, there were 11,116 shareholders of record.
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
The following graph sets forth the cumulative total shareholder return on our ordinary shares from December 31, 2020, assuming the investment of $100 and the reinvestment of all dividends since that date to December 31, 2025. The graph also contains for comparison purposes the S&P Mid Cap 400 Index and the S&P Mid Cap 400 Industrials Index, assuming the same investment level and reinvestment of dividends. By virtue of our market capitalization, we are a component of the S&P Mid Cap 400 Index. On the basis of our size and diversity of businesses, we believe the S&P Mid Cap 400 Industrials Index is an appropriate published industry index for comparison purposes.

Comparison of Cumulative Total Return
$500
$450
$400
$350
$300
$250
$200
$150
$100
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
nVent Electric plc
S&P Mid Cap 400
S&P Mid Cap 400 Industrials

	Base Period December 31	INDEXED RETURNS Years ended December 31,
Company / Index	2020	2021	2022	2023	2024	2025
nVent Electric plc	$100	$167.15	$172.71	$269.39	$314.19	$475.26
S&P Mid Cap 400 Index	100	124.76	108.47	126.29	143.89	154.68
S&P Mid Cap 400 Industrials Index	100	128.45	113.68	149.41	169.56	191.48

Purchases of Equity Securities
The following table provides information with respect to purchases we made of our ordinary shares during the fourth quarter of 2025:

	(a)	(b)	(c)	(d)
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
October 1 – October 25, 2025	4,866	$99.44	—	$146,879,963
October 26 – November 22, 2025	666	110.68	—	146,879,963
November 23 – December 31, 2025	3,641	104.41	—	146,879,963
Total	9,173		—
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
(d)On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024 and expires on July 22, 2027. As of December 31, 2025, we had $146.9 million available for repurchases under the 2024 Authorization.
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

The following is the discussion and analysis of changes in the financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024. The discussion and analysis of fiscal year 2023 and changes in the financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 that are not included in this Form 10-K may be found in Part II, ITEM 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 18, 2025.
Overview
The terms "us," "we," "our," "the Company" or "nVent" refer to nVent Electric plc. nVent is a leading global provider of electrical connection and protection solutions. We believe our inventive electrical solutions enable safer systems and ensure a more secure world. We connect and protect some of the world's most critical electrical systems to make them safer, more efficient and resilient. We design, manufacture, market, install and service high performance products and solutions that connect and protect mission critical equipment, buildings and essential processes. We have a comprehensive portfolio of bus systems, cable management, control buildings, cooling solutions, both liquid and air, electrical connections, enclosures, equipment protection, power connections and power management solutions, and switchgear systems, and we are recognized globally for quality, reliability and innovation.
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across two segments: Systems Protection and Electrical Connections, which represented approximately 67% and 33% of total revenues during 2025, respectively. In 2025, we renamed our Enclosures segment to Systems Protection and our Electrical & Fastening Solutions segment to Electrical Connections.
•Systems Protection—The Systems Protection segment provides innovative solutions to help protect electronics, systems and data in mission critical applications, including data centers, that improve resiliency and energy efficiency. Our standard and custom protective enclosures, cooling solutions, both liquid and air, control buildings, switchgear systems and power distribution solutions help protect operating environments for mission critical applications in infrastructure, industrial and commercial verticals.

•Electrical Connections—The Electrical Connections segment provides innovative solutions that connect power and data infrastructure. Our offerings enhance end-user safety, reduce installation time and provide resiliency for critical systems. Our bus systems, cable management, electrical connections and solutions, and power connections help make electrical systems safe, efficient and resilient, and are used across commercial and residential, infrastructure and industrial verticals.
On May 18, 2023, as part of our Electrical Connections reporting segment, we completed the acquisition of ECM Investors, LLC, the parent of ECM Industries, LLC ("ECM Industries"), for approximately $1.1 billion in cash. ECM Industries is a leading provider of high-value electrical connectors, tools and test instruments and cable management. The purchase price was funded primarily through borrowings under the 2033 Notes and 2023 Term Loan Facility (as defined below).
On July 16, 2024, we completed the acquisition of Trachte, LLC ("Trachte") as part of our Systems Protection reporting segment, for approximately $0.7 billion in cash. Trachte is a leading manufacturer of engineered control building solutions designed to protect critical infrastructure assets. The purchase price was funded primarily through borrowings under the 2024 Term Loan Facility and Revolving Credit Facility (as defined below).
On January 30, 2025, we completed the sale of the Thermal Management business to BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management, for $1.6 billion in net cash proceeds, subject to certain customary purchase price adjustments. The results of the Thermal Management business have been presented as discontinued operations in our Consolidated Financial Statements for all periods presented. The assets and liabilities of this business have been presented as held for sale in the Consolidated Balance Sheets for all periods presented prior to the sale. The Thermal Management business was previously disclosed as a stand-alone reporting segment. For further details, see ITEM 8, Note 6 of the Notes to the Consolidated Financial Statements.
On May 1, 2025, we completed the acquisition of the enclosures, switchgear and bus systems businesses of Avail Infrastructure Solutions (the "Electrical Products Group") for approximately $1.0 billion. We funded the purchase price for the acquisition with available cash on hand. The Electrical Products Group is a leading provider of infrastructure solutions, designed to help ensure safe and reliable electrical operations primarily in the infrastructure vertical, including power utilities and data centers. We operate the Electrical Products Group predominantly within our Systems Protection reporting segment.
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2024 and 2025, and are reasonably likely to impact our results in the future:
•During 2024 and 2025, we experienced general inflationary increases, primarily related to labor, transportation and raw material costs. In addition, we continue to monitor and evaluate recently implemented tariffs, and the potential imposition of modified or additional tariffs. We may experience increased supply chain challenges, inflationary cost increases, and economic uncertainty due to the rapid changes in global trade policies. The effects from new tariffs imposed in 2025 did not have a material impact on our financial results in 2025 due to mitigating actions. We have taken pricing actions, and may take additional pricing actions going forward, and implemented, and plan to continue to implement, supply chain optimization and other productivity improvements that have helped, and could continue to help, offset expected cost increases. Given the uncertainty regarding the scope and duration of tariffs and other changes in trade policies, the potential impact remains uncertain, but we expect inflationary cost increases, including impacts related to tariffs, to continue in 2026 and beyond, which could negatively impact our results of operations.
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
•The converging megatrends of the electrification of everything, sustainability and digitalization, including the increased use of artificial intelligence, have led to sales growth, particularly in the infrastructure vertical, which includes our data centers business that is primarily in our Systems Protection segment. We expect these megatrends to continue and drive sales growth in 2026 and beyond.
•We have invested in innovation and new products, which has contributed to sales growth. We expect continued investment in new products to further drive sales growth in 2026 and beyond.

In 2026, our operating objectives include the following:
•Achieving differentiated revenue growth through focus on higher growth verticals, new products and innovation, global expansion and acquisitions;
•Deploying capital strategically to drive growth and value creation;
•Integrating recent acquisitions with our existing operations;
•Driving operational excellence through lean and agile, with specific focus on our digital transformation and supply chain resiliency;
•Optimizing our technological capabilities to increasingly generate innovative new and connected products and advance digital transformation;
•Enhancing and supporting employee engagement, development and retention; and
•Executing our sustainability strategy focused on People, Products, Planet and Governance.

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations were as follows:

	Years ended December 31		% / point change
In millions	2025	2024	2025 vs 2024
Net sales	$3,893.1	$3,006.1	29.5%
Cost of goods sold	2,424.0	1,797.0	34.9%
Gross profit	1,469.1	1,209.1	21.5%
% of net sales	37.7%	40.2%	(2.5)	pts

Selling, general and administrative	773.8	615.9	25.6%
% of net sales	19.9%	20.5%	(0.6)	pts
Research and development	78.5	66.1	18.8%
% of net sales	2.0%	2.2%	(0.2)	pts

Operating income	616.8	527.1	17.0%
% of net sales	15.8%	17.5%	(1.7)	pts

Other expense (income)
Net interest expense	75.0	106.0	N.M.
Other expense (income)	(8.2)	(8.1)	N.M.

Income before income taxes	550.0	429.2	28.1%
Provision for income taxes	121.5	188.4	N.M.
Effective tax rate	22.1%	43.9%	(21.8)	pts
Net income from continuing operations	428.5	240.8	77.9%
Income from discontinued operations, net of tax	281.7	91.0	209.6%

Net income	$710.2	$331.8	114.0%
N.M. Not Meaningful
Net sales
The components of the change in consolidated net sales were as follows:

2025 vs 2024
Organic growth	12.6%
Acquisition	16.3
Currency	0.6
Total	29.5%
The 29.5 percent increase in net sales in 2025 from 2024 was primarily the result of:
•sales of $489.9 million in 2025 as a result of the Electrical Products Group and Trachte acquisitions; and
•organic sales growth contribution of approximately 12.0% from our infrastructure business in 2025 from 2024, which includes selective increases in selling prices.

Gross profit
The 2.5 percentage point decrease in gross profit as a percentage of net sales in 2025 from 2024 was primarily the result of:
•inflationary increases, including the impacts related to tariffs, primarily related to raw materials and labor costs, compared to 2024; and
•investments in capacity to drive growth.
This decrease was partially offset by:
•higher sales volume resulting in increased leverage on fixed expenses; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.
Selling, general and administrative ("SG&A")
The 0.6 percentage point decrease in SG&A expense as a percentage of net sales in 2025 from 2024 was driven by:
•organic sales growth resulting in increased leverage on fixed expenses; and
•savings generated from restructuring and other productivity initiatives.
This decrease was partially offset by:
•intangible amortization expense of $147.1 million in 2025 compared to $94.7 million in 2024 as a result of the Electrical Products Group and Trachte acquisitions;
•inflationary increases impacting our labor costs, professional fees and other administrative costs; and
•investments in capacity, new products and digital to drive growth.
Net interest expense
The decrease in net interest expense in 2025 from 2024 was primarily the result of:
•the repayment of certain outstanding term loan facilities during 2025; and
•interest income earned on the cash proceeds from the sale of the Thermal Management business.
Other expense (income)
In 2025 and 2024, we recognized a pre-tax, non-cash pension and other post-retirement mark-to-market gain of $12.9 million and $0.1 million, respectively.
In 2024, we recorded $12.5 million of income related to the release of a guarantee liability.
Provision for income taxes
The 21.8 percentage point decrease in the effective tax rate in 2025 from 2024 was primarily the result of:
•$92.8 million of non-cash expense recorded in 2024 related to the establishment of valuation allowances on deferred tax assets related to tax-deductible statutory losses in Luxembourg initially established in 2023.
This decrease was partially offset by:
•increased earnings in higher tax rate jurisdictions.
Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, of $281.7 million in 2025 was primarily the result of:
•the gain on the sale of the Thermal Management business, net of transaction costs, of $435.3 million, partially offset by tax expense recorded as a result of the sale of $152.7 million.
SEGMENT RESULTS OF OPERATIONS
The summary that follows provides a discussion of the results of operations of both of our reportable segments (Systems Protection and Electrical Connections). Both of these segments comprise various product offerings that serve multiple end users.
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

Systems Protection
The net sales, segment income and segment income as a percentage of net sales for Systems Protection were as follows:

	Years ended December 31		% / point change
In millions	2025	2024	2025 vs 2024
Net sales	$2,592.9	$1,823.3	42.2%
Segment income	537.0	403.1	33.2%
% of net sales	20.7%	22.1%	(1.4	pts)
Net sales
The components of the change in Systems Protection net sales from the prior period were as follows:

2025 vs 2024
Organic growth	17.1%
Acquisition	24.3
Currency	0.8
Total	42.2%
The 42.2 percent increase in Systems Protection net sales in 2025 from 2024 was primarily the result of:
•sales of $443.9 million in 2025 as a result of the Electrical Products Group and Trachte acquisitions; and
•organic sales growth contribution of approximately 16.0% from our infrastructure business in 2025 from 2024, which includes selective increases in selling prices and growth in the data centers business.
Segment income
The components of the change in Systems Protection segment income as a percentage of net sales from the prior period were as follows:

	2025 vs 2024
Price/growth/acquisition	3.4	pts
Net productivity	(4.8)
Total	(1.4)	pts
The 1.4 percentage point decrease in segment income for Systems Protection as a percentage of net sales in 2025 from 2024 was primarily the result of:
•inflationary increases, including the impacts related to tariffs, primarily related to labor costs and raw materials, compared to 2024; and
•investments in capacity, new products and digital to drive growth.
This decrease was partially offset by:
•organic sales growth resulting in increased leverage on fixed expenses; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.
Electrical Connections
The net sales, segment income and segment income as a percentage of net sales for Electrical Connections were as follows:

	Years ended December 31		% / point change
In millions	2025	2024	2025 vs 2024
Net sales	$1,300.2	$1,182.8	9.9%
Segment income	372.6	354.5	5.1%
% of net sales	28.7%	30.0%	(1.3	pts)

Net sales
The components of the change in Electrical Connections net sales from the prior period were as follows:

2025 vs 2024
Organic growth	5.7%
Acquisition	3.9
Currency	0.3
Total	9.9%
The 9.9 percent increase in Electrical Connections net sales in 2025 from 2024 was primarily the result of:
•organic sales growth contribution of approximately 5.5% from our infrastructure business in 2025 from 2024, which includes selective increases in selling prices; and
•sales of $46.0 million in 2025 as a result of the Electrical Products Group acquisition.
Segment income
The components of the change in Electrical Connections segment income as a percentage of net sales from the prior period were as follows:

	2025 vs 2024
Price/growth/acquisition	1.6	pts
Net productivity	(2.9)
Total	(1.3)	pts
The 1.3 percentage point decrease in segment income for Electrical Connections as a percentage of net sales in 2025 from 2024 was primarily the result of:
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
LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of December 31, 2025, we had $237.5 million of cash on hand, of which $72.7 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical Connections products during the spring and summer months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities from continuing operations was $649.0 million in 2025. Net cash provided by operating activities in 2025 primarily reflects net income from continuing operations of $634.5 million, net of non-cash depreciation, amortization, changes in deferred taxes and pension and other-post retirement mark-to-market gain, partially offset by a $23.0 million increase in net working capital.
Net cash provided by operating activities from continuing operations was $501.0 million in 2024. Net cash provided by operating activities in 2024 primarily reflects net income from continuing operations of $472.0 million, net of non-cash depreciation, amortization, changes in deferred taxes and pension and other post-retirement mark-to-market gain, and a $3.5 million decrease in net working capital.

Investing activities
Net cash used for investing activities from continuing operations was $1,063.7 million in 2025, which primarily related to cash paid for the Electrical Products Group acquisition of $979.6 million and capital expenditures of $93.3 million. Net cash provided by investing activities from discontinued operations of $1,584.5 million in 2025 primarily relates to proceeds from the sale of the Thermal Management business, net of transaction costs and cash transferred.
Net cash used for investing activities from continuing operations was $750.8 million in 2024, which primarily related to cash paid for the Trachte acquisition of $677.7 million, net of cash acquired, and capital expenditures of $74.0 million.
Financing activities
Net cash used for financing activities was $968.4 million in 2025, which primarily related to repayments of long-term debt of $873.3 million, share repurchases of $253.1 million and dividends paid of $130.4 million, partially offset by proceeds from long-term debt of $275.0 million.
Net cash provided by financing activities was $146.2 million in 2024, which primarily related to proceeds from long-term debt of $500.0 million, partially offset by dividends paid of $126.8 million, repayments of long-term debt of $126.5 million and share repurchases of $100.0 million.
Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance”), a 100-percent owned subsidiary of nVent, issued $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes").
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
In February 2026, we entered into a supplemental indenture to the indenture governing the Notes as a result of which nVent Electric plc and Hoffman Schroff Holdings, Inc. fully and unconditionally and jointly and severally guarantee the Notes of nVent Finance (together with nVent Electric plc and Hoffman Schroff Holdings, Inc., the "Obligor Group"). nVent Electric plc is a holding company that has no independent assets or operations unrelated to its investments in consolidated subsidiaries. nVent Finance is a holding company that has no independent assets or operations unrelated to its investments in consolidated subsidiaries and the issuance of the Notes and other external debt. Hoffman Schroff Holdings, Inc. is a United States holding company and a 100 percent-owned indirect subsidiary of nVent Electric plc that has no independent assets or operations unrelated to its investments in consolidated subsidiaries and the guarantees of the Notes and other external debt. nVent Electric plc’s principal source of cash flow, including cash flow to make payments on the Notes pursuant to the guarantees, is dividends from its subsidiaries. nVent Finance's principal source of cash flow, including to make payments on the Notes, is interest income from its subsidiaries. Hoffman Schroff Holdings, Inc.'s principal source of cash flow, including to make payments on the Notes pursuant to the guarantees, is interest income from its subsidiaries. None of the other subsidiaries of any of the Obligor Group are under any direct obligation to pay or otherwise fund amounts due on the Notes or the guarantees, whether in the form of dividends, distributions, loans or other payments. In addition, there may be statutory and regulatory limitations on the payment of dividends from certain subsidiaries of the Obligor Group. If such subsidiaries are unable to transfer funds to the Obligor Group and sufficient cash or liquidity is not otherwise available, the Obligor Group may not be able to make principal and interest payments on their outstanding debt, including the Notes or the guarantees.
The Notes constitute general unsecured senior obligations of nVent Finance and rank equally in right of payment with all existing and future unsubordinated and unsecured indebtedness and liabilities of nVent Finance. The guarantees of the Notes by nVent Electric plc and Hoffman Schroff Holdings, Inc. constitute general unsecured obligations and rank equally in right of payment with all existing and future unsubordinated and unsecured indebtedness and liabilities of nVent Finance. Subject to certain qualifications and exceptions, the indenture pursuant to which the Notes were issued contains covenants that, among other things, restrict nVent Electric plc's, Hoffman Schroff Holdings, Inc.'s, nVent Finance’s and certain subsidiaries’ ability to merge or consolidate with another person, create liens or engage in sale and lease-back transactions.
There are no significant restrictions on the ability of nVent Electric plc to obtain funds from its subsidiaries by dividend or loan. None of the assets of nVent Electric plc or its subsidiaries represents restricted net assets pursuant to the guidelines established by the Securities and Exchange Commission.

The following table presents summarized financial information as of December 31, 2025 for the Obligor Group on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-Guarantor or issuer.

In millions	December 31, 2025
Current assets(1)	$9.2
Noncurrent assets(2)	1,599.5
Current liabilities(3)	60.4
Noncurrent liabilities(4)	1,579.2
(1) Includes assets due from non-guarantor subsidiaries of $0.7 million.
(2) Includes assets due from non-guarantor subsidiaries of $1,592.1 million.
(3) Includes liabilities due to non-guarantor subsidiaries of $0.2 million.
(4) Includes liabilities due to non-guarantor subsidiaries of $17.9 million.

The Obligor Group does not have material results of operations on a combined basis.
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
As of December 31, 2025, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
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
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of December 31, 2025, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.

Share repurchases
On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024 and expires on July 22, 2027.
During the year ended December 31, 2025, we repurchased 4.8 million of our ordinary shares for $253.1 million under the 2024 Authorization.
As of December 31, 2025, we had $146.9 million available for share repurchases under the 2024 Authorization.
Dividends
Dividends paid per ordinary share were $0.80 and $0.76 for the years ended December 31, 2025 and 2024, respectively.
On December 15, 2025, the Board of Directors declared a quarterly cash dividend of $0.21 that was paid on February 6, 2026 to shareholders of record at the close of business on January 23, 2026. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $34.6 million and $33.9 million at December 31, 2025 and 2024, respectively.
On February 16, 2026, the Board of Directors declared a quarterly cash dividend of $0.21 per ordinary share payable on May 8, 2026 to shareholders of record at the close of business on April 24, 2026.
Under Irish law, the payment of future cash dividends and repurchases of shares may be paid only out of nVent Electric plc's "distributable reserves" on its statutory balance sheet. nVent Electric plc is not permitted to pay dividends out of share capital, which includes share premiums. Distributable reserves may be created through the earnings of the Irish parent company and through a reduction in share capital approved by the Irish High Court. Distributable reserves of nVent Electric plc are not linked to a generally accepted accounting principles in the United States of America ("GAAP") reported amount (e.g., retained earnings). Our distributable reserve balance was $2.1 billion and $2.4 billion as of December 31, 2025 and 2024, respectively.
Authorized shares
Our authorized share capital consists of 400.0 million ordinary shares with a par value of $0.01 per share.
Material cash requirements
In general, we require cash to fund working capital investments, acquisitions, capital expenditures, debt and interest payments, taxes, dividends and share repurchases.
Our material contractual cash requirements as of December 31, 2025 include principal and interest on long-term debt as well as payments for lease liabilities. Servicing these obligations includes the following estimated cash outflows from December 31, 2025:

In millions	Within 1 year	Greater than 1 year	Total
Debt obligations	$13.8	$1,554.4	$1,568.2
Interest obligations on fixed-rate debt	59.3	259.1	318.4
Lease obligations, net of sublease rentals	40.9	153.6	194.5
Total	$114.0	$1,967.1	$2,081.1
We also incur purchase obligations in the ordinary course of business that are enforceable and legally binding. We have contractual purchase obligations of $69.8 million for 2026, which represent commitments for raw materials to be utilized in the normal course of business for which all significant terms have been confirmed. Contractual purchase obligations beyond 2026 are not material.
The total gross liability for uncertain tax positions at December 31, 2025 was estimated to be $10.3 million. We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Net interest expense, respectively in the Consolidated Statements of Operations and Comprehensive Income, which is consistent with our past practices. As of December 31, 2025, we have liabilities of $1.5 million for the possible payment of penalties and $1.5 million related to the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheet.
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
The following table is a reconciliation of free cash flow:

	Years ended December 31
In millions	2025	2024
Net cash provided by (used for) operating activities of continuing operations	$649.0	$501.0
Capital expenditures	(93.3)	(74.0)
Proceeds from sale of property and equipment	5.3	0.5
Free cash flow of continuing operations	$561.0	$427.5
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
As of December 31, 2025 and 2024, the outstanding value of bonds, letters of credit and bank guarantees totaled $75.7 million and $10.7 million, respectively.
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
Determining the fair value of the reporting units required the use of significant judgment, including assumptions about future revenues and expenses, capital expenditures and changes in working capital and discount rates, which are based on our annual operating plan and long-term business plan. These plans take into consideration numerous factors including historical experience, anticipated future economic conditions, and growth expectations for the industries and end markets in which the reporting unit participates. The level of judgment and estimation is inherently high. These assumptions are determined over a six year long-term planning period. The six year growth rates for revenues and operating profits vary for each reporting unit being evaluated. Revenues and operating profit beyond 2031 are projected to grow at a perpetual growth rate of 3.0% to 3.5%.
Discount rate assumptions for each reporting unit take into consideration our assessment of risks inherent in the future cash flows of the respective reporting unit and our weighted-average cost of capital. We utilized a 9.5% discount rate for each reporting unit in determining the discounted cash flows in our fair value analysis.
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
There was no impairment expense recorded in 2025, 2024 or 2023 related to goodwill. A 10% decrease in the fair values determined in the quantitative impairment assessment for each of the reporting units would not have changed our determination that the fair value of each reporting unit was in excess of its carrying value for 2025.
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

The impairment test for trade names consists of a comparison of the fair value of the trade name with its carrying value. Fair value is measured using the relief-from-royalty method. This method assumes the trade name has value to the extent that the owner is relieved of the obligation to pay royalties for the benefits received from them. This method requires us to estimate the future revenue for the related brands, the appropriate royalty rate and the weighted-average cost of capital. We utilized a royalty rate ranging from 2.0% to 5.5% for each trade name in our fair value analysis.
There was no impairment expense recorded in 2025, 2024 or 2023 related to identifiable intangible assets. A 10% decrease in the fair values determined in the quantitative impairment assessment for each of the trade names would not have changed our determination that the fair value of each trade name was in excess of its carrying value for 2025.
Pension and other post-retirement plans
We sponsor defined-benefit pension plans and a post-retirement health plan. The defined benefit plans cover certain non-U.S. employees and retirees and the pension benefits are based principally on an employee's years of service and/or compensation levels near retirement.
The amounts recognized in our consolidated financial statements related to our defined-benefit pension and other post-retirement plans are determined from actuarial valuations. Inherent in these valuations are assumptions, including: expected return on plan assets, discount rates and rate of increase in future compensation levels. These assumptions are updated annually and are disclosed for our defined-benefit pension plans and post-retirement health plan in ITEM 8, Note 13 to the Notes to Consolidated Financial Statements. Differences in actual experience or changes in assumptions may affect our pension and other post-retirement obligations and future expense.
We recognize changes in the fair value of plan assets and net actuarial gains or losses for pension and other post-retirement benefits annually in the fourth quarter each year (“mark-to-market adjustment”) and, if applicable, in any quarter in which an interim remeasurement is triggered. Net actuarial gains and losses occur when the actual experience differs from any of the various assumptions used to value our pension and other post-retirement plans or when assumptions change, as they may each year. The primary factors contributing to actuarial gains and losses each year are (1) changes in the discount rate used to value pension and other post-retirement benefit obligations as of the measurement date and (2) differences between the expected and the actual return on plan assets. This accounting method also results in the potential for volatile and difficult to forecast mark-to-market adjustments. Mark-to-market adjustments resulted in a pre-tax gain of $12.9 million in 2025, a pre-tax gain of $0.1 million in 2024, and a pre-tax loss of $13.4 million in 2023. The remaining components of pension expense, including service and interest costs and estimated return on plan assets, are recorded on a quarterly basis as ongoing pension expense.
Discount rates
The discount rate reflects the current rate at which the pension plan liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rates on our pension plans ranged from 1.25% to 4.91%, 1.00% to 5.39% and 1.00% to 4.88% in 2025, 2024 and 2023, respectively. The discount rates are determined by matching high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. There are no known or anticipated changes in our discount rate assumptions that will materially impact our pension expense in 2026.
Expected rates of return
The expected rates of return on our pension plan assets ranged from 0.50% to 3.25%, 1.00% to 3.25% and 1.00% to 3.75% in 2025, 2024 and 2023, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader long-term market indices. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
Sensitivity to changes in key assumptions
A 0.25 percentage point change in the discount rates used to measure our pension and other post-retirement benefit plans is estimated to have an impact on our total projected benefit obligation of approximately $4.5 million. A 0.25 percentage point change in the assumed rate of return on pension assets or discount rates for our pension and other post-retirement benefit plans is estimated to have no material impact on our ongoing pension expense. These estimates exclude any potential mark-to-market adjustments.
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
At December 31, 2025 and 2024, we had outstanding foreign currency derivative contracts, including those related to cross currency swaps that qualify as a hedge of future cash flows, with gross notional U.S. dollar equivalent amounts of $364.9 million and $259.3 million, respectively. Changes in the fair value of all derivatives that do not qualify as a hedge of future cash flows are recognized immediately in income. Gains and losses related to a hedge are deferred and recorded in the Consolidated Balance Sheets as a component of Accumulated other comprehensive loss and subsequently recognized in the Consolidated Statements of Operations and Comprehensive Income when the hedged item affects earnings.
At December 31, 2025 and 2024, we had a gross notional U.S. dollar equivalent amount of $153.0 million and $135.6 million designated as a net investment hedge for a portion of our net investment in our Euro denominated subsidiaries. The hedge is intended to reduce, but will not eliminate, the impact on our financial results of changes in the exchange rate between the Euro and the U.S. dollar. The currency risk related to the net investment hedge is measured by estimating the potential impact of a 10% change in the value of the U.S. dollar relative to the Euro. The rates used to perform this analysis were based on the market exchange rates in effect on December 31, 2025. A 10% appreciation or a 10% depreciation of the U.S. dollar relative to the Euro would result in a change in Accumulated other comprehensive loss of $15.3 million. However, the change in Accumulated other comprehensive loss would be offset by decreases or increases in the hedged net investments on our balance sheet due to currency translation.
Interest rate risk
Our debt portfolio as of December 31, 2025 was comprised of debt denominated in U.S. dollars. The debt portfolio is comprised of approximately 83% fixed-rate debt and 17% variable-rate debt. Changes in interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the fair value, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows but does not impact the net financial instrument position.
Based on the fixed-rate debt included in our debt portfolio, as of December 31, 2025, a 100 basis point increase or decrease in interest rates would result in a $56.6 million decrease or a $60.2 million increase in fair value, respectively.
Based on the variable-rate debt included in our debt portfolio as of December 31, 2025, a 100 basis point increase or decrease in interest rates would result in a $2.7 million increase or decrease in interest incurred.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria for effective internal control over financial reporting described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2025, the Company's internal control over financial reporting was effective based on those criteria.
In May 2025, the Company acquired the enclosures, switchgear and bus systems businesses of Avail Infrastructure Solutions (the "Electrical Products Group"). The Company is continuing to integrate the Electrical Products Group into its internal control over financial reporting, and management's evaluation of the effectiveness of the Company's internal control over financial reporting excluded the Electrical Products Group as of December 31, 2025. The Electrical Products Group accounted for approximately 4% of total assets, excluding acquired goodwill and identifiable intangible assets which are included within the scope of management's assessment, and approximately 9% of total net sales included within the consolidated financial statements of nVent Electric plc as of and for the fiscal year ended December 31, 2025.
Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company's internal control over financial reporting as of December 31, 2025. That attestation report is set forth immediately following this management report.

Beth A. Wozniak	Gary L. Corona
Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
nVent Electric plc
London, United Kingdom
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of nVent Electric plc and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.
As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the enclosures, switchgear and bus systems businesses of Avail Infrastructure Solutions (the "Electrical Products Group"), which was acquired on May 1, 2025, and whose financial statements constitute approximately 4% of total assets, excluding acquired goodwill and identifiable intangible assets which are included within the scope of management's assessment, and approximately 9% of total net sales included within the consolidated financial statements of nVent Electric plc as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at the Electrical Products Group.
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
February 17, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
nVent Electric plc
London, United Kingdom
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of nVent Electric plc and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and other comprehensive income, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Acquisitions - Valuation of an Electrical Products Group Acquired Customer Relationship Intangible Asset — Refer to Note 5 to the financial statements
Critical Audit Matter Description

On May 1, 2025, the Company completed the acquisition of the enclosures, switchgear and bus systems businesses of Avail Infrastructure Solutions (the “Electrical Products Group”) for consideration paid of $979.6 million. The acquired business operates predominantly within the Systems Protection reporting segment. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including customer relationship intangible assets of $325.2 million. Management estimated the fair values of the customer relationship intangible assets using the multi-period excess earnings method, which is a specific discounted cash flow method. The fair value determination of the Systems Protection reporting segment customer relationship intangible asset acquired required management to make significant estimates and assumptions related to future cash flows, including earnings before interest and taxes (“EBIT”) margin and revenue growth assumptions, the contributory asset charge, and the selection of the discount and customer attrition rates.

Given the significance of the Systems Protection reporting segment customer relationship intangible asset acquired and the requirement of management to make significant estimates and assumptions to estimate the fair value of this asset, we identified the valuation of the Systems Protection reporting segment customer relationship intangible asset acquired as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows, including margin and revenue growth assumptions, the contributory asset charge, and the selection of the discount and customer attrition rates for the Systems Protection reporting segment customer relationship intangible asset acquired.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the forecasts of future cash flows, including the margin and revenue growth rates, the contributory asset charge, and the selection of the discount and customer attrition rates for the acquired Systems Protection reporting segment customer relationship intangible asset included the following, among others:
•We tested the effectiveness of controls over the valuation of the acquired customer relationship intangible asset, including management’s controls over forecasts of future cash flows, including EBIT margin and revenue growth assumptions, the contributory asset charge, and the selection of the discount and customer attrition rates.
•We assessed the reasonableness of management’s forecasts of future cash flows, including EBIT margin and revenue growth assumptions, by comparing the projections to historical results for the Electrical Products Group, certain peer companies’ historical results, and industry reports.
•With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology, (2) the contributory asset charge and (3) the discount and customer attrition rates by:
–Testing the source information underlying the determination of the contributory asset charge and the discount and customer attrition rates.
–Comparing the selected customer attrition rate to the historical customer attrition rate observed by the Electrical Products Group.
–Testing the mathematical accuracy of the contributory asset charge and the discount and customer attrition rate calculations.
–Developing a range of independent estimates and comparing those to the discount rate and customer attrition rate selected by management.
/s/ Deloitte & Touche LLP
Minneapolis, Minnesota
February 17, 2026
We have served as the Company's auditor since 2017.

nVent Electric plc
Consolidated Statements of Operations and Comprehensive Income

	Years ended December 31
In millions, except per share data	2025	2024	2023
Net sales	$3,893.1	$3,006.1	$2,668.9
Cost of goods sold	2,424.0	1,797.0	1,593.7
Gross profit	1,469.1	1,209.1	1,075.2
Selling, general and administrative	773.8	615.9	557.3
Research and development	78.5	66.1	55.2
Operating income	616.8	527.1	462.7
Net interest expense	75.0	106.0	79.4
Gain on sale of investment	—	—	(10.3)
Other expense (income)	(8.2)	(8.1)	18.3
Income before income taxes	550.0	429.2	375.3
Provision (benefit) for income taxes	121.5	188.4	(84.4)
Net income from continuing operations	428.5	240.8	459.7
Income from discontinued operations, net of tax	281.7	91.0	107.4
Net income	$710.2	$331.8	$567.1
Comprehensive income, net of tax
Net income	$710.2	$331.8	$567.1
Changes in cumulative translation adjustment (2025 includes $92.7 million reclassified to gain on sale included in Income from discontinued operations, net of tax)	126.9	(43.6)	10.5
Changes in market value of derivative financial instruments, net of tax	(13.7)	3.2	(14.9)
Comprehensive income	$823.4	$291.4	$562.7
Earnings per ordinary share
Basic
Continuing operations	$2.63	$1.45	$2.78
Discontinued operations	1.73	0.55	0.64
Basic earnings per ordinary share	$4.36	$2.00	$3.42
Diluted
Continuing operations	$2.60	$1.43	$2.73
Discontinued operations	1.71	0.54	0.64
Diluted earnings per ordinary share	$4.31	$1.97	$3.37
Weighted-average ordinary shares outstanding
Basic	162.4	165.5	165.6
Diluted	164.6	168.2	168.2
See accompanying notes to consolidated financial statements.

nVent Electric plc
Consolidated Balance Sheets

	December 31
In millions, except per share data	2025	2024
Assets
Current assets
Cash and cash equivalents	$237.5	$131.2
Accounts and notes receivable, net of allowances of $13.7 and $14.3, respectively	693.0	473.1
Inventories	471.9	360.3
Other current assets	237.2	123.9
Current assets held for sale	—	300.8
Total current assets	1,639.6	1,389.3
Property, plant and equipment, net	434.5	347.9
Other assets
Goodwill	2,678.0	2,221.8
Intangibles, net	1,876.5	1,587.0
Other non-current assets	223.3	213.6
Non-current assets held for sale	—	975.3
Total other assets	4,777.8	4,997.7
Total assets	$6,851.9	$6,734.9
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$13.8	$37.5
Accounts payable	358.9	280.1
Employee compensation and benefits	156.6	95.0
Other current liabilities	474.2	266.5
Current liabilities held for sale	—	122.5
Total current liabilities	1,003.5	801.6
Other liabilities
Long-term debt	1,546.0	2,117.5
Pension and other post-retirement compensation and benefits	135.6	131.7
Deferred tax liabilities	232.0	242.7
Other non-current liabilities	204.6	157.9
Non-current liabilities held for sale	—	45.9
Total liabilities	3,121.7	3,497.3
Commitments and Contingencies (Note 18)
Equity
Ordinary shares $0.01 par value, 400.0 million authorized, 161.7 million and 165.0 million issued at December 31, 2025 and 2024, respectively	1.6	1.7
Additional paid-in capital	2,072.3	2,271.7
Retained earnings	1,687.5	1,108.6
Accumulated other comprehensive loss	(31.2)	(144.4)
Total equity	3,730.2	3,237.6
Total liabilities and equity	$6,851.9	$6,734.9
See accompanying notes to consolidated financial statements.

nVent Electric plc
Consolidated Statements of Cash Flows

	Years ended December 31
In millions	2025	2024	2023
Operating activities
Net income	$710.2	$331.8	$567.1
Less: Income from discontinued operations, net of tax	281.7	91.0	107.4
Net income from continuing operations	428.5	240.8	459.7
Adjustments to reconcile net income to net cash provided by (used for) operating activities of continuing operations
Depreciation	60.7	51.3	43.7
Amortization	147.1	94.7	69.5
Deferred income taxes	11.1	85.3	(165.9)
Share-based compensation	37.5	27.3	21.8
Impairment of equity investments	—	8.8	—
Release of guarantee liability	—	(12.5)	—
Gain on sale of investment	—	—	(10.3)
Amortization of bridge financing debt issuance costs	—	2.2	3.6
Pension and other post-retirement (income) expense	(7.0)	5.4	19.9
Pension and other post-retirement contributions	(5.4)	(4.7)	(4.8)
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(112.1)	38.6	(22.4)
Inventories	(78.7)	(0.6)	21.9
Other current assets	(4.1)	(9.9)	(11.3)
Contract assets and liabilities	39.1	(16.1)	4.7
Accounts payable	57.2	1.5	7.5
Employee compensation and benefits	49.1	(10.8)	3.4
Other current liabilities	26.5	0.8	(6.2)
Other non-current assets and liabilities	(0.5)	(1.1)	(12.6)
Net cash provided by (used for) operating activities of continuing operations	649.0	501.0	422.2
Net cash provided by (used for) operating activities of discontinued operations	(183.8)	142.1	105.9
Net cash provided by (used for) operating activities	465.2	643.1	528.1
Investing activities
Capital expenditures	(93.3)	(74.0)	(65.6)
Proceeds from sale of property and equipment	5.3	0.5	0.1
Proceeds from sale of investment	—	—	14.1
Settlement of net investment hedge	—	0.4	4.8
Acquisitions, net of cash acquired	(975.7)	(677.7)	(1,120.1)
Net cash provided by (used for) investing activities of continuing operations	(1,063.7)	(750.8)	(1,166.7)
Net cash provided by (used for) investing activities of discontinued operations	1,584.5	(7.6)	2.0
Net cash provided by (used for) investing activities	520.8	(758.4)	(1,164.7)
Financing activities
Proceeds from long-term debt	275.0	500.0	800.0
Repayments of long-term debt	(873.3)	(126.5)	(101.1)
Settlement of cash flow hedge	—	—	4.5
Debt issuance costs	(2.0)	(3.9)	(11.2)
Dividends paid	(130.4)	(126.8)	(116.8)
Shares issued to employees, net of shares withheld	15.4	3.4	2.1
Repurchases of ordinary shares	(253.1)	(100.0)	(60.8)
Net cash provided by (used for) financing activities	(968.4)	146.2	516.7
Effect of exchange rate changes on cash and cash equivalents	30.0	(26.1)	7.5
Change in cash and cash equivalents	47.6	4.8	(112.4)
Cash and cash equivalents, beginning of year	131.2	179.6	290.0
Cash and cash equivalents within assets held for sale, beginning of period	58.7	5.5	7.5
Less: Cash and cash equivalents within assets held for sale, end of period	—	58.7	5.5
Cash and cash equivalents, end of year	$237.5	$131.2	$179.6

Supplemental cash flow information
Cash paid for interest, net	$106.2	$134.8	$103.2
See accompanying notes to consolidated financial statements.

nVent Electric plc
Consolidated Statements of Changes in Equity

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
Balance - December 31, 2022	165.3	$1.7	$2,372.3	$457.3	$(99.6)	$2,731.7
Net income	—	—	—	567.1	—	567.1
Other comprehensive income (loss), net of tax	—	—	—	—	(4.4)	(4.4)
Dividends declared	—	—	—	(119.1)	—	(119.1)
Share repurchases	(1.2)	—	(58.8)	—	—	(58.8)
Exercise of options, net of shares tendered for payment	0.4	—	10.8	—	—	10.8
Issuance of restricted shares, net of cancellations	0.7	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(8.7)	—	—	(8.7)
Share-based compensation	—	—	23.5	—	—	23.5
Balance - December 31, 2023	165.1	$1.7	$2,339.1	$905.3	$(104.0)	$3,142.1
Net income	—	—	—	331.8	—	331.8
Other comprehensive income (loss), net of tax	—	—	—	—	(40.4)	(40.4)
Dividends declared	—	—	—	(128.5)	—	(128.5)
Share repurchases	(1.5)	—	(100.0)	—	—	(100.0)
Exercise of options, net of shares tendered for payment	1.0	—	16.7	—	—	16.7
Issuance of restricted shares, net of cancellations	0.6	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(13.2)	—	—	(13.2)
Share-based compensation	—	—	29.1	—	—	29.1
Balance - December 31, 2024	165.0	$1.7	$2,271.7	$1,108.6	$(144.4)	$3,237.6
Net income	—	—	—	710.2	—	710.2
Other comprehensive income (loss), net of tax	—	—	—	—	113.2	113.2
Dividends declared	—	—	—	(131.3)	—	(131.3)
Share repurchases	(4.8)	(0.1)	(253.0)	—	—	(253.1)
Exercise of options, net of shares tendered for payment	1.1	—	25.9	—	—	25.9
Issuance of restricted shares, net of cancellations	0.6	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.2)	—	(10.6)	—	—	(10.6)
Share-based compensation	—	—	38.3	—	—	38.3
Balance - December 31, 2025	161.7	$1.6	$2,072.3	$1,687.5	$(31.2)	$3,730.2
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
On July 31, 2024, we entered into a definitive agreement to sell our Thermal Management business to BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management. We completed the sale of the Thermal Management business on January 30, 2025, which resulted in $1.6 billion in net cash proceeds, subject to certain customary purchase price adjustments. As a result of the agreement, the Thermal Management business met the criteria set forth in Accounting Standards Codification ("ASC") 205-20 to be presented as a discontinued operation and the related assets and liabilities have been presented as held for sale. The Thermal Management business' results of operations and the related cash flows are reflected in Income from discontinued operations, net of tax in the Consolidated Statements of Operations and Comprehensive Income and cash flows from discontinued operations in the Consolidated Statements of Cash Flows, respectively, for all periods presented. For additional information regarding this transaction and its effect on our financial reporting, see Note 6 below.
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
Our performance obligations are satisfied at a point in time or over time as work progresses. Revenue from products and services transferred to customers at a point in time accounted for 65%, 76% and 79% of our revenue for the years ended

nVent Electric plc
Notes to consolidated financial statements

December 31, 2025, 2024 and 2023, respectively. Revenue on these contracts is recognized when obligations under the terms of the contract with our customer are satisfied; generally this occurs with the transfer of control upon shipment.
Revenue from products and services transferred to customers over time accounted for 35%, 24% and 21% of our revenue for the years ended December 31, 2025, 2024 and 2023, respectively. For the majority of our revenue recognized over time, we use an input measure to determine progress towards completion. Under this method, sales and gross profit are recognized as work is performed generally based on the relationship between the actual costs incurred and the total estimated costs at completion ("the cost-to-cost method") or based on efforts for measuring progress towards completion in situations in which this approach is more representative of the progress on the contract than the cost-to-cost method. Contract costs include labor, material, overhead and, when appropriate, general and administrative expenses. Changes to the original estimates may be required during the life of the contract and such estimates are reviewed on a regular basis. Sales and gross profit are adjusted using the cumulative catch-up method for revisions in estimated total contract costs. These reviews have not resulted in adjustments that were significant to our results of operations. For performance obligations related to long-term contracts, when estimates of total costs to be incurred on a performance obligation exceed total estimates of revenue to be earned, a provision for the entire loss on the performance obligation is recognized in the period the loss is determined.
We use an output method to measure progress towards completion for certain of our Systems Protection businesses, as this method appropriately depicts performance towards satisfaction of the performance obligation. Under the output method, revenue is recognized based on number of units produced.
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
Trade receivables and concentration of credit risk
We record an allowance for doubtful accounts to reduce our receivables balance by the amount that is estimated to be uncollectible from our customers, or the expected loss. Estimates used in determining the allowance for doubtful accounts are based on historical collection experience, including write-offs and recoveries, periodic credit evaluations of our customers' financial situation and current circumstances, as well as reasonable and supportable forecasts of future economic conditions. We generally do not require collateral. Accounts receivable from one customer represented approximately 11% of total accounts receivable as of December 31, 2025. No customer receivable balance exceeded 10% of total net receivable balance as of December 31, 2024.
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
We review the recoverability of long-lived assets to be held and used, such as property, plant and equipment, when events or changes in circumstances occur that indicate the carrying value of the asset or asset group may not be recoverable. The assessment of possible impairment is based on our ability to recover the carrying value of the asset or asset group from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If these cash flows are less than the carrying value of such asset or asset group, an impairment loss is recognized for the difference between estimated fair value and carrying value. Impairment losses on long-lived assets held for sale are determined considering the selling price, and fair values are reduced for the cost to dispose of the assets. The measurement of impairment requires us to estimate future cash flows and the fair value of long-lived assets. There was no material impairment expense recorded in 2025, 2024 or 2023 related to long-lived assets.

nVent Electric plc
Notes to consolidated financial statements

The following table presents geographic Property, plant and equipment, net by region as of December 31:

In millions	2025	2024
U.S.	$292.8	$214.1
Mexico	43.3	42.9
EMEA (1)	80.8	72.3
Rest of World (2)	17.6	18.6
Consolidated	$434.5	$347.9
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
There was no impairment expense recorded in 2025, 2024 or 2023 related to goodwill.
Identifiable intangible assets
Our primary identifiable intangible assets include customer relationships, trade names, proprietary technologies and patents and backlog. Identifiable intangibles with definite lives are amortized and those identifiable intangibles with indefinite lives are not amortized. Identifiable intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Identifiable intangible assets not subject to amortization are tested for impairment annually or more frequently if events warrant. We complete our annual impairment test during the fourth quarter each year for those identifiable assets not subject to amortization.
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
There was no impairment expense recorded in 2025, 2024 or 2023 related to identifiable intangible assets.

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
New accounting standards
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, "Disaggregation of Income Statement Expenses", which is intended to improve disclosures about a public business entity's expenses. It requires public entities to disaggregate specific types of expenses, including disclosures for purchases of inventory, employee compensation, depreciation, and intangible asset amortization, as well as selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be adopted on a retrospective or prospective basis. We are currently evaluating the potential impact of adopting this new guidance on the related disclosures within our consolidated financial statements.
2.Revenue
Disaggregation of revenue
We disaggregate our revenue from contracts with customers by geographic location and vertical, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Year ended December 31, 2025
In millions	Systems Protection	Electrical Connections	Total
Americas	$2,052.3	$1,106.0	$3,158.3
EMEA (1)	433.8	153.5	587.3
Asia-Pacific	106.8	40.7	147.5
Total	$2,592.9	$1,300.2	$3,893.1

	Year ended December 31, 2024
In millions	Systems Protection	Electrical Connections	Total
Americas	$1,327.9	$997.6	$2,325.5
EMEA (1)	387.2	146.7	533.9
Asia-Pacific	108.2	38.5	146.7
Total	$1,823.3	$1,182.8	$3,006.1

	Year ended December 31, 2023
In millions	Systems Protection	Electrical Connections	Total
Americas	$1,137.9	$877.0	$2,014.9
EMEA (1)	369.7	151.6	521.3
Asia-Pacific	98.3	34.4	132.7
Total	$1,605.9	$1,063.0	$2,668.9
(1) EMEA includes Europe, Middle East, India and Africa.

nVent Electric plc
Notes to consolidated financial statements

Vertical net sales information was as follows:

	Year ended December 31, 2025
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$1,298.9	$447.2	$1,746.1
Industrial	998.9	170.9	1,169.8
Commercial & Residential	260.8	636.0	896.8
Energy	34.3	46.1	80.4
Total	$2,592.9	$1,300.2	$3,893.1

	Year ended December 31, 2024
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$640.0	$340.9	$980.9
Industrial	911.3	153.3	1,064.6
Commercial & Residential	242.7	636.2	878.9
Energy	29.3	52.4	81.7
Total	$1,823.3	$1,182.8	$3,006.1

	Year ended December 31, 2023
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$468.9	$327.9	$796.8
Industrial	868.9	123.4	992.3
Commercial & Residential	242.4	567.6	810.0
Energy	25.7	44.1	69.8
Total	$1,605.9	$1,063.0	$2,668.9
Contract balances
Contract assets and liabilities consisted of the following:

In millions	December 31, 2025	December 31, 2024	$ Change	% Change
Contract assets	$160.8	$54.9	$105.9	192.9%
Contract liabilities	176.8	22.5	154.3	685.8%
Net contract assets (liabilities)	$(16.0)	$32.4	$(48.4)	(149.4)%

In millions	December 31, 2024	December 31, 2023	$ Change	% Change
Contract assets	$54.9	$13.6	$41.3	303.7%
Contract liabilities	22.5	8.0	14.5	181.3%
Net contract assets (liabilities)	$32.4	$5.6	$26.8	478.6%
The $48.4 million decrease in net contract assets in 2025 was primarily the result of the acquisition of the enclosures, switchgear and bus systems businesses of Avail Infrastructure Solutions (the "Electrical Products Group") and the timing of milestone invoicing. The $26.8 million increase in net contract liabilities in 2024 was primarily the result of the acquisition of Trachte, LLC ("Trachte") and the timing of milestone invoicing. The majority of our contract liabilities at December 31, 2024 and 2023 were recognized in revenue as of December 31, 2025 and 2024, respectively. There were no material impairment losses recognized on our contract assets for the twelve months ended December 31, 2025 and 2024.
Remaining performance obligations
Beginning December 31, 2025, we discontinued the use of the practical expedient to disclose only the value of remaining performance obligations for contracts with an original expected length of one year or more and will disclose the remaining performance obligations for the Company regardless of duration, which we believe is preferable as it provides a more comprehensive view of our backlog. On December 31, 2025, we had $2,349.9 million of remaining performance obligations.

nVent Electric plc
Notes to consolidated financial statements

We expect to recognize the majority of our remaining performance obligations on these contracts within the next twelve months.
3.Restructuring
During 2025, 2024 and 2023, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business. Restructuring initiatives during the years ended December 31, 2025, 2024 and 2023 included a reduction in hourly and salaried headcount of approximately 90, 125 and 65 employees, respectively.
Restructuring related costs included in Selling, general and administrative in the Consolidated Statements of Operations and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Years ended December 31
In millions	2025	2024	2023
Severance and related costs	$4.8	$4.9	$3.3
Other	2.7	2.1	0.6
Total restructuring costs	$7.5	$7.0	$3.9
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment as well as Enterprise and other were as follows:

	Years ended December 31
In millions	2025	2024	2023
Systems Protection	$1.2	$1.2	$1.4
Electrical Connections	3.4	4.8	1.6
Enterprise and other	2.9	1.0	0.9
Consolidated	$7.5	$7.0	$3.9
Activity related to accrued severance and related costs recorded in Other current liabilities in the Consolidated Balance Sheets is summarized as follows:

	Years ended December 31
In millions	2025	2024
Beginning balance	$1.8	$1.2
Costs incurred	4.8	4.9
Cash payments and other	(3.8)	(4.3)
Ending balance	$2.8	$1.8

nVent Electric plc
Notes to consolidated financial statements

4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Years ended December 31
In millions, except per share data	2025	2024	2023
Net income from continuing operations	$428.5	$240.8	$459.7
Income from discontinued operations, net of tax	281.7	91.0	107.4
Net income	$710.2	$331.8	$567.1
Weighted-average ordinary shares outstanding
Basic	162.4	165.5	165.6
Dilutive impact of stock options, restricted stock units and performance share units	2.2	2.7	2.6
Diluted	164.6	168.2	168.2
Earnings per ordinary share
Basic
Continuing operations	$2.63	$1.45	$2.78
Discontinued operations	1.73	0.55	0.64
Basic earnings per ordinary share	$4.36	$2.00	$3.42
Diluted
Continuing operations	$2.60	$1.43	$2.73
Discontinued operations	1.71	0.54	0.64
Diluted earnings per ordinary share	$4.31	$1.97	$3.37
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.0	0.3	0.3
5.Acquisitions
Electrical Products Group Acquisition
On May 1, 2025, we acquired the Electrical Products Group for a purchase price of $979.6 million in cash. The Electrical Products Group is a leading provider of infrastructure solutions, designed to help ensure safe and reliable electrical operations primarily in the infrastructure vertical, including power utilities and data centers. We operate the Electrical Products Group predominantly within our Systems Protection reporting segment. We funded the purchase price for the acquisition with available cash on hand.
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
Notes to consolidated financial statements

The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Electrical Products Group acquisition previously reported as of September 30, 2025 and revised as of December 31, 2025:

In millions	As Previously Reported	As Revised
Accounts receivable	$98.0	$98.0
Inventories	22.0	22.0
Other current assets	87.3	87.4
Property, plant and equipment	39.0	38.9
Identifiable intangible assets	433.8	433.8
Goodwill	440.9	439.3
Other assets	23.5	26.2
Current liabilities	(145.8)	(146.0)
Other liabilities	(20.0)	(20.0)
Purchase price	$978.7	$979.6
The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $439.3 million, substantially all of which is expected to be deductible for income tax purposes. Goodwill recognized from the Electrical Products Group acquisition reflects the future economic benefit resulting from synergies of our combined operations.
Preliminary identifiable intangible assets acquired relate to $325.2 million of definite-lived customer relationships with estimated useful lives of 16 and 20 years, $32.8 million of definite-lived proprietary technologies with estimated useful lives of 8 years and $75.8 million of customer backlog with estimated useful lives of approximately 3 years. The fair values of proprietary technologies acquired in the acquisition were determined using a relief-from-royalty method, and the fair values of customer relationships and customer backlog acquired were determined using a multi-period excess earnings method. These methods utilize unobservable inputs that are significant to these fair value measurements and thus classified as Level 3 of the fair value hierarchy.
Electrical Products Group net sales and operating income for the period from the acquisition date to December 31, 2025 were $331.7 million and $35.6 million, respectively. Electrical Products Group operating income for the year ended December 31, 2025 includes $34.1 million of identifiable intangible asset amortization expense.
Trachte Acquisition
On July 16, 2024, as part of our Systems Protection reporting segment, we completed the acquisition of Trachte for approximately $687.5 million in cash. Trachte is a leading manufacturer of engineered control building solutions designed to protect critical infrastructure assets. The purchase price was funded primarily through borrowings under the 2024 Term Loan Facility and the Revolving Credit Facility (as described in Note 10 below).
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
The following table presents unaudited pro forma financial information as if the acquisitions of Electrical Products Group and Trachte had occurred on January 1, 2024 and January 1, 2023, respectively:

	Years ended December 31
In millions, except per share data	2025	2024
Net sales	$4,032.9	$3,480.2
Net income from continuing operations	444.5	242.0
Net income	726.2	333.0

Earnings per ordinary share
Basic
Continuing operations	$2.74	$1.46
Basic earnings per ordinary share	$4.47	$2.01
Diluted
Continuing operations	$2.70	$1.44
Diluted earnings per ordinary share	$4.41	$1.98
The unaudited pro forma results include adjustments for the amortization of acquired intangible assets and interest expense on debt issued to finance the Trachte acquisition, as well as the related income tax impact.
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

nVent Electric plc
Notes to consolidated financial statements

2023 Acquisitions
On May 18, 2023, as part of our Electrical Connections reporting segment, we completed the acquisition of ECM Investors, LLC, the parent of ECM Industries, LLC ("ECM Industries"), for approximately $1.1 billion in cash. ECM Industries is a leading provider of high-value electrical connectors, tools and test instruments and cable management. The purchase price was funded primarily through borrowings under the 2033 Notes and 2023 Term Loan Facility (as described in Note 10 below).
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
On July 10, 2023, we acquired TEXA Industries for approximately $34.8 million in cash. TEXA Industries is an Italian manufacturer of industrial cooling applications that we market as part of the nVent HOFFMAN product line within our Systems Protection segment. We acquired $5.2 million of debt with the TEXA Industries acquisition, which we repaid in full in 2023.
The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $10.9 million, none of which is expected to be deductible for income tax purposes. Identifiable intangible assets acquired included $12.4 million of definite-lived customer relationships with an estimated useful life of 13 years.

nVent Electric plc
Notes to consolidated financial statements

6.Discontinued Operations
On January 30, 2025, we completed the sale of the Thermal Management business to BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management, for a purchase price of $1.7 billion in cash, subject to customary purchase price adjustments, resulting in cash proceeds, net of transaction costs and cash transferred, of $1,585.1 million. The results of the Thermal Management business have been presented as discontinued operations in our Consolidated Statements of Operations and Comprehensive Income for all periods presented. The assets and liabilities of this business have been presented as held for sale in the Consolidated Balance Sheet for the year ended December 31, 2024. The Thermal Management business was previously disclosed as a stand-alone reporting segment.
The sale resulted in a pre-tax gain of $435.3 million, net of transaction costs of $32.8 million. The Provision for income taxes below of $154.7 million predominately relates to tax expense on the gain on sale for the year ended December 31, 2025.
Income from discontinued operations before income taxes for the year ended December 31, 2024 includes transaction costs of $31.7 million which were recorded within Selling, general and administrative expenses.
The operating results of discontinued operations, net of income taxes, are summarized below:

	Years ended December 31
In millions	2025	2024	2023
Net sales	$40.5	$622.7	$594.7
Cost of goods sold	20.9	330.8	327.8
Gross profit	19.6	291.9	266.9
Selling, general and administrative	17.2	146.1	125.9
Research and development	1.3	18.3	16.3
Operating income	1.1	127.5	124.7
Other expense (income)	—	(0.6)	0.5
Income from discontinued operations before income taxes	1.1	128.1	124.2
Gain from sale of discontinued operations before income taxes	(435.3)	—	—
Provision for income taxes	154.7	37.1	16.8
Income from discontinued operations, net of tax	$281.7	$91.0	$107.4
The major classes of assets and liabilities classified as held for sale were as follows at December 31, 2024:

In millions
Cash and cash equivalents	$58.7
Accounts receivable, net of allowances	115.0
Inventories	80.8
Other current assets	46.3
Current assets held for sale	300.8
Property, plant and equipment, net	71.4
Goodwill	709.1
Intangibles, net	153.4
Other non-current assets	41.4
Non-current assets held for sale	975.3
Total assets held for sale	$1,276.1

Accounts payable	$40.9
Employee compensation and benefits	20.6
Other current liabilities	61.0
Current liabilities held for sale	122.5
Pension and other post-retirement compensation and benefits	12.1
Deferred tax liabilities	12.0
Other non-current liabilities	21.8
Non-current liabilities held for sale	45.9
Total liabilities held for sale	$168.4

nVent Electric plc
Notes to consolidated financial statements

7.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reporting unit were as follows:

In millions	December 31, 2024	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2025
Systems Protection	$790.1	$398.0	$14.3	$1,202.4
Electrical Connections	1,431.7	43.9	—	1,475.6
Total goodwill	$2,221.8	$441.9	$14.3	$2,678.0

In millions	December 31, 2023	Acquisitions/ divestitures	Foreign currency translation/other	December 31, 2024
Systems Protection	$430.4	$365.9	$(6.2)	$790.1
Electrical Connections	1,427.7	4.0	—	1,431.7
Total goodwill	$1,858.1	$369.9	$(6.2)	$2,221.8
There was no impairment expense recorded in 2025, 2024 or 2023 related to goodwill.
Identifiable intangible assets consisted of the following at December 31:

	2025			2024
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,904.0	$(551.5)	$1,352.5	$1,571.7	$(458.7)	$1,113.0
Proprietary technologies and patents	111.8	(31.8)	80.0	78.2	(19.5)	58.7
Other definite-life intangible assets	139.5	(63.1)	76.4	63.7	(18.9)	44.8
Total definite-life intangibles	2,155.3	(646.4)	1,508.9	1,713.6	(497.1)	1,216.5
Indefinite-life intangibles
Trade names	367.6	—	367.6	370.5	—	370.5
Total intangibles	$2,522.9	$(646.4)	$1,876.5	$2,084.1	$(497.1)	$1,587.0
Identifiable intangible asset amortization expense in 2025, 2024 and 2023 was $147.1 million, $94.7 million and $69.5 million, respectively. There was no impairment expense recorded in 2025, 2024 or 2023 related to identifiable intangible assets.
Estimated future amortization expense for identifiable intangible assets during the next five years is as follows:

In millions	2026	2027	2028	2029	2030
Estimated amortization expense	$153.9	$136.4	$111.0	$111.0	$107.9

nVent Electric plc
Notes to consolidated financial statements

8.Supplemental Balance Sheet Information

	December 31
In millions	2025	2024
Inventories
Raw materials and supplies	$213.5	$146.4
Work-in-process	31.2	15.8
Finished goods	227.2	198.1
Total inventories	$471.9	$360.3
Other current assets
Contract assets	$160.8	$54.9
Prepaid expenses	46.8	36.1
Prepaid income taxes	12.1	18.1
Other current assets	17.5	14.8
Total other current assets	$237.2	$123.9
Property, plant and equipment, net
Land and land improvements	$28.3	$21.5
Buildings and leasehold improvements	220.0	177.1
Machinery and equipment	651.1	565.6
Construction in progress	65.7	47.2
Total property, plant and equipment	965.1	811.4
Accumulated depreciation and amortization	530.6	463.5
Total property, plant and equipment, net	$434.5	$347.9
Other non-current assets
Deferred compensation plan assets	$18.8	$15.4
Operating lease right-of-use assets	128.6	107.2
Deferred tax assets	46.7	57.0
Other non-current assets	29.2	34.0
Total other non-current assets	$223.3	$213.6
Other current liabilities
Dividends payable	$34.6	$33.9
Accrued rebates	91.5	69.4
Contract liabilities	176.8	22.5
Accrued taxes payable	56.7	50.7
Current operating lease liabilities	30.3	22.4
Accrued interest	9.8	11.6
Other current liabilities	74.5	56.0
Total other current liabilities	$474.2	$266.5
Other non-current liabilities
Income taxes payable	$10.3	$11.7
Deferred compensation plan liabilities	18.8	15.4
Cross currency swap liabilities	36.7	8.4
Non-current operating lease liabilities	105.0	90.7
Other non-current liabilities	33.8	31.7
Total other non-current liabilities	$204.6	$157.9

nVent Electric plc
Notes to consolidated financial statements

9.Accumulated Other Comprehensive Loss
Components of Accumulated other comprehensive loss consist of the following at December 31:

In millions	2025	2024
Cumulative translation adjustments	$(24.7)	$(151.6)
Change in market value of derivative financial instruments, net of tax	(6.5)	7.2
Accumulated other comprehensive loss	$(31.2)	$(144.4)
In 2025, $92.7 million was reclassified from Accumulated other comprehensive loss to the gain on sale included in Income from discontinued operations, net of tax as a result of the sale of the Thermal Management business.
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at	Maturity year	December 31
	December 31, 2025		2025	2024
Revolving credit facility	N/A	2030	$—	$—
2021 Term loan facility	N/A	2026	—	88.8
2023 Term loan facility	N/A	2028	—	277.5
2024 Term loan facility	N/A	2026	—	500.0
2025 Term loan facility	4.977%	2030	268.2	—
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Senior notes - fixed rate	2.750%	2031	300.0	300.0
Senior notes - fixed rate	5.650%	2033	500.0	500.0
Unamortized issuance costs and discounts	N/A	N/A	(8.4)	(11.3)
Total debt			1,559.8	2,155.0
Less: Current maturities and short-term borrowings			(13.8)	(37.5)
Long-term debt			$1,546.0	$2,117.5
Senior notes
In March 2018, nVent Finance S.à r.l. (“nVent Finance”), a 100-percent owned subsidiary of nVent, issued $500.0 million aggregate principal amount of 4.550% senior notes due 2028 (the "2028 Notes").
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
In February 2026, we entered into a supplemental indenture to the indenture governing the Notes as a result of which nVent Electric plc and Hoffman Schroff Holdings, Inc. fully and unconditionally and jointly and severally guarantee the Notes of nVent Finance (together with nVent Electric plc and Hoffman Schroff Holdings, Inc., the "Obligor Group"). nVent Electric plc is a holding company that has no independent assets or operations unrelated to its investments in consolidated subsidiaries. nVent Finance is a holding company that has no independent assets or operations unrelated to its investments in consolidated subsidiaries and the issuance of the Notes and other external debt. Hoffman Schroff Holdings, Inc. is a United States holding company and a 100 percent-owned indirect subsidiary of nVent Electric plc that has no independent assets or operations unrelated to its investments in consolidated subsidiaries and the guarantees of the Notes and other external debt. nVent Electric plc’s principal source of cash flow, including cash flow to make payments on the Notes pursuant to the guarantees, is dividends from its subsidiaries. nVent Finance's principal source of cash flow, including to make payments on the Notes, is interest income from its subsidiaries. Hoffman Schroff Holdings, Inc.'s principal source of cash flow, including to make payments on the Notes pursuant to the guarantees, is interest income from its subsidiaries. None of the other subsidiaries of any of the Obligor Group are under any direct obligation to pay or otherwise fund amounts due on the Notes or the guarantees, whether in the form of dividends, distributions, loans or other payments. In addition, there may be statutory and regulatory limitations on

nVent Electric plc
Notes to consolidated financial statements

the payment of dividends from certain subsidiaries of the Obligor Group. If such subsidiaries are unable to transfer funds to the Obligor Group and sufficient cash or liquidity is not otherwise available, the Obligor Group may not be able to make principal and interest payments on their outstanding debt, including the Notes or the guarantees.
The Notes constitute general unsecured senior obligations of nVent Finance and rank equally in right of payment with all existing and future unsubordinated and unsecured indebtedness and liabilities of nVent Finance. The guarantees of the Notes by nVent Electric plc and Hoffman Schroff Holdings, Inc. constitute general unsecured obligations and rank equally in right of payment with all existing and future unsubordinated and unsecured indebtedness and liabilities of nVent Finance. Subject to certain qualifications and exceptions, the indenture pursuant to which the Notes were issued contains covenants that, among other things, restrict nVent Electric plc's, Hoffman Schroff Holdings, Inc.'s, nVent Finance’s and certain subsidiaries’ ability to merge or consolidate with another person, create liens or engage in sale and lease-back transactions.
There are no significant restrictions on the ability of nVent Electric plc to obtain funds from its subsidiaries by dividend or loan. None of the assets of nVent Electric plc or its subsidiaries represents restricted net assets pursuant to the guidelines established by the Securities and Exchange Commission.
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
In June 2025, nVent and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year 275.0 million senior unsecured term loan facility (the "2025 Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the 2025 Term Loan Facility, the "Senior Credit Facilities"). The Credit Agreement amended and restated in its entirety the 2021 Credit Agreement. Borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
As of December 31, 2025, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
Borrowings under the Senior Credit Facilities bear interest at a rate equal to an adjusted base rate, the Term Secured Overnight Financing Rate ("SOFR"), Euro Interbank Offer Rate (“EURIBOR”), Sterling Overnight Index Average (“SONIA”) or, solely for swingline loans denominated in Euro, the Euro Short Term Rate ("ESTR"), plus, in each case, an applicable margin. The applicable margin will be based on, at nVent Finance’s election, nVent's net leverage ratio or public debt rating.
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
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each, a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance’s election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of December 31, 2025, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.

nVent Electric plc
Notes to consolidated financial statements

Debt outstanding at December 31, 2025, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

In millions	2026	2027	2028	2029	2030	Thereafter	Total
Contractual debt obligation maturities	$13.8	$13.8	$517.2	$20.6	$202.8	$800.0	$1,568.2
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
At December 31, 2025 and 2024, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $155.4 million and $73.8 million, respectively. The impact of these contracts on the Consolidated Statements of Operations and Comprehensive Income was not material for any period presented.
Cross currency swaps
At December 31, 2025 and 2024, we had outstanding cross currency swap agreements with a combined notional amount of $362.5 million and $321.1 million, respectively. The agreements are accounted for as either cash flow hedges or fair value hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. As of December 31, 2025 and 2024, we had a deferred foreign currency loss of $0.9 million and gain of $0.7 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.
In 2024, a net investment hedge was terminated early, resulting in a $0.4 million settlement, which is reflected as a component of investing cash inflows. Subsequent to the termination, we entered into a new net investment hedge of certain Euro-denominated subsidiaries to manage exposure to fluctuations in the Euro-U.S. dollar exchange rate with an initial gross notional U.S. dollar equivalent amount of $134.9 million.
In 2023, a cash flow hedge instrument and a net investment hedge instrument each reached maturity, resulting in settlement amounts reflected as a component of financing and investing cash inflows in the amount of $4.5 million and $3.1 million, respectively. Upon maturity of the previous agreement, we entered into a new net investment hedge with a gross notional U.S. dollar equivalent amount of $66.1 million. This net investment hedge was then settled early in the fourth quarter of 2023, resulting in a $1.7 million settlement, which is reflected as a component of investing cash inflows. Subsequent to the termination, we entered into a new net investment hedge with an initial gross notional U.S. dollar equivalent amount of $126.5 million.
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
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, at December 31 were as follows:

	2025		2024
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$268.2	$268.2	$866.3	$866.3
Fixed rate debt	1,300.0	1,296.9	1,300.0	1,251.8
Total debt	$1,568.2	$1,565.1	$2,166.3	$2,118.1
Financial assets and liabilities measured at fair value on a recurring basis at December 31 were as follows:

Recurring fair value measurements	2025
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(36.7)	$—	$—	$(36.7)
Cross currency swap assets	—	0.8	—	—	0.8
Foreign currency contract liabilities	—	(0.3)	—	—	(0.3)
Foreign currency contract assets	—	0.6	—	—	0.6
Deferred compensation plan assets	12.1	—	—	6.7	18.8
Total recurring fair value measurements	$12.1	$(35.6)	$—	$6.7	$(16.8)

Recurring fair value measurements	2024
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(8.4)	$—	$—	$(8.4)
Cross currency swap assets	—	6.8	—	—	6.8
Foreign currency contract liabilities	—	(0.3)	—	—	(0.3)
Foreign currency contract assets	—	0.3	—	—	0.3
Deferred compensation plan assets	10.2	—	—	5.2	15.4
Total recurring fair value measurements	$10.2	$(1.6)	$—	$5.2	$13.8
12.Income Taxes
Income before income taxes consisted of the following:

	Years ended December 31
In millions	2025	2024	2023
Federal (1)	$(48.9)	$(23.6)	$(15.4)
International (2)	598.9	452.8	390.7
Income before income taxes	$550.0	$429.2	$375.3
(1)"Federal" reflects U.K. loss before income taxes.
(2)"International" reflects non-U.K. income before income taxes.

nVent Electric plc
Notes to consolidated financial statements

The provision (benefit) for income taxes consisted of the following:

	Years ended December 31
In millions	2025	2024	2023
Currently payable
Federal (1)	$—	$0.8	$—
International (2)	113.3	104.9	87.6
Total current taxes	113.3	105.7	87.6
Deferred
Federal (1)	0.1	0.1	2.0
International (2)	8.1	82.6	(174.0)
Total deferred taxes	8.2	82.7	(172.0)
Total provision (benefit) for income taxes	$121.5	$188.4	$(84.4)
(1)"Federal" represents U.K. taxes.
(2)"International" represents non-U.K. taxes.
The table below provides the updated requirements of the Accounting Standards Update 2023-09, "Improvements to Income Tax Disclosures" ("ASU 2023-09"), for 2025. The reconciliations of the federal statutory income tax rate to our effective tax rate was as follows for the year ended December 31, 2025:

Dollars in millions	Amount	Percent
Federal statutory tax rate	$137.5	25.0%
Foreign tax effects:
Jurisdictions:
Switzerland
Tax rate differential	(44.8)	(8.1)
Cantonal income taxes	20.3	3.6
Other	3.7	0.7
United States
Tax rate differential	(10.6)	(1.9)
State and local income taxes	13.6	2.5
Other	(7.3)	(1.3)
Other jurisdictions	5.7	1.0
Valuation allowances	3.5	0.7
Unrecognized tax benefits	(0.3)	(0.1)
Other adjustments	0.2	—
Effective tax rate	$121.5	22.1%
As previously disclosed for the years December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the reconciliations of the federal statutory income tax rate to our effective tax rate were as follows:

	Years ended December 31
Percentages	2024	2023
Federal statutory income tax rate (1)	25.0%	23.5%
Tax effect of international operations (2)	(2.7)	(4.9)
Change in other valuation allowances	0.6	0.3
Withholding taxes	0.3	0.4
Change in tax basis of foreign assets (3)	(0.1)	(16.4)
Foreign income tax loss carryforwards (4)	21.6	(24.8)
Excess tax benefits on stock-based compensation	(1.3)	(0.6)
Tax effect of equity investment impairment	0.5	—
Effective tax rate	43.9%	(22.5)%
(1)The U.K. changed its tax rate to from 19% to 25%, effective April 1, 2023.
(2)The tax effect of international operations consists of non-U.K. jurisdictions.

nVent Electric plc
Notes to consolidated financial statements

(3)In 2023, we recorded a non-cash income tax benefit of $55.4 million related to a step up in tax basis of intangible assets in Switzerland, partially offset by valuation allowances of $5.1 million. The assets were amortizable starting in 2025, and the amortization period varies based on the nature of the underlying assets from which the values were derived.
(4)In 2023, we recorded a non-cash income tax benefit of $93.2 million related to foreign income tax loss carryforwards resulting from tax-deductible statutory losses in Luxembourg. We determined in 2024 that such loss carryforwards would not be utilized in the remaining carryforward period and put a valuation allowance against the adjusted remaining loss carryforward available.
Reconciliations of the beginning and ending gross unrecognized tax benefits were as follows:

	Years ended December 31
In millions	2025	2024	2023
Beginning balance	$11.7	$13.9	$13.4
Gross increases for tax positions in prior periods	0.7	0.7	0.5
Gross decreases for tax positions in prior periods	(1.6)	(3.5)	(1.3)
Gross increases based on tax positions related to the current year	1.5	1.4	1.7
Gross decreases related to settlements with taxing authorities	(0.8)	—	(0.2)
Reductions due to statute expiration	(1.3)	(0.5)	(0.3)
Gross increases (decreases) due to currency fluctuations	0.1	(0.3)	0.1
Ending balance	$10.3	$11.7	$13.9
We record gross unrecognized tax benefits in Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheets. Included in the $10.3 million of total gross unrecognized tax benefits as of December 31, 2025 was $8.9 million of tax benefits that, if recognized, would impact the effective tax rate.
Based on the outcome of tax examinations, or as a result of the expiration of statute of limitations for specific jurisdictions, it is reasonably possible that certain unrecognized tax benefits for tax positions taken on previously filed tax returns will materially change from those recorded as liabilities in our financial statements. A number of tax periods from 2017 to present are under audit by tax authorities in various jurisdictions, including in the United States, Germany, and India. We anticipate that several of these audits may be concluded in the foreseeable future.
We record penalties and interest related to unrecognized tax benefits in Provision (benefit) for income taxes and Net interest expense, respectively, in the Consolidated Statements of Operations and Comprehensive Income. As of December 31, 2025 and 2024, we have liabilities of $1.5 million and $2.0 million, respectively, for the possible payment of penalties and $1.5 million and $1.4 million, respectively, for the possible payment of interest expense, which are recorded in Other current liabilities in the Consolidated Balance Sheets.
For 2025, we consider substantially all foreign earnings to be indefinitely reinvested. These earnings relate to ongoing operations and have been reinvested in active business operations. It is not practicable to estimate the amount of tax that might be payable if such earnings were to be remitted. Deferred taxes, if necessary, have been provided on earnings of non-U.S. affiliates whose earnings are not indefinitely reinvested.
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
Deferred taxes were recorded in the Consolidated Balance Sheets at December 31 as follows:

In millions	2025	2024
Other non-current assets	$46.7	$57.0
Deferred tax liabilities	232.0	242.7
Net deferred tax liabilities	$185.3	$185.7

nVent Electric plc
Notes to consolidated financial statements

The tax effects of the major items recorded as deferred tax assets and liabilities at December 31 were as follows:

In millions	2025	2024
Deferred tax assets
Accrued liabilities and reserves	$28.1	$23.3
Pension and other post-retirement compensation and benefits	11.6	13.8
Employee compensation and benefits	39.8	28.5
Tax loss and credit carryforwards	191.8	195.8
Other intangibles	33.0	43.5
Interest limitation	39.3	42.7
Other assets	34.0	34.8
Total deferred tax assets	377.6	382.4
Valuation allowance	194.4	196.0
Deferred tax assets, net of valuation allowance	183.2	186.4
Deferred tax liabilities
Property, plant and equipment	30.5	28.9
Goodwill and other intangibles	303.8	322.2
Other liabilities	34.2	21.0
Total deferred tax liabilities	368.5	372.1
Net deferred tax liabilities	$185.3	$185.7
Included in tax loss and credit carryforwards in the table above is a deferred tax asset of $3.1 million as of December 31, 2025 related to foreign tax credit carryover from the tax period ended December 31, 2017 and related to transition taxes. The entire amount is subject to a valuation allowance. The foreign tax credit is eligible for carryforward until the tax period ending December 31, 2027.
As of December 31, 2025, tax loss carryforwards of $762.3 million were available to offset future income. A valuation allowance of $181.5 million exists for deferred income tax benefits related to the tax loss carryforwards which may not be realized. We believe sufficient taxable income will be generated in the respective jurisdictions to allow us to fully recover the remainder of the tax losses. The tax losses relate to non-U.S. carryforwards which are subject to varying expiration periods. Non-U.S. carryforwards of $378.8 million are located in jurisdictions with unlimited tax loss carryforward periods, while the remainder will begin to expire in 2026.
The following provides supplemental information of cash paid for income taxes for 2025, including taxes paid related to the sale of the Thermal Management business, updated for the requirements of ASU 2023-09:

Years ended December 31
In millions	2025
Cash paid during the period for income taxes, net of refunds:
Federal	$—
Foreign	283.3
Total cash paid during the period for income taxes	$283.3
Individual jurisdictions equaling 5% or more of the total income tax paid for the year ended December 31, 2025 included the United States federal at $194.6 million and Switzerland federal at $16.5 million. The $194.6 million paid in the United States in 2025 includes $62.5 million paid to third parties for transferable tax credits.
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the following is a supplemental schedule of cash paid for income taxes:

	Years ended December 31
In millions	2024	2023
Cash paid during the period for income taxes	$120.2	$112.4

nVent Electric plc
Notes to consolidated financial statements

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
Obligations and funded status
The following tables present reconciliations of plan benefit obligations, fair value of plan assets and the funded status of pension plans and a post-retirement health plan as of and for the years ended December 31:

	Pension plans		Post-retirement health plan
In millions	2025	2024	2025	2024
Change in benefit obligations
Benefit obligation beginning of year	$120.3	$125.9	$11.4	$12.5
Service cost	1.0	1.1	—	0.1
Interest cost	4.6	4.0	0.6	0.6
Actuarial (gain) loss	(12.8)	0.6	(0.2)	(1.0)
Foreign currency translation	15.0	(7.5)	—	—
Benefits paid	(5.4)	(3.8)	(0.7)	(0.8)
Benefit obligation end of year	$122.7	$120.3	$11.1	$11.4
Change in plan assets
Fair value of plan assets beginning of year	$3.1	$3.2	$—	$—
Actual return on plan assets	0.2	—	—	—
Company contributions	4.7	3.9	0.7	0.8
Foreign currency translation	0.4	(0.2)	—	—
Benefits paid	(5.4)	(3.8)	(0.7)	(0.8)
Fair value of plan assets end of year	$3.0	$3.1	$—	$—
Funded status
Fair value of plan assets end of year	$3.0	$3.1	$—	$—
Benefit obligation end of year	122.7	120.3	11.1	11.4
Benefit obligations in excess of the fair value of plan assets	$(119.7)	$(117.2)	$(11.1)	$(11.4)
The actuarial changes during 2025 and 2024 are primarily attributable to the changes in discount rates from the prior year.
Amounts recorded in the Consolidated Balance Sheets at December 31 were as follows:

	Pension plans		Post-retirement health plan
In millions	2025	2024	2025	2024
Current liabilities	$(5.2)	$(4.4)	$(1.1)	$(1.1)
Non-current liabilities	(114.5)	(112.8)	(10.0)	(10.3)
Benefit obligations in excess of the fair value of plan assets	$(119.7)	$(117.2)	$(11.1)	$(11.4)
The accumulated benefit obligation for all defined benefit pension plans was $121.8 million and $119.3 million at December 31, 2025 and 2024, respectively.

nVent Electric plc
Notes to consolidated financial statements

 Information for pension plans with an accumulated benefit obligation or projected benefit obligation in excess of plan assets as of December 31 was as follows:

	Projected benefit obligation exceeds the fair value of plan assets		Accumulated benefit obligation exceeds the fair value of plan assets
In millions	2025	2024	2025	2024
Projected benefit obligation	$122.7	$120.3	$121.9	$119.5
Fair value of plan assets	3.0	3.1	2.2	2.4
Accumulated benefit obligation	N/A	N/A	121.1	118.7
Components of net periodic benefit expense (income) for our pension plans were as follows for the years ended December 31:

In millions	2025	2024	2023
Service cost	$1.0	$1.1	$1.1
Interest cost	4.6	4.0	4.5
Expected return on plan assets	(0.1)	(0.1)	(0.1)
Net actuarial loss (gain)	(12.9)	0.6	13.9
Net periodic benefit expense (income)	$(7.4)	$5.6	$19.4
Components of net periodic benefit expense (income) for our post-retirement health plan for the years ended December 31, 2025, 2024 and 2023 were not material.
Assumptions
Weighted-average assumptions used to determine benefit obligations as of December 31 were as follows:

	Pension plans			Post-retirement health plan
Percentages	2025	2024	2023	2025	2024	2023
Discount rate	4.20%	3.47%	3.47%	5.21%	5.48%	4.94%
Rate of compensation increase	3.49%	3.48%	3.47%	—	—	—
Weighted-average assumptions used to determine net periodic benefit expense (income) for years ended December 31 were as follows:

	Pension plans			Post-retirement health plan
Percentages	2025	2024	2023	2025	2024	2023
Discount rate	3.47%	3.47%	4.22%	5.48%	4.94%	5.19%
Expected long-term return on plan assets	2.62%	2.71%	2.73%	—	—	—
Rate of compensation increase	3.48%	3.47%	3.49%	—	—	—
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
Discount rates
The discount rate reflects the current rate at which the pension plan liabilities could be effectively settled at the end of the year based on our December 31 measurement date. The discount rates on our pension plans ranged from 1.25% to 4.91%, 1.00% to 5.39% and 1.00% to 4.88% in 2025, 2024 and 2023, respectively. The discount rates are determined by matching high-quality, fixed-income debt instruments with maturities corresponding to the expected timing of benefit payments as of the annual measurement date for each of the various plans. There are no known or anticipated changes in our discount rate assumptions that will materially impact our pension expense in 2026.

nVent Electric plc
Notes to consolidated financial statements

Expected rates of return
The expected rates of return on our pension plan assets ranged from 0.50% to 3.25%, 1.00% to 3.25% and 1.00% to 3.75% in 2025, 2024 and 2023, respectively. The expected rate of return is designed to be a long-term assumption that may be subject to considerable year-to-year variance from actual returns. In developing the expected long-term rate of return, we considered our historical returns, with consideration given to forecasted economic conditions, our asset allocations, input from external consultants and broader longer-term market indices. Any difference in the expected rate and actual returns will be included with the actuarial gain or loss recorded in the fourth quarter when our plans are remeasured.
Cash flows
Contributions
Pension and other post-retirement plan contributions totaled $5.4 million and $4.7 million in 2025 and 2024, respectively. The Company expects to contribute $6.6 million to the plans in 2025.
Estimated future benefit payments
The following benefit payments, which reflect expected future service or payout from termination, as appropriate, are expected to be paid by the plans in each of the next five fiscal years and in the aggregate for the five fiscal years thereafter are as follows:

In millions	Pension plans	Post-retirement health plan
2026	$5.4	$1.1
2027	6.4	1.1
2028	6.6	1.0
2029	6.8	1.0
2030	7.0	1.0
2031-2035	36.5	4.3
Savings plan
nVent is the plan sponsor of a 401(k) retirement plan (nVent Management Company Retirement Savings and Incentive Plan or "401(k) plan") and employee share ownership plan (nVent Electric plc Employee Stock Purchase and Bonus Plan). The 401(k) plan covers certain union and all non-union U.S. employees who met certain age requirements. Under the 401(k) plan, eligible U.S. employees could voluntarily contribute a percentage of their eligible compensation, and we match contributions made by employees who met certain eligibility and service requirements. The employer matching contributions are 100% of the first 5% of eligible compensation. Expense for the 401(k) plan was $15.9 million, $13.5 million, and $11.4 million in 2025, 2024 and 2023, respectively.
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
During the year ended December 31, 2025, we repurchased 4.8 million of our ordinary shares for $253.1 million under the 2024 Authorization. During the year ended December 31, 2024, we repurchased 1.5 million of our ordinary shares for $100.0 million under the 2024 Authorization and we did not repurchase ordinary shares under the 2021 Authorization.
As of December 31, 2025, we had $146.9 million available for repurchases under the 2024 Authorization.
Dividends Payable
We paid dividends of $130.4 million, or $0.20 per ordinary share in each quarter of 2025, resulting in $0.80 for the year ended December 31, 2025. We paid dividends of $126.8 million, or $0.19 per ordinary share in each quarter of 2024, resulting in $0.76 for the year ended December 31, 2024.

nVent Electric plc
Notes to consolidated financial statements

On December 15, 2025, the Board of Directors declared a quarterly cash dividend of $0.21 that was paid on February 6, 2026 to shareholders of record at the close of business on January 23, 2026. The balance of dividends payable included in Other current liabilities on our Consolidated Balance Sheets was $34.6 million and $33.9 million at December 31, 2025 and 2024, respectively.
On February 16, 2026, the Board of Directors declared a quarterly cash dividend of $0.21 per ordinary share payable on May 8, 2026 to shareholders of record at the close of business on April 24, 2026.
15.Segment Information
Our continuing operations are comprised of two reporting segments, based primarily on types of products offered and markets served:
•Systems Protection—The Systems Protection segment provides innovative solutions to help protect electronics, systems and data in mission critical applications, including data centers, that improve resiliency and energy efficiency. Our standard and custom protective enclosures, cooling solutions, both liquid and air, control buildings, switchgear systems and power distribution solutions help manage protect operating environments for mission critical applications in infrastructure, industrial and commercial verticals.
•Electrical Connections—The Electrical Connections segment provides innovative solutions that connect power and data infrastructure. Our offerings enhance end-user safety, reduce installation time and provide resiliency for critical systems. Our bus systems, cable management, electrical connections and solutions, and power connections help make electrical systems safe, efficient and resilient, and are used across commercial and residential, infrastructure and industrial verticals.
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
Net sales and significant expense categories to arrive at our measure of segment profitability by reportable segment for the years ended December 31 were as follows:

	2025
In millions	Systems Protection	Electrical Connections	Total
Net sales	$2,592.9	$1,300.2	$3,893.1
Cost of goods sold(1)	1,686.5	721.0
Selling, general and administrative(1)	320.1	184.8
Research and development(1)	49.3	21.8
Reportable segment income	$537.0	$372.6	$909.6

nVent Electric plc
Notes to consolidated financial statements

	2024
In millions	Systems Protection	Electrical Connections	Total
Net sales	$1,823.3	$1,182.8	$3,006.1
Cost of goods sold(1)	1,143.4	637.1
Selling, general and administrative(1)	239.1	167.5
Research and development(1)	37.7	23.7
Reportable segment income	$403.1	$354.5	$757.6

	2023
In millions	Systems Protection	Electrical Connections	Total
Net sales	$1,605.9	$1,063.0	$2,668.9
Cost of goods sold(1)	1,011.6	549.5
Selling, general and administrative(1)	218.0	163.1
Research and development(1)	29.7	19.8
Reportable segment income	$346.6	$330.6	$677.2
(1)    These costs exclude certain expenses reported in the Consolidated Statements of Operations and Comprehensive Income that are reflected in 'Enterprise and other', as well as the costs that are excluded from reportable segment income as discussed above.

One customer within our Systems Protection segment represented approximately 11% of consolidated net sales for the year ended December 31, 2025. No customer accounted for more than 10% of net sales in 2024 or 2023.
The following table presents a reconciliation of reportable segment income to consolidated income before income taxes for the years ended December 31:

In millions	2025	2024	2023
Systems Protection	$537.0	$403.1	$346.6
Electrical Connections	372.6	354.5	330.6
Reportable segment income	909.6	757.6	677.2
Enterprise and other	(123.8)	(105.6)	(110.6)
Impairment of equity investments	—	(8.8)	—
Restructuring and other	(7.5)	(7.5)	(3.9)
Intangible amortization	(147.1)	(94.7)	(69.5)
Pension and other post-retirement mark-to-market gain (loss)	12.9	0.1	(13.4)
Acquisition transaction and integration costs	(14.4)	(13.9)	(12.8)
Inventory step-up amortization	—	—	(17.7)
Gain on sale of investment	—	—	10.3
Interest expense, net	(75.0)	(106.0)	(79.4)
Other income (expense)	(4.7)	8.0	(4.9)
Income before income taxes	$550.0	$429.2	$375.3

	Identifiable assets(1)		Depreciation(2)
In millions	2025	2024	2025	2024	2023
Systems Protection	$3,342.2	$2,129.3	$31.9	$25.7	$22.4
Electrical Connections	3,281.0	3,154.7	24.1	21.8	16.3
Total for reportable segments	6,623.2	5,284.0	56.0	47.5	38.7
Enterprise and other	228.7	1,450.9	4.7	3.8	5.0
Consolidated	$6,851.9	$6,734.9	$60.7	$51.3	$43.7
(1)     Identifiable assets for 'Enterprise and other' includes total assets held for sale attributable to the Company's Thermal Management business of $1,276.1 million as of December 31, 2024. See Note 6 for further information on the Company's sale of the Thermal Management business.

nVent Electric plc
Notes to consolidated financial statements

(2)    These amounts of depreciation disclosed by reportable segment are included within the significant expense categories above, such as cost of goods sold and selling, general and administrative expenses.

	Capital expenditures
In millions	2025	2024	2023
Systems Protection	$66.8	$45.9	$38.1
Electrical Connections	19.7	23.2	20.7
Total for reportable segments	86.5	69.1	58.8
Enterprise and other	6.8	4.9	6.8
Consolidated	$93.3	$74.0	$65.6
16.Share-Based Compensation
As of December 31, 2025, the Company had various share-based awards outstanding which were issued to executives and other eligible employees and directors. Awards with service conditions or both service and market conditions are expensed over the period during which an employee is required to provide service in exchange for the award. The Company estimates forfeitures as part of recording share-based compensation expense.
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
Total share-based compensation expense for the years ended 2025, 2024 and 2023, was as follows:

In millions	2025	2024	2023
Restricted stock units	$18.8	$14.0	$10.5
Performance share units	11.5	7.9	7.1
Stock options	7.2	5.4	4.2
Total	$37.5	$27.3	$21.8
The total income tax benefit recognized for share-based compensation arrangements for continuing operations for the years ended December 31, 2025, 2024 and 2023 was $6.1 million, $8.1 million and $3.9 million, respectively.
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
The following table summarizes restricted stock unit activity for the year ended December 31, 2025:

Shares in millions	Number of shares	Weighted-average grant date fair value
Outstanding as of January 1, 2025	0.5	$55.69
Granted	0.4	56.46
Vested	(0.3)	50.41
Outstanding as of December 31, 2025	0.6	58.17
As of December 31, 2025, there was $15.8 million of unrecognized compensation expense related to RSUs granted, which is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of RSUs vested during the years ended December 31, 2025, 2024 and 2023 was $14.3 million, $11.9 million and $9.4 million, respectively.

nVent Electric plc
Notes to consolidated financial statements

Performance share units (“PSUs”)
Under the 2018 Omnibus Incentive Plan, the Company may award PSUs whose vesting is based on the satisfaction of a service period of three years and the achievement of certain performance metrics over that same period.
For PSU awards granted in 2025, 2024 and 2023, the awards vest based on the satisfaction of a three-year service period and total shareholder return (“TSR”) relative to the S&P 400 Industrials. Awards earned at the end of the three-year vesting period range from 0% to 200% of the targeted number of PSUs granted based on the ranking of TSR of the Company, assuming reinvestment of all dividends, relative to the S&P 400 Industrials. Expense is recognized over the period during which an employee is required to provide service in exchange for the award, and is recognized irrespective of the market condition being achieved.
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

	2025	2024	2023
Risk-free interest rate	3.94%	4.36%	4.66%
Expected share price volatility	39.9%	43.0%	51.5%
Grant-date fair value	$59.17	$103.93	$68.72
The following table summarizes PSU activity for the year ended December 31, 2025:

Shares in millions	Number of shares	Weighted-average grant date fair value
Outstanding as of January 1, 2025	0.3	$66.95
Granted	0.4	59.17
Vested	(0.3)	43.31
Outstanding as of December 31, 2025	0.4	73.00
As of December 31, 2025, there was $6.1 million of unrecognized compensation expense related to performance share compensation arrangements granted under the 2018 Omnibus Incentive Plan. The expense is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of PSUs vested during the years ended December 31, 2025, 2024 and 2023 was $13.1 million, $14.2 million and $9.6 million, respectively.
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
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends, and using the following assumptions for the years ended December 31:

	2025	2024	2023
Risk-free interest rate	4.33%	4.06%	3.77%
Expected dividend yield	1.16%	1.27%	1.73%
Expected share price volatility	37.6%	37.1%	36.6%
Expected term (years)	6.1	6.8	6.5
Weighted-average grant-date fair value for options granted during the year	$22.05	$27.16	$16.56
These estimates require us to make assumptions based on historical results, observance of trends in our share price, changes in option exercise behaviors, future expectations and other relevant factors. If other assumptions had been used, share-based compensation expense, as calculated and recorded under the accounting guidance, could have been affected.

nVent Electric plc
Notes to consolidated financial statements

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
The following table summarizes stock option activity for the year ended December 31, 2025:

Shares and intrinsic value in millions	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual life (years)	Aggregate intrinsic Value
Outstanding as of January 1, 2025	3.2	$30.64
Granted	0.3	56.35
Exercised	(1.1)	25.40
Outstanding as of December 31, 2025	2.4	36.30
Options exercisable as of December 31, 2025	1.9	29.93	4.4	$134.1
Options expected to vest as of December 31, 2025	0.5	58.16	8.5	23.5
As of December 31, 2025, there was $3.1 million of unrecognized compensation cost related to non-vested options expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of options exercised for the years ended December 31, 2025, 2024 and 2023 was $71.6 million, $51.7 million and $10.4 million, respectively.
Cash received from option exercised for the years ended December 31, 2025, 2024 and 2023 was $28.8 million, $20.4 million and $10.8 million, respectively. The actual tax benefit realized for the tax deductions from options exercised for continuing operations totaled $2.4 million, $3.4 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
Our leases have remaining lease terms of one to eighteen years, some of which include renewal options. Renewal options that are reasonably certain to be exercised are included in the lease term. The incremental borrowing rate is used in determining the present value of lease payments, unless an implicit rate is specified. Incremental borrowing rates on a collateralized basis are determined based on the economic environment in which leases are denominated and the lease term.
The weighted-average remaining lease term and weighted-average discount rate were as follows:

	December 31, 2025	December 31, 2024
Weighted-average remaining lease term:
Operating leases	6 years	5 years
Finance leases	11 years	12 years
Weighted-average discount rate:
Operating leases	5.3%	5.1%
Finance leases	6.0%	6.0%

nVent Electric plc
Notes to consolidated financial statements

Lease expense for the years ended December 31 were as follows:

In millions	2025	2024	2023
Operating lease expense	$31.1	$26.3	$24.5

Finance lease expense:
Amortization of right-of-use assets	$1.0	$0.5	$—
Interest on lease liabilities	1.1	0.5	—
Total finance lease expense	$2.1	$1.0	$—
Maturities of lease liabilities as of December 31, 2025 were as follows:

In millions	Operating lease obligations	Finance lease obligations
2026	$39.4	$1.5
2027	35.1	1.5
2028	27.1	1.5
2029	19.0	1.5
2030	15.5	1.5
Thereafter	29.0	21.9
Total lease payments	165.1	29.4
Less imputed interest	(29.8)	(11.6)
Total reported lease liability	$135.3	$17.8
Supplemental cash flow information and other information related to leases for the years ended December 31 was as follows:

In millions	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating leases	$30.5	$25.5
Financing leases	1.4	0.6
Lease right-of-use assets obtained in exchange for new lease liabilities:
Operating leases	$49.7	$29.7
Financing leases	0.3	18.2
Supplemental balance sheet information related to leases as of December 31 was as follows:

In millions	Classification	2025	2024
Operating Leases
Lease right-of-use assets	Other non-current assets	$128.6	$107.2

Current lease liabilities	Other current liabilities	$30.3	$22.4
Non-current lease liabilities	Other non-current liabilities	105.0	90.7
Total lease liabilities		$135.3	$113.1

Finance Leases
Lease right-of-use assets	Other non-current assets	$16.9	$17.7

Current lease liabilities	Other current liabilities	$0.4	$0.4
Non-current lease liabilities	Other non-current liabilities	17.4	17.6
Total lease liabilities		$17.8	$18.0

nVent Electric plc
Notes to consolidated financial statements

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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of December 31, 2025 and 2024 was not material.
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
As of December 31, 2025 and 2024, the outstanding value of bonds, letters of credit and bank guarantees totaled $75.7 million and $10.7 million, respectively.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year ended December 31, 2025, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 ("the Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the year ended December 31, 2025 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
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
Changes in Internal Control over Financial Reporting
During the year ended December 31, 2025, we completed the acquisition of the Electrical Products Group. As part of our ongoing integration activities associated with the Electrical Products Group acquisition, we are reviewing the internal controls and procedures of the Electrical Products Group and working to augment our company-wide controls to reflect the risks inherent in the acquisition. There were no other changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.   OTHER INFORMATION
(b)
During the fourth quarter of 2025, none of our directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Regulation S-K), except as set forth in the table below.

Name	Jerry W. Burris
Title	Director
Type of trading arrangement	Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c).
Adoption date	11/5/2025* * The trading arrangement only permits transactions upon expiration of the applicable mandatory cooling-off period under Rule 10b5-1 under the Securities Act of 1934, as amended.
Duration of trading arrangement	The trading arrangement permits transactions through and including the earlier to occur of December 31, 2026 or the execution of all trades or expiration of all orders relating to such trades.
Aggregate number of shares to be sold	Up to 5,244 shares issuable upon the exercise of options to acquire shares pursuant to the trading arrangement.
ITEM 9C.   DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required under this item with respect to directors is contained in our Proxy Statement for our 2026 annual general meeting of shareholders under the captions "Proposal 1 Elect Director Nominees" and "Corporate Governance Matters," and is incorporated herein by reference.
Information required under this item with respect to executive officers is contained in Part I of this Form 10-K under the caption "Information About Our Executive Officers."
The information to be included in our Proxy Statement for our 2026 annual general meeting of shareholders under the caption “Delinquent Section 16(a) Reports” is incorporated herein by reference.
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
ITEM 11.  EXECUTIVE COMPENSATION
Information required under this item is contained in our Proxy Statement for our 2026 annual general meeting of shareholders under the captions "Corporate Governance Matters - Director Compensation," "Compensation and Human Capital Committee Report," "Compensation Discussion and Analysis," and "Executive Compensation Tables" and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information required under this item with respect to security ownership is contained in our Proxy Statement for our 2026 annual general meeting of shareholders under the caption "Security Ownership" and is incorporated herein by reference.
The following table summarizes, as of December 31, 2025, information about compensation plans under which our equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
2018 Omnibus Incentive Plan	3,403,564	(1)	$36.30	(2)	9,835,026	(3)
Total	3,403,564		$36.30		9,835,026
(1)Consists of 2,403,932 shares subject to stock options, 649,487 shares subject to restricted stock units and 350,145 shares subject to performance share awards.
(2)Represents the weighted-average exercise price of outstanding stock options and does not take into account outstanding restricted stock units or performance share units.
(3)Represents securities remaining available for issuance under the 2018 Omnibus Incentive Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this item is contained in our Proxy Statement for our 2026 annual general meeting of shareholders under the captions "Proposal 1 Elect Director Nominees - Director Independence" and "Corporate Governance Matters - The Board's Role and Responsibilities, Including Risk Oversight - Policies and Procedures Regarding Related Person Transactions" and is incorporated herein by reference.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required under this item is contained in our Proxy Statement for our 2026 annual general meeting of shareholders under the caption "Proposal 3 Ratify, by Non-Binding Advisory Vote, the Appointment of Deloitte & Touche LLP as the Independent Auditor of nVent Electric plc and to Authorize, by Binding Vote, the Audit and Finance Committee of the Board of Directors to Set the Auditor's Remuneration" and is incorporated herein by reference. Deloitte & Touche LLP (PCAOB ID no. 34) is our principal accountant.

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

4.5	Description of Securities.

4.6	Fifth Supplemental Indenture, dated as of May 3, 2023, among nVent Finance S.à r.l, nVent Electric plc, and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.3 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on May 3, 2023 (File No. 001-38265)).

4.7	Second Amended and Restated Credit Agreement, dated June 30, 2025, among nVent Electric plc, nVent Finance S.à r.l., Hoffman Schroff Holdings, Inc., the other affiliate borrowers from time to time party thereto and the lenders and agents party thereto (incorporated by reference to Exhibit 10.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on June 30, 2025 (File No. 001-38265)).

4.8	Amendment No. 1, dated as of February 16, 2026, to Second Amended and Restated Credit Agreement, dated June 30, 2025, among nVent Electric plc, nVent Finance S.à r.l., Hoffman Schroff Holdings, Inc., the other affiliate borrowers from time to time party thereto and the lenders and agents party thereto (incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on February 17, 2026 (File No. 001-38265)).

4.9	Sixth Supplemental Indenture, dated as of February 16, 2026, among nVent Finance S.à r.l, nVent Electric plc, Hoffman Schroff Holdings, Inc., and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on February 17, 2026 (File No. 001-38265)).

10.1	nVent Electric plc 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 in the Quarterly Report of nVent Electric plc filed with the Commission on May 2, 2025 (File No. 001-38265)).*

10.2	Form of Executive Officer Stock Option Award Agreement for grants prior to December 11, 2022 (incorporated by reference to Exhibit 10.2 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 8, 2018 (File No. 001-38265)).*

10.3	Description of nVent Electric plc Management Incentive Plan (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on October 27, 2023 (File No. 001-38265)).*

10.4	Form of Key Executive Employment and Severance Agreement for Beth A. Wozniak, Lynnette R. Heath, Jon D. Lammers, Aravind Padmanabhan, Randolph A. Wacker, and Sara E. Zawoyski (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.5	nVent Electric plc Employee Stock Purchase and Bonus Plan, as amended and restated January 1, 2021 (incorporated by reference to Exhibit 10.8 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 23, 2021 (File No. 001-38265)).*

10.6	nVent Management Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.4 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.7	nVent Management Company Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.5 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on April 30, 2018 (File No. 001-38265)).*

10.8	Form of Deed of Indemnification for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.4 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.9	Form of Indemnification Agreement for directors and executive officers of nVent Electric plc (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to the Registration Statement on Form 10 of nVent Electric plc filed with the Commission on January 31, 2018 (File No. 001-38265)).*

10.10
Form of Key Executive Employment and Severance Agreement for Robert J. van der Kolk (incorporated by reference to Exhibit 10.15 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 26, 2018 (File No. 001-38625)).*

10.11
Description of Amendment to the nVent Management Company Non-Qualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on July 31, 2020 (File No. 001-38265)).*

10.12	nVent Electric plc Non-Employee Director Compensation Policy.*

10.13	nVent Management Company Severance Plan for Executives effective March 1, 2019, as amended and restated effective December 15, 2025.*

10.14
Form of Executive Officer Performance Stock Unit Award Agreement with Stock Price Vesting (incorporated by reference to Exhibit 10.1 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on April 29, 2021 (File No. 001-38265)).*

10.15	Form of Executive Officer Stock Option Award Agreement for grants on or after December 11, 2022 and prior to December 15, 2024 (incorporated by reference to Exhibit 10.20 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 28, 2023 (File No. 001-38265)).*

10.16	Form of Executive Officer Restricted Stock Unit Award Agreement for grants on or after December 11, 2022 and prior to December 15, 2024 (incorporated by reference to Exhibit 10.21 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 28, 2023 (File No. 001-38265)).*

10.17	Form of Executive Officer Performance Stock Unit Award Agreement for grants on or after December 11, 2022 and prior to December 15, 2024 (incorporated by reference to Exhibit 10.22 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 28, 2023 (File No. 001-38265)).*

10.18	Form of Non-Employee Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.23 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 2, 2025 (file No. 001-38265)).*

10.19	Form of Key Executive Employment and Severance Agreement for Martha C. Bennett, Gary L. Corona and Brian Coleman (incorporated by reference to Exhibit 10.24 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 20, 2024 (file No. 001-38265)).*

10.20	Form of Executive Officer Stock Option Award Agreement for grants on or after December 15, 2024.(incorporated by reference to Exhibit 10.22 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 18, 2025 (File No. 001-38265)).*

10.21	Form of Executive Officer Restricted Stock Unit Award Agreement for grants on or after December 15, 2024.(incorporated by reference to Exhibit 10.23 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 18, 2025 (File No. 001-38265)).*

10.22	Form of Executive Officer Performance Stock Unit Award Agreement for grants on or after December 15, 2024.(incorporated by reference to Exhibit 10.24 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 18, 2025 (File No. 001-38265)).*

10.23	Indefinite Employment Agreement for R.J. van der Kolk (incorporated by reference to Exhibit 10.3 in the Quarterly Report on Form 10-Q of nVent Electric plc filed with the Commission on May 2, 2025 (File No. 001-38265)).*

19	nVent Electric plc Insider Trading Policy (incorporated by reference to Exhibit 19 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 18, 2025 (File No. 001-38265)).

21	List of nVent Electric plc subsidiaries.

22	Guarantors and Subsidiary Issuers of Guaranteed Securities.

23	Consent of Independent Registered Public Accounting Firm — Deloitte & Touche LLP.

24	Power of attorney.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	nVent Electric plc Recovery Policy (incorporated by reference to Exhibit 97 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 20, 2024 (file No. 001-38265)).*

101
The following materials from nVent Electric plc's Annual Report on Form 10-K for the year ended December 31, 2025 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (ii) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (iv) the Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023, (v) the Notes to the Consolidated Financial Statements, and (vi) the information included in Part I, Item IC, Part II, ITEM 9B(b) and Part III, Item 10.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Denotes a management contract or compensatory plan or arrangement.
ITEM 16.   FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2026.

NVENT ELECTRIC PLC

By	/s/ Gary L. Corona
Gary L. Corona
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on February 17, 2026.

Signature	Title
/s/ Beth A. Wozniak	Chief Executive Officer and Director
Beth A. Wozniak

/s/ Gary L. Corona	Executive Vice President and Chief Financial Officer
Gary L. Corona

/s/ Randolph A. Wacker	Senior Vice President, Chief Accounting Officer and Treasurer
Randolph A. Wacker

*	Director
Sherry A. Aaholm

*	Director
Jerry W. Burris

*	Director
Susan M. Cameron

*	Director
Michael L. Ducker

*	Director
Diane Leopold

*	Director
Danita K. Ostling

*	Director
Nicola Palmer

*	Director
Herbert K. Parker

*	Director
Greg Scheu

*By	/s/ Jon D. Lammers
Jon D. Lammers
Attorney-in-fact