Form 10-Q
period 2026-03-31
nVent Electric plc
filed 2026-05-01
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On March 31, 2026, 161,720,452 shares of the registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended
In millions, except per share data	March 31, 2026	March 31, 2025
Net sales	$1,242.0	$809.3
Cost of goods sold	796.4	495.6
Gross profit	445.6	313.7
Selling, general and administrative	227.2	166.2
Research and development	22.7	17.5
Operating income	195.7	130.0
Net interest expense	17.5	17.4
Other expense	1.3	1.1
Income from continuing operations before income taxes	176.9	111.5
Provision for income taxes	36.5	24.5
Net income from continuing operations	140.4	87.0
Income from discontinued operations, net of tax (Note 6)	2.0	273.7
Net income	$142.4	$360.7
Comprehensive income, net of tax
Net income	$142.4	$360.7
Changes in cumulative translation adjustment (three months ended March 31, 2025 includes $92.7 million reclassified to gain on sale included in Income from discontinued operations, net of tax)	(0.4)	103.0
Changes in market value of derivative financial instruments, net of tax	3.6	(3.5)
Comprehensive income	$145.6	$460.2
Earnings per ordinary share
Basic
Continuing operations	$0.87	$0.53
Discontinued operations	0.01	1.65
Basic earnings per ordinary share	$0.88	$2.18
Diluted
Continuing operations	$0.86	$0.52
Discontinued operations	0.01	1.64
Diluted earnings per ordinary share	$0.87	$2.16
Weighted average ordinary shares outstanding
Basic	161.7	165.1
Diluted	164.0	167.3
Cash dividends paid per ordinary share	$0.21	$0.20
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	March 31, 2026	December 31, 2025
In millions, except per share data
Assets
Current assets
Cash and cash equivalents	$190.0	$237.5
Accounts and notes receivable, net of allowances of $15.5 and $13.7, respectively	828.5	693.0
Inventories	512.0	471.9
Other current assets	257.8	237.2
Total current assets	1,788.3	1,639.6
Property, plant and equipment, net	440.1	434.5
Other assets
Goodwill	2,675.5	2,678.0
Intangibles, net	1,834.7	1,876.5
Other non-current assets	223.0	223.3
Total other assets	4,733.2	4,777.8
Total assets	$6,961.6	$6,851.9
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$13.8	$13.8
Accounts payable	422.0	358.9
Employee compensation and benefits	104.9	156.6
Other current liabilities	514.3	474.2
Total current liabilities	1,055.0	1,003.5
Other liabilities
Long-term debt	1,542.9	1,546.0
Pension and other post-retirement compensation and benefits	132.9	135.6
Deferred tax liabilities	231.6	232.0
Other non-current liabilities	202.7	204.6
Total liabilities	3,165.1	3,121.7
Equity
Ordinary shares $0.01 par value, 400.0 million authorized and 161.7 million issued at both March 31, 2026 and December 31, 2025	1.6	1.6
Additional paid-in capital	2,027.2	2,072.3
Retained earnings	1,795.7	1,687.5
Accumulated other comprehensive loss	(28.0)	(31.2)
Total equity	3,796.5	3,730.2
Total liabilities and equity	$6,961.6	$6,851.9
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended
In millions	March 31, 2026	March 31, 2025
Operating activities
Net income	$142.4	$360.7
Less: Income from discontinued operations, net of tax	2.0	273.7
Net income from continuing operations	140.4	87.0
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Depreciation	16.8	13.8
Amortization	41.1	28.2
Deferred income taxes	(0.2)	0.4
Share-based compensation	16.4	8.5
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(138.4)	(75.9)
Inventories	(42.6)	(10.6)
Other current assets	5.9	11.3
Contract assets and liabilities	(38.4)	(1.7)
Accounts payable	72.9	13.7
Employee compensation and benefits	(50.7)	(15.2)
Other current liabilities	63.0	5.8
Other non-current assets and liabilities	3.7	(1.4)
Net cash provided by (used for) operating activities of continuing operations	89.9	63.9
Net cash provided by (used for) operating activities of discontinued operations	(4.7)	(3.7)
Net cash provided by (used for) operating activities	85.2	60.2
Investing activities
Capital expenditures	(36.1)	(21.1)
Proceeds from sale of property and equipment	—	1.6
Acquisitions, net of cash acquired	—	3.8
Net cash provided by (used for) investing activities of continuing operations	(36.1)	(15.7)
Net cash provided by (used for) investing activities of discontinued operations	1.7	1,583.1
Net cash provided by (used for) investing activities	(34.4)	1,567.4
Financing activities
Repayments of long-term debt	(3.5)	(392.5)
Dividends paid	(34.2)	(33.4)
Shares issued to employees, net of shares withheld	(11.1)	(4.6)
Repurchases of ordinary shares	(50.4)	(53.1)
Net cash provided by (used for) financing activities	(99.2)	(483.6)
Effect of exchange rate changes on cash and cash equivalents	0.9	9.1
Change in cash and cash equivalents	(47.5)	1,153.1
Cash and cash equivalents, beginning of period	237.5	131.2
Cash and cash equivalents within assets held for sale, beginning of period	—	58.7
Less: Cash and cash equivalents within assets held for sale, end of period	—	—
Cash and cash equivalents, end of period	$190.0	$1,343.0

See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2025	161.7	$1.6	$2,072.3	$1,687.5	$(31.2)	$3,730.2
Net income	—	—	—	142.4	—	142.4
Other comprehensive income, net of tax	—	—	—	—	3.2	3.2
Dividends declared	—	—	—	(34.2)	—	(34.2)
Share repurchases	(0.4)	—	(50.4)	—	—	(50.4)
Exercise of options, net of shares tendered for payment	0.1	—	3.0	—	—	3.0
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(14.1)	—	—	(14.1)
Share-based compensation	—	—	16.4	—	—	16.4
March 31, 2026	161.7	$1.6	$2,027.2	$1,795.7	$(28.0)	$3,796.5

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2024	165.0	$1.7	$2,271.7	$1,108.6	$(144.4)	$3,237.6
Net income	—	—	—	360.7	—	360.7
Other comprehensive loss, net of tax	—	—	—	—	99.5	99.5
Dividends declared	—	—	—	(33.3)	—	(33.3)
Share repurchases	(1.0)	(0.1)	(53.0)	—	—	(53.1)
Exercise of options, net of shares tendered for payment	0.2	—	3.6	—	—	3.6
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(8.3)	—	—	(8.3)
Share-based compensation	—	—	9.4	—	—	9.4
March 31, 2025	164.6	$1.6	$2,223.4	$1,436.0	$(44.9)	$3,616.1
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
We are responsible for the unaudited Condensed Consolidated Financial Statements included in this document. The financial statements include all normal recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. As these are condensed financial statements, one should also read our consolidated financial statements and notes thereto, which are included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
In 2024, we entered into a definitive agreement to sell our Thermal Management business to BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management. We completed the sale of the Thermal Management business on January 30, 2025, which resulted in $1.6 billion in net cash proceeds, subject to certain customary purchase price adjustments. As a result of the agreement, the Thermal Management business met the criteria set forth in Accounting Standards Codification ("ASC") 205-20 to be presented as a discontinued operation for sale for all periods presented. The Thermal Management business' results of operations and the related cash flows have been reclassified to Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Income and cash flows from discontinued operations in the Condensed Consolidated Statements of Cash Flows, respectively, for all periods presented. For additional information regarding this transaction and its effect on our financial reporting, see Note 6 below.
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
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended March 31, 2026
In millions	Systems Protection	Electrical Connections	Total
Americas	$755.6	$294.6	$1,050.2
Europe, the Middle East and Africa ("EMEA")	109.4	40.9	150.3
Asia-Pacific	29.8	11.7	41.5
Total	$894.8	$347.2	$1,242.0

	Three months ended March 31, 2025
In millions	Systems Protection	Electrical Connections	Total
Americas	$378.9	$255.0	$633.9
EMEA	96.1	35.9	132.0
Asia-Pacific	33.2	10.2	43.4
Total	$508.2	$301.1	$809.3
Vertical net sales information was as follows:

	Three months ended March 31, 2026
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$560.0	$133.4	$693.4
Industrial	264.2	53.1	317.3
Commercial & Residential	70.6	160.7	231.3
Total	$894.8	$347.2	$1,242.0

	Three months ended March 31, 2025
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$218.0	$98.8	$316.8
Industrial	231.3	47.6	278.9
Commercial & Residential	58.9	154.7	213.6
Total	$508.2	$301.1	$809.3
In the first quarter of 2026, based on benchmarking of industry peers and for purposes of how we assess performance, we updated the disaggregation categories on which we report revenue by vertical. For comparability, we have recategorized revenue for the three months ended March 31, 2025 to conform to the new presentation. This recategorization of revenue by vertical had no impact on our consolidated financial results.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Contract balances
Contract assets and liabilities consisted of the following:

In millions	March 31, 2026	December 31, 2025	$ Change	% Change
Contract assets	$187.9	$160.8	$27.1	16.9%
Contract liabilities	165.5	176.8	(11.3)	(6.4)%
Net contract assets	$22.4	$(16.0)	$38.4	(240.0)%
The $38.4 million increase in net contract assets from December 31, 2025 to March 31, 2026 was primarily the result of the timing of milestone invoicing. The majority of our contract liabilities at December 31, 2025 were recognized in revenue during the three months ended March 31, 2026. There were no material impairment losses recognized on our contract assets for the three months ended March 31, 2026 and 2025.
Remaining performance obligations
On March 31, 2026, we had $2,591.0 million of remaining performance obligations. We expect to recognize the majority of our remaining performance obligations on these contracts within the next twelve months.
3.Restructuring
During the three months ended March 31, 2026 and the year ended December 31, 2025, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
Restructuring related costs included in Selling, general and administrative in the Condensed Consolidated Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended
In millions	March 31, 2026	March 31, 2025
Severance and related costs	$2.3	$0.7
Other	0.7	0.2
Total restructuring costs	$3.0	$0.9
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment as well as Enterprise and other were as follows:

	Three months ended
In millions	March 31, 2026	March 31, 2025
Systems Protection	$1.4	$0.3
Electrical Connections	1.0	0.3
Enterprise and other	0.6	0.3
Total	$3.0	$0.9

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows:

	Three months ended
In millions	March 31, 2026	March 31, 2025
Beginning balance	$2.8	$1.8
Costs incurred	2.3	0.7
Cash payments and other	(2.1)	(1.1)
Ending balance	$3.0	$1.4
4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended
In millions, except per share data	March 31, 2026	March 31, 2025
Net income from continuing operations	$140.4	$87.0
Income from discontinued operations, net of tax	2.0	273.7
Net income	$142.4	$360.7
Weighted average ordinary shares outstanding
Basic	161.7	165.1
Dilutive impact of stock options, restricted stock units and performance share units	2.3	2.2
Diluted	164.0	167.3

Earnings per ordinary share
Basic
Continuing operations	$0.87	$0.53
Discontinued operations	0.01	1.65
Basic earnings per ordinary share	$0.88	$2.18
Diluted
Continuing operations	$0.86	$0.52
Discontinued operations	0.01	1.64
Diluted earnings per ordinary share	$0.87	$2.16
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.1	0.4
5. Acquisitions
Electrical Products Group Acquisition
On May 1, 2025, we acquired the enclosures, switchgear and bus systems businesses of Avail Infrastructure Solutions (the "Electrical Products Group") for a purchase price of $979.6 million in cash. The Electrical Products Group is a leading provider of infrastructure solutions, designed to help ensure safe and reliable electrical operations primarily in the infrastructure vertical, including power utilities and data centers. We operate the Electrical Products Group predominantly within our Systems Protection reporting segment. We funded the purchase price for the acquisition with available cash on hand.
The purchase price has been preliminarily allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the Electrical Products Group acquisition. The preliminary purchase price allocation is subject to further refinement and may require significant adjustments to arrive at the final purchase price allocation. These changes will primarily relate to impacts associated with other accruals and incomes taxes. There can be no assurance that such finalization will not result in material changes from the preliminary purchase price allocation.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The following table summarizes our preliminary estimates of the fair values of the assets acquired and liabilities assumed in the Electrical Products Group acquisition previously reported as of December 31, 2025 and revised as of March 31, 2026:

In millions	As Previously Reported	As Revised
Accounts receivable	$98.0	$97.7
Inventories	22.0	22.0
Other current assets	87.4	87.4
Property, plant and equipment	38.9	38.9
Identifiable intangible assets	433.8	433.8
Goodwill	439.3	439.6
Other assets	26.2	26.3
Current liabilities	(146.0)	(146.1)
Other liabilities	(20.0)	(20.0)
Purchase price	$979.6	$979.6
The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $439.6 million, substantially all of which is expected to be deductible for income tax purposes. Goodwill recognized from the Electrical Products Group acquisition reflects the future economic benefit resulting from synergies of our combined operations.
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
The following table presents unaudited pro forma financial information as if the acquisition of the Electrical Products Group had occurred on January 1, 2024:

Three months ended
In millions, except per share data	March 31, 2025
Pro forma net sales	$910.2
Pro forma net income from continuing operations	93.5
Pro forma net income	367.2

Pro forma earnings per ordinary share
Basic
Continuing operations	$0.57
Basic earnings per ordinary share	$2.22
Diluted
Continuing operations	$0.56
Diluted earnings per ordinary share	$2.20
The unaudited pro forma net income includes adjustments for the amortization of acquired intangible assets, as well as the related income tax impact.
The pro forma condensed consolidated financial information has been prepared for comparative purposes only and includes certain adjustments, as noted above. The adjustments are estimates based on currently available information and actual amounts

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
may differ materially from these estimates. They do not reflect the effect of costs or synergies that would have been expected to result from the integration of the Electrical Products Group acquisition. The pro forma information does not purport to be indicative of the results of operations that actually would have resulted had the Electrical Products Group acquisition occurred on January 1, 2024.
6.Discontinued Operations
On January 30, 2025, we completed the sale of the Thermal Management business to BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management, for a purchase price of $1.7 billion in cash, subject to customary purchase price adjustments, resulting in total cash proceeds, net of transaction costs and cash transferred, of $1,586.8 million. The results of the Thermal Management business and the sale of the Thermal Management business have been presented as discontinued operations in our Condensed Consolidated Statements of Income and Comprehensive Income for all periods presented.

During the three months ended March 31, 2025, the sale resulted in a pre-tax gain of $433.9 million, net of transaction costs of $34.7 million. The Provision for income taxes below of $162.5 million predominately relates to tax expense on the gain on sale during the three months ended March 31, 2025.
The operating results of discontinued operations are summarized below:

	Three months ended
In millions	March 31, 2026	March 31, 2025
Net sales	$—	$40.5
Cost of goods sold	—	20.9
Gross profit	—	19.6
Selling, general and administrative	0.3	16.0
Research and development	—	1.3
Operating income (loss)	(0.3)	2.3
Income (loss) from discontinued operations before gain from sale and income taxes	(0.3)	2.3
Gain from sale of discontinued operations before income taxes	(1.7)	(433.9)
Provision for (benefit from) income taxes	(0.6)	162.5
Income from discontinued operations, net of tax	$2.0	$273.7

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
7.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2025	Acquisitions/ divestitures	Foreign currency translation/other	March 31, 2026
Systems Protection	$1,202.4	$0.4	$(2.8)	$1,200.0
Electrical Connections	1,475.6	(0.1)	—	1,475.5
Total goodwill	$2,678.0	$0.3	$(2.8)	$2,675.5
Identifiable intangible assets consisted of the following:

	March 31, 2026			December 31, 2025
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,902.9	$(575.2)	$1,327.7	$1,904.0	$(551.5)	$1,352.5
Proprietary technologies and patents	111.9	(35.3)	76.6	111.8	(31.8)	80.0
Other definite-lived intangible assets	139.5	(76.7)	62.8	139.5	(63.1)	76.4
Total definite-life intangibles	2,154.3	(687.2)	1,467.1	2,155.3	(646.4)	1,508.9
Indefinite-life intangibles
Trade names	367.6	—	367.6	367.6	—	367.6
Total intangibles	$2,521.9	$(687.2)	$1,834.7	$2,522.9	$(646.4)	$1,876.5
Identifiable intangible asset amortization expense was $41.1 million and $28.2 million for the three months ended March 31, 2026 and 2025, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2026 and the next five years is as follows:

	Q2-Q4
In millions	2026	2027	2028	2029	2030	2031
Estimated amortization expense	$112.7	$136.3	$111.0	$111.0	$107.8	$105.6

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
8.Supplemental Balance Sheet Information

In millions	March 31, 2026	December 31, 2025
Inventories
Raw materials and supplies	$250.1	$213.5
Work-in-process	40.8	31.2
Finished goods	221.1	227.2
Total inventories	$512.0	$471.9
Other current assets
Contract assets	$187.9	$160.8
Prepaid expenses	48.0	46.8
Prepaid income taxes	3.8	12.1
Other current assets	18.1	17.5
Total other current assets	$257.8	$237.2
Property, plant and equipment, net
Land and land improvements	$27.9	$28.3
Buildings and leasehold improvements	226.6	220.0
Machinery and equipment	660.9	651.1
Construction in progress	66.2	65.7
Total property, plant and equipment	981.6	965.1
Accumulated depreciation and amortization	541.5	530.6
Total property, plant and equipment, net	$440.1	$434.5
Other non-current assets
Deferred compensation plan assets	$19.2	$18.8
Operating lease right-of-use assets	132.8	128.6
Deferred tax assets	46.7	46.7
Other non-current assets	24.3	29.2
Total other non-current assets	$223.0	$223.3
Other current liabilities
Dividends payable	$34.2	$34.6
Accrued rebates	88.4	91.5
Contract liabilities	165.5	176.8
Accrued taxes payable	68.7	56.7
Current operating lease liabilities	32.0	30.3
Accrued interest	24.7	9.8
Other current liabilities	100.8	74.5
Total other current liabilities	$514.3	$474.2
Other non-current liabilities
Income taxes payable	$10.5	$10.3
Deferred compensation plan liabilities	19.2	18.8
Cross currency swap liabilities	29.8	36.7
Non-current operating lease liabilities	108.7	105.0
Other non-current liabilities	34.5	33.8
Total other non-current liabilities	$202.7	$204.6

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
At March 31, 2026 and December 31, 2025, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $206.6 million and $155.4 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Income and Comprehensive Income was not material for any period presented.
Cross currency swaps
At March 31, 2026 and December 31, 2025, we had outstanding cross currency swap agreements with a combined notional amount of $354.4 million and $362.5 million, respectively. The agreements are accounted for as either cash flow hedges or fair value hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. At March 31, 2026 and December 31, 2025, we had deferred foreign currency losses of $2.4 million and $0.9 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	March 31, 2026		December 31, 2025
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$264.7	$264.7	$268.2	$268.2
Fixed rate debt	1,300.0	1,287.1	1,300.0	1,296.9
Total debt	$1,564.7	$1,551.8	$1,568.2	$1,565.1
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	March 31, 2026
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(29.8)	$—	$—	$(29.8)
Cross currency swap assets	—	2.4	—	—	2.4
Foreign currency contract liabilities	—	(2.4)	—	—	(2.4)
Foreign currency contract assets	—	0.4	—	—	0.4
Deferred compensation plan assets	12.2	—	—	7.0	19.2
Total recurring fair value measurements	$12.2	$(29.4)	$—	$7.0	$(10.2)

Recurring fair value measurements	December 31, 2025
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(36.7)	$—	$—	$(36.7)
Cross currency swap assets	—	0.8	—	—	0.8
Foreign currency contract liabilities	—	(0.3)	—	—	(0.3)
Foreign currency contract assets	—	0.6	—	—	0.6
Deferred compensation plan assets	12.1	—	—	6.7	18.8
Total recurring fair value measurements	$12.1	$(35.6)	$—	$6.7	$(16.8)
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at March 31, 2026	Maturity Year	March 31, 2026	December 31, 2025
Revolving credit facility	N/A	2030	$—	$—
Term loan facility	4.926%	2030	264.7	268.2
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Senior notes - fixed rate	2.750%	2031	300.0	300.0
Senior notes - fixed rate	5.650%	2033	500.0	500.0
Unamortized debt issuance costs and discounts	N/A	N/A	(8.0)	(8.4)
Total debt			1,556.7	1,559.8
Less: Current maturities and short-term borrowings			(13.8)	(13.8)
Long-term debt			$1,542.9	$1,546.0
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
In May 2023, nVent Finance issued $500.0 million aggregate principal amount of 5.650% Senior Notes due 2033 (the "2033 Notes" and, collectively with the 2028 Notes and the 2031 Notes, the "Notes").
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
Senior credit facilities
In June 2025, nVent and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $275.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). Borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
As of March 31, 2026, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
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
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of March 31, 2026, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding at March 31, 2026, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

	Q2-Q4
In millions	2026	2027	2028	2029	2030	2031	Thereafter	Total
Contractual debt obligation maturities	$10.3	$13.8	$517.2	$20.6	$202.8	$300.0	$500.0	$1,564.7
11.Income Taxes
The effective income tax rate for the three months ended March 31, 2026 was 20.6% compared to 22.0% for the three months ended March 31, 2025. The liability for uncertain tax positions was $10.5 million and $10.3 million at March 31, 2026 and December 31, 2025, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income, which is consistent with our past practices.
12.Shareholders' Equity
Share repurchases
On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024 and expires on July 22, 2027.
During the three months ended March 31, 2026, we repurchased 0.4 million of our ordinary shares for $50.4 million under the 2024 Authorization. During the three months ended March 31, 2025, we repurchased 1.0 million of our ordinary shares for $53.1 million under the 2024 Authorization.
As of March 31, 2026, we had $96.5 million available for share repurchases under the 2024 Authorization.
Dividends payable
On February 16, 2026, the Board of Directors declared a quarterly cash dividend of $0.21 per ordinary share payable on May 8, 2026, to shareholders of record at the close of business on April 24, 2026. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $34.2 million and $34.6 million at March 31, 2026 and December 31, 2025, respectively.
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
The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2025. The Company's primary measure of segment profitability is reportable segment income. Reportable segment income represents operating income, which includes certain corporate overhead allocations, and is exclusive of intangible amortization, acquisition related costs, costs of restructuring activities, "mark-to-market" gain/loss for pension and other post-retirement plans, impairments and other unusual non-operating items.

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
Net sales and significant expense categories to arrive at our measure of segment profitability by reportable segment were as follows:

	Three months ended March 31, 2026
In millions	Systems Protection	Electrical Connections	Total
Net sales	$894.8	$347.2	$1,242.0
Cost of goods sold(1)	586.4	205.7
Selling, general and administrative(1)	90.2	50.9
Research and development(1)	15.1	5.8
Reportable segment income	$203.1	$84.8	$287.9

	Three months ended March 31, 2025
In millions	Systems Protection	Electrical Connections	Total
Net sales	$508.2	$301.1	$809.3
Cost of goods sold(1)	324.9	166.9
Selling, general and administrative(1)	68.5	43.9
Research and development(1)	10.6	5.2
Reportable segment income	$104.2	$85.1	$189.3
(1)    These costs exclude certain expenses reported in the Condensed Consolidated Statements of Income and Comprehensive Income that are reflected in 'Enterprise and other', as well as the costs that are excluded from reportable segment income as discussed above.
The following table presents a reconciliation of reportable segment income to consolidated income before income taxes:

	Three months ended
In millions	March 31, 2026	March 31, 2025
Systems Protection	$203.1	$104.2
Electrical Connections	84.8	85.1
Reportable segment income	287.9	189.3
Enterprise and other	(39.4)	(27.1)
Restructuring and other	(8.9)	(0.9)
Intangible amortization	(41.1)	(28.2)
Acquisition transaction and integration costs	(2.8)	(3.1)
Net interest expense	(17.5)	(17.4)
Other expense	(1.3)	(1.1)
Income before income taxes	$176.9	$111.5

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

	Identifiable assets
In millions	March 31, 2026	December 31, 2025
Systems Protection	$3,495.8	$3,342.2
Electrical Connections	3,282.3	3,281.0
Total for reportable segments	6,778.1	6,623.2
Enterprise and other	183.5	228.7
Consolidated	$6,961.6	$6,851.9

	Depreciation(1)
	Three months ended
In millions	March 31, 2026	March 31, 2025
Systems Protection	$9.1	$6.9
Electrical Connections	6.2	5.8
Total reportable segments	15.3	12.7
Enterprise and other	1.5	1.1
Consolidated	$16.8	$13.8
(1)    These amounts of depreciation disclosed by reportable segment are included within the significant expense categories above, such as cost of goods sold and selling, general and administrative expenses.

	Capital expenditures
	Three months ended
In millions	March 31, 2026	March 31, 2025
Systems Protection	$24.5	$14.9
Electrical Connections	7.4	4.5
Total reportable segments	31.9	19.4
Enterprise and other	4.2	1.7
Consolidated	$36.1	$21.1
14.Share-Based Compensation
Total share-based compensation expense for the three months ended March 31, 2026 and 2025, was as follows:

	Three months ended
In millions	March 31, 2026	March 31, 2025
Restricted stock units	$7.0	$3.9
Performance share units	5.9	2.8
Stock options	3.5	1.8
Total	$16.4	$8.5
In the first quarter of 2026, we issued our annual share-based compensation grants under the 2018 Omnibus Incentive Plan to eligible employees. The total number of awards issued was approximately 0.4 million, of which 0.2 million were restricted stock units ("RSUs"), 0.1 million were performance share units ("PSUs") and 0.1 million were stock options. The weighted-average grant date fair value of the RSUs, PSUs and stock options issued was $120.27, $170.18 and $49.76, respectively. Beginning in the first quarter of 2026, we incurred higher share-based expense as a result of substantive vesting at the grant date for certain retirement eligible employees.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
We estimated the fair value of each stock option award issued in the annual share-based compensation grant using a Black-Scholes option pricing model, modified for dividends, and using the following assumptions:

2026 Annual Grant
Risk-free interest rate	3.73%
Expected dividend yield	0.77%
Expected share price volatility	39.8%
Expected term (years)	6.1
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of March 31, 2026 and December 31, 2025 was not material.
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
As of March 31, 2026 and December 31, 2025, the outstanding value of bonds, letters of credit and bank guarantees totaled $82.6 million and $75.7 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "forecasts," "should," "would," "could," "positioned," "strategy," "future," "are confident," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these factors are adverse effects on our business operations or financial results, including the overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions, including the Electrical Products Group acquisition; competition and pricing pressures in the markets we serve; impacts of tariffs; volatility in currency exchange rates, interest rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; inability to mitigate material and other cost inflation; risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging and transportation; increased risks associated with operating foreign businesses; risks associated with or arising from military conflicts; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and ITEM 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across two segments: Systems Protection and Electrical Connections, which represented approximately 72% and 28% of total revenues during the first three months of 2026, respectively.
•Systems Protection—The Systems Protection segment provides innovative solutions to help protect electronics, systems and data in mission critical applications, including data centers, that improve resiliency and energy efficiency. Our standard and custom protective enclosures, cooling solutions, both liquid and air, control buildings, switchgear systems and power distribution solutions help manage and protect operating environments for mission critical applications in infrastructure, industrial and commercial verticals.
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
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2025 and the first three months of 2026 and will likely impact our results in the future:
•During 2025 and the first three months of 2026, we experienced general inflationary increases, including the impacts related to tariffs, primarily related to raw materials, labor and transportation costs. We may experience increased supply chain challenges, inflationary cost increases and economic uncertainty due to the rapid changes in global trade policies. We have taken pricing actions, and may take additional pricing actions going forward, and implemented, and plan to continue to implement, supply chain optimization and other productivity improvements that have helped, and could continue to help, offset expected cost increases. The potential impact of inflationary increases, including impacts related to tariffs, remains uncertain, but we expect inflationary cost increases, including impacts related to tariffs, to continue throughout 2026 and beyond, which could negatively impact our results of operations.
•The converging megatrends of the electrification of everything, sustainability and digitalization, including the increased use of artificial intelligence, have led to sales growth, particularly in the infrastructure vertical, which includes our data centers business that is primarily in our Systems Protection segment. We expect these megatrends to continue and drive sales growth throughout 2026 and beyond.
•We have invested in innovation and new products, which has contributed to sales growth. We expect continued investment in new products to further drive sales growth throughout 2026 and beyond.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended March 31, 2026 and 2025 were as follows:

	Three months ended
In millions	March 31, 2026	March 31, 2025	$ change	% / point change
Net sales	$1,242.0	$809.3	$432.7	53.5%
Cost of goods sold	796.4	495.6	300.8	60.7%
Gross profit	445.6	313.7	131.9	42.0%
% of net sales	35.9%	38.8%		(2.9)	pts

Selling, general and administrative	227.2	166.2	61.0	36.7%
% of net sales	18.3%	20.5%		(2.2)	pts
Research and development	22.7	17.5	5.2	29.7%
% of net sales	1.8%	2.2%		(0.4)	pts

Operating income	195.7	130.0	65.7	50.5%
% of net sales	15.8%	16.1%		(0.3)	pts

Net interest expense	17.5	17.4	0.1	N.M.
Other expense	1.3	1.1	0.2	N.M.

Income from continuing operations before income taxes	176.9	111.5	65.4	58.7%
Provision for income taxes	36.5	24.5	12.0	49.0%
Effective tax rate	20.6%	22.0%		(1.4)	pts

Net income from continuing operations	140.4	87.0	53.4	61.4%
Income from discontinued operations, net of tax	2.0	273.7	(271.7)	(99.3)%

Net income	$142.4	$360.7	$(218.3)	(60.5)%
N.M. Not Meaningful

Net sales
The components of the change in consolidated net sales from the prior period were as follows:

Three months ended March 31, 2026
over the prior year period
Organic growth	34.4%
Acquisition	17.0
Currency	2.1
Total	53.5%
The 53.5 percent increase in net sales in the first quarter of 2026 from 2025 was primarily the result of:
•organic sales growth contribution of approximately 31.0% and 2.0% from our infrastructure and commercial & residential businesses, respectively, which includes selective increases in selling prices and growth in the data centers business; and
•sales of $137.7 million in the first quarter of 2026 as a result of the Electrical Products Group acquisition.
Gross profit
The 2.9 percentage point decrease in gross profit as a percentage of net sales in the first quarter of 2026 from 2025 was primarily the result of:
•inflationary increases, including the impacts related to tariffs, primarily related to raw materials and labor costs, compared to 2025;
•investments in capacity to drive growth; and
•unfavorable product mix.
This decrease was partially offset by:
•higher sales volume resulting in increased leverage on fixed expenses; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.
Selling, general and administrative ("SG&A")
The 2.2 percentage point decrease in SG&A expense as a percentage of net sales in the first quarter of 2026 from 2025 was primarily the result of:
•organic sales growth resulting in increased leverage on fixed expenses; and
•savings generated from restructuring and other productivity initiatives.
This decrease was partially offset by:
•intangible amortization expense of $41.1 million in the first quarter of 2026, compared to $28.2 million in the first quarter of 2025, as a result of the Electrical Products Group acquisition;
•inflationary increases impacting our labor costs, professional fees and other administrative costs;
•investments in capacity, new products and digital to drive growth; and
•share-based compensation expense of $16.4 million in the first quarter of 2026, compared to $8.5 million in the first quarter of 2025, primarily as a result of substantive vesting at the grant date for certain retirement eligible employees.

Provision for income taxes
The 1.4 percentage point decrease in the effective tax rate in the first quarter of 2026 from 2025 was primarily the result of:
• the recognition of a discrete tax benefit from stock option exercises of $3.8 million in the first quarter of 2026, compared to $0.9 million in the first quarter of 2025.
Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, of $273.7 million in the first quarter of 2025 was primarily the result of:
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
Systems Protection
The net sales, segment income and segment income as a percentage of net sales for Systems Protection were as follows:

	Three months ended
In millions	March 31, 2026	March 31, 2025	% / point change
Net sales	$894.8	$508.2	76.1%
Segment income	203.1	104.2	94.9%
% of net sales	22.7%	20.5%	2.2	pts
Net sales
The components of the change in Systems Protection net sales from the prior period were as follows:

Three months ended March 31, 2026
over the prior year period
Organic growth	50.1%
Acquisition	23.8
Currency	2.2
Total	76.1%
The 76.1 percent increase in Systems Protection net sales in the first quarter of 2026 from 2025 was primarily the result of:
•organic sales growth contribution of approximately 46.0% from our infrastructure business and 2.0% from each of our industrial and commercial & residential businesses, which includes selective increases in selling prices and growth in the data centers business; and
•sales of $121.0 million in the first quarter of 2026 as a result of the Electrical Products Group acquisition.
Segment income
The 2.2 percentage point increase in segment income for Systems Protection as a percentage of net sales in the first quarter of 2026 from 2025 was primarily the result of:
•organic sales growth resulting in increased leverage on fixed expenses; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.

This increase was partially offset by:
•inflationary increases, including the impacts related to tariffs, primarily related to labor costs and raw materials, compared to 2025;
•investments in capacity, new products and digital to drive growth; and
•unfavorable product mix.
Electrical Connections
The net sales, segment income and segment income as a percentage of net sales for Electrical Connections were as follows:

	Three months ended
In millions	March 31, 2026	March 31, 2025	% / point change
Net sales	$347.2	$301.1	15.3%
Segment income	84.8	85.1	(0.4)%
% of net sales	24.4%	28.3%	(3.9)	pts
Net sales
The components of the change in Electrical Connections net sales from the prior period were as follows:

Three months ended March 31, 2026
over the prior year period
Organic growth	7.9%
Acquisition	5.6
Currency	1.8
Total	15.3%
The 15.3 percent increase in Electrical Connections net sales in the first quarter of 2026 from 2025 was primarily the result of:
•organic sales growth contribution of approximately 6.0% from our infrastructure business; and
•sales of $16.7 million in the first quarter of 2026 as a result of the Electrical Products Group acquisition.
Segment income
The 3.9 percentage point decrease in segment income for Electrical Connections as a percentage of net sales in the first quarter of 2026 from 2025 was primarily the result of:
•inflationary increases, including the impacts related to tariffs, primarily related to raw materials and labor costs, compared to 2025;
•investments in digital, selling and marketing to drive growth; and
•unfavorable product mix.
This decrease was partially offset by:
•organic sales growth resulting in increased leverage on fixed expenses.
LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of March 31, 2026, we had $190.0 million of cash on hand, of which $75.1 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical Connections products during the spring and summer months in the Northern Hemisphere.

Operating activities
Net cash provided by operating activities from continuing operations was $89.9 million in the first three months of 2026, which primarily reflects net income, net of non-cash depreciation, amortization and changes in deferred taxes, of $198.1 million, partially offset by a $128.3 million increase in net working capital. The increase in working capital is primarily attributed to accounts receivable driven by the overall increase and timing of sales.
Net cash provided by operating activities from continuing operations was $63.9 million in the first three months of 2025, which primarily reflects net income, net of non-cash depreciation, amortization and changes in deferred taxes, of $129.4 million, partially offset by a $72.6 million increase in net working capital.
Investing activities
Net cash used for investing activities from continuing operations of $36.1 million in the first three months of 2026, relating to capital expenditures.
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
Financing activities
Net cash used for financing activities from continuing operations of $99.2 million in the first three months of 2026 relates primarily to share repurchases of $50.4 million and dividends paid of $34.2 million.
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
In May 2023, nVent Finance issued $500.0 million aggregate principal amount of 5.650% Senior Notes due 2033 (the "2033 Notes" and, collectively with the 2028 Notes and the 2031 Notes, the "Notes").
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
The following table presents summarized financial information as of March 31, 2026 for the Obligor Group on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

In millions	March 31, 2026
Current assets(1)	$22.8
Noncurrent assets(2)	1,600.0
Current liabilities(3)	75.1
Noncurrent liabilities(4)	1,577.3
(1) Includes assets due from non-guarantor subsidiaries of $6.0 million.
(2) Includes assets due from non-guarantor subsidiaries of $1,592.1 million.
(3) Includes liabilities due to non-guarantor subsidiaries of $1.3 million.
(4) Includes liabilities due to non-guarantor subsidiaries of $22.4 million.

The Obligor Group does not have material results of operations on a combined basis.
Senior credit facilities
In June 2025, nVent and its subsidiaries nVent Finance and Hoffman Schroff Holdings, Inc. entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $275.0 million senior unsecured term loan facility (the "Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the Term Loan Facility, the "Senior Credit Facilities"). Borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders.
As of March 31, 2026, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
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
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of March 31, 2026, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Share repurchases
On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024 and expires on July 22, 2027.

During the three months ended March 31, 2026, we repurchased 0.4 million of our ordinary shares for $50.4 million under the 2024 Authorization. During the three months ended March 31, 2025, we repurchased 1.0 million of our ordinary shares for $53.1 million under the 2024 Authorization.
As of March 31, 2026, we had $96.5 million available for share repurchases under the 2024 Authorization.
Dividends
During the three months ended March 31, 2026, we paid dividends of $34.2 million, or $0.21 per ordinary share. During the three months ended March 31, 2025, we paid dividends of $33.4 million, or $0.20 per ordinary share.
On February 16, 2026, the Board of Directors declared a quarterly cash dividend of $0.21 per ordinary share that will be paid on May 8, 2026, to shareholders of record at the close of business on April 24, 2026. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $34.2 million and $34.6 million at March 31, 2026 and December 31, 2025, respectively.
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
The following table is a reconciliation of free cash flow:

	Three months ended
In millions	March 31, 2026	March 31, 2025
Net cash provided by (used for) operating activities of continuing operations	$89.9	$63.9
Capital expenditures	(36.1)	(21.1)
Proceeds from sale of property and equipment	—	1.6
Free cash flow of continuing operations	$53.8	$44.4
CRITICAL ACCOUNTING ESTIMATES
We have adopted various accounting policies to prepare the consolidated financial statements in accordance with GAAP. Certain of our accounting policies require the application of significant judgment by management in selecting the appropriate assumptions for calculating financial estimates. In our 2025 Annual Report on Form 10-K, we identified the critical accounting policies which affect our more significant estimates and assumptions used in preparing our consolidated financial statements.
There have been no material changes to our critical accounting policies and estimates from those previously disclosed in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended March 31, 2026. For additional information, refer to our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended March 31, 2026 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended March 31, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
As part of our ongoing integration activities associated with the Electrical Products Group acquisition, we are reviewing the internal controls and procedures of the Electrical Products Group business and working to augment our company-wide controls to reflect the risks inherent in the acquisition. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments with respect to the legal proceedings previously disclosed in Item 3 of our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the first quarter of 2026:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 24, 2026	796	$105.01	—	$146,879,963
January 25 - February 21, 2026	259,700	116.13	257,407	116,985,416
February 22 - March 31, 2026	298,480	114.56	174,275	96,520,092
Total	558,976		431,682
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
(d)On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024 and expires on July 22, 2027. As of March 31, 2026, we had $96.5 million available for share repurchases under the 2024 Authorization.
ITEM 5.     OTHER INFORMATION
(c)
During the first quarter of 2026, none of our directors or Section 16 officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index to Form 10-Q for the Period Ended March 31, 2026

22	Guarantors and Subsidiary Issuers of Guaranteed Securities. (incorporated by reference to Exhibit 22 in the Annual Report on Form 10-K of nVent Electric plc filed with the Commission on February 17, 2026 (File No. 001-38265)).

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended March 31, 2026 and 2025, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (iv) the Condensed Consolidated Statements of Changes in Equity for the three months ended March 31, 2026 and 2025, (v) Notes to Condensed Consolidated Financial Statements and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2026.

nVent Electric plc
Registrant

By	/s/ Gary L. Corona
Gary L. Corona
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President, Chief Accounting Officer and Treasurer