Form 10-Q
period 2026-06-30
nVent Electric plc
filed 2026-07-31
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On June 30, 2026, 161,857,939 shares of the registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended		Six months ended
In millions, except per share data	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$1,471.3	$963.1	$2,713.3	$1,772.4
Cost of goods sold	913.3	591.3	1,709.7	1,086.9
Gross profit	558.0	371.8	1,003.6	685.5
Selling, general and administrative	232.8	196.0	460.0	362.2
Research and development	24.5	19.1	47.2	36.6
Operating income	300.7	156.7	496.4	286.7
Net interest expense	17.4	17.6	34.9	35.0
Other expense	1.3	1.1	2.6	2.2
Income from continuing operations before income taxes	282.0	138.0	458.9	249.5
Provision for income taxes	66.2	31.3	102.7	55.8
Net income from continuing operations	215.8	106.7	356.2	193.7
Income from discontinued operations, net of tax (Note 6)	0.1	2.8	2.1	276.5
Net income	$215.9	$109.5	$358.3	$470.2
Comprehensive income, net of tax
Net income	$215.9	$109.5	$358.3	$470.2
Changes in cumulative translation adjustment (six months ended June 30, 2025 includes $92.7 million reclassified to gain on sale included in Income from discontinued operations, net of tax)	1.4	22.6	1.0	125.6
Changes in market value of derivative financial instruments, net of tax	(1.2)	(12.2)	2.4	(15.7)
Comprehensive income	$216.1	$119.9	$361.7	$580.1
Earnings per ordinary share
Basic
Continuing operations	$1.33	$0.66	$2.20	$1.19
Discontinued operations	—	0.02	0.01	1.69
Basic earnings per ordinary share	$1.33	$0.68	$2.21	$2.88
Diluted
Continuing operations	$1.32	$0.65	$2.17	$1.17
Discontinued operations	—	0.02	0.01	1.67
Diluted earnings per ordinary share	$1.32	$0.67	$2.18	$2.84
Weighted average ordinary shares outstanding
Basic	161.8	161.7	161.8	163.4
Diluted	164.1	163.6	164.1	165.4
Cash dividends paid per ordinary share	$0.21	$0.20	$0.42	$0.40
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	June 30, 2026	December 31, 2025
In millions, except per share data
Assets
Current assets
Cash and cash equivalents	$256.0	$237.5
Accounts and notes receivable, net of allowances of $16.7 and $13.7, respectively	969.3	693.0
Inventories	522.4	471.9
Other current assets	256.5	237.2
Total current assets	2,004.2	1,639.6
Property, plant and equipment, net	447.9	434.5
Other assets
Goodwill	2,676.3	2,678.0
Intangibles, net	1,793.3	1,876.5
Other non-current assets	224.6	223.3
Total other assets	4,694.2	4,777.8
Total assets	$7,146.3	$6,851.9
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$13.8	$13.8
Accounts payable	496.0	358.9
Employee compensation and benefits	131.1	156.6
Other current liabilities	472.5	474.2
Total current liabilities	1,113.4	1,003.5
Other liabilities
Long-term debt	1,478.6	1,546.0
Pension and other post-retirement compensation and benefits	133.3	135.6
Deferred tax liabilities	232.0	232.0
Other non-current liabilities	202.1	204.6
Total liabilities	3,159.4	3,121.7
Equity
Ordinary shares $0.01 par value, 400.0 million authorized, 161.9 million and 161.7 million issued at June 30, 2026 and December 31, 2025, respectively	1.6	1.6
Additional paid-in capital	2,035.4	2,072.3
Retained earnings	1,977.7	1,687.5
Accumulated other comprehensive loss	(27.8)	(31.2)
Total equity	3,986.9	3,730.2
Total liabilities and equity	$7,146.3	$6,851.9
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
In millions	June 30, 2026	June 30, 2025
Operating activities
Net income	$358.3	$470.2
Less: Income from discontinued operations, net of tax	2.1	276.5
Net income from continuing operations	356.2	193.7
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Depreciation	34.2	28.2
Amortization	82.2	64.1
Deferred income taxes	1.4	2.0
Share-based compensation	23.1	20.1
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(280.2)	(152.8)
Inventories	(56.0)	(23.0)
Other current assets	(12.2)	7.2
Contract assets and liabilities	(24.6)	22.5
Accounts payable	145.7	22.9
Employee compensation and benefits	(24.7)	0.8
Other current liabilities	32.3	(32.2)
Other non-current assets and liabilities	1.3	1.4
Net cash provided by (used for) operating activities of continuing operations	278.7	154.9
Net cash provided by (used for) operating activities of discontinued operations	(10.0)	(111.6)
Net cash provided by (used for) operating activities	268.7	43.3
Investing activities
Capital expenditures	(57.6)	(38.0)
Proceeds from sale of property and equipment	—	1.6
Acquisitions, net of cash acquired	—	(971.6)
Net cash provided by (used for) investing activities of continuing operations	(57.6)	(1,008.0)
Net cash provided by (used for) investing activities of discontinued operations	1.7	1,584.6
Net cash provided by (used for) investing activities	(55.9)	576.6
Financing activities
Net receipts of revolving credit facility	—	200.0
Proceeds from long-term debt	—	275.0
Repayments of long-term debt	(68.3)	(866.3)
Debt issuance costs	—	(1.9)
Dividends paid	(68.2)	(65.7)
Shares issued to employees, net of shares withheld	(9.6)	(2.0)
Repurchases of ordinary shares	(50.4)	(253.1)
Net cash provided by (used for) financing activities	(196.5)	(714.0)
Effect of exchange rate changes on cash and cash equivalents	2.2	30.0
Change in cash and cash equivalents	18.5	(64.1)
Cash and cash equivalents, beginning of period	237.5	131.2
Cash and cash equivalents within assets held for sale, beginning of period	—	58.7
Less: Cash and cash equivalents within assets held for sale, end of period	—	—
Cash and cash equivalents, end of period	$256.0	$125.8

See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2025	161.7	$1.6	$2,072.3	$1,687.5	$(31.2)	$3,730.2
Net income	—	—	—	142.4	—	142.4
Other comprehensive income, net of tax	—	—	—	—	3.2	3.2
Dividends declared	—	—	—	(34.2)	—	(34.2)
Share repurchases	(0.4)	—	(50.4)	—	—	(50.4)
Exercise of options, net of shares tendered for payment	0.1	—	3.0	—	—	3.0
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(14.1)	—	—	(14.1)
Share-based compensation	—	—	16.4	—	—	16.4
March 31, 2026	161.7	$1.6	$2,027.2	$1,795.7	$(28.0)	$3,796.5
Net income	—	—	—	215.9	—	215.9
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Dividends declared	—	—	—	(33.9)	—	(33.9)
Exercise of options, net of shares tendered for payment	0.1	—	3.7	—	—	3.7
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(2.2)	—	—	(2.2)
Share-based compensation	—	—	6.7	—	—	6.7
June 30, 2026	161.9	$1.6	$2,035.4	$1,977.7	$(27.8)	$3,986.9

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2024	165.0	$1.7	$2,271.7	$1,108.6	$(144.4)	$3,237.6
Net income	—	—	—	360.7	—	360.7
Other comprehensive loss, net of tax	—	—	—	—	99.5	99.5
Dividends declared	—	—	—	(33.3)	—	(33.3)
Share repurchases	(1.0)	(0.1)	(53.0)	—	—	(53.1)
Exercise of options, net of shares tendered for payment	0.2	—	3.6	—	—	3.6
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(8.3)	—	—	(8.3)
Share-based compensation	—	—	9.4	—	—	9.4
March 31, 2025	164.6	$1.6	$2,223.4	$1,436.0	$(44.9)	$3,616.1
Net income	—	—	—	109.5	—	109.5
Other comprehensive loss, net of tax	—	—	—	—	10.4	10.4
Dividends declared	—	—	—	(31.5)	—	(31.5)
Share repurchases	(3.9)	—	(200.0)	—	—	(200.0)
Exercise of options, net of shares tendered for payment	0.2	—	3.2	—	—	3.2
Shares surrendered by employees to pay taxes	—	—	(0.6)	—	—	(0.6)
Share-based compensation	—	—	11.6	—	—	11.6
June 30, 2025	160.9	$1.6	$2,037.6	$1,514.0	$(34.5)	$3,518.7
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
New accounting standards
In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update 2024-03, "Disaggregation of Income Statement Expenses", which is intended to improve disclosures about a public business entity's expenses. It requires public entities to disaggregate specific types of expenses, including disclosures for purchases of inventory, employee compensation, depreciation and intangible asset amortization, as well as selling expenses. The guidance is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027 and may be adopted on a retrospective or prospective basis. We are currently evaluating the potential impact of this new guidance, and expect the standard will only impact our disclosures with no material impact to the consolidated financial statements.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
2.Revenue
Disaggregation of revenue
We disaggregate our revenue from contracts with customers by geographic location and vertical, as we believe these best depict how the nature, amount, timing and uncertainty of our revenue and cash flows are affected by economic factors.
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended June 30, 2026
In millions	Systems Protection	Electrical Connections	Total
Americas	$917.0	$340.0	$1,257.0
Europe, the Middle East and Africa ("EMEA")	111.2	43.5	154.7
Asia-Pacific	43.9	15.7	59.6
Total	$1,072.1	$399.2	$1,471.3

	Six months ended June 30, 2026
In millions	Systems Protection	Electrical Connections	Total
Americas	$1,672.6	$634.6	$2,307.2
EMEA	220.6	84.4	305.0
Asia-Pacific	73.7	27.4	101.1
Total	$1,966.9	$746.4	$2,713.3

	Three months ended June 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Americas	$495.5	$282.4	$777.9
EMEA	104.2	37.7	141.9
Asia-Pacific	32.3	11.0	43.3
Total	$632.0	$331.1	$963.1

	Six months ended June 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Americas	$874.4	$537.4	$1,411.8
EMEA	200.3	73.6	273.9
Asia-Pacific	65.5	21.2	86.7
Total	$1,140.2	$632.2	$1,772.4

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Vertical net sales information was as follows:

	Three months ended June 30, 2026
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$729.3	$153.2	$882.5
Industrial	269.8	60.4	330.2
Commercial & Residential	73.0	185.6	258.6
Total	$1,072.1	$399.2	$1,471.3

	Six months ended June 30, 2026
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$1,289.3	$286.6	$1,575.9
Industrial	534.0	113.5	647.5
Commercial & Residential	143.6	346.3	489.9
Total	$1,966.9	$746.4	$2,713.3

	Three months ended June 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$292.5	$116.8	$409.3
Industrial	266.0	50.6	316.6
Commercial & Residential	73.5	163.7	237.2
Total	$632.0	$331.1	$963.1

	Six months ended June 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$510.5	$215.6	$726.1
Industrial	497.3	98.2	595.5
Commercial & Residential	132.4	318.4	450.8
Total	$1,140.2	$632.2	$1,772.4
In the first quarter of 2026, based on benchmarking of industry peers and for purposes of how we assess performance, we updated the disaggregation categories on which we report revenue by vertical. For comparability, we have recategorized revenue for the three and six months ended June 30, 2025 to conform to the new presentation. This recategorization of revenue by vertical had no impact on our consolidated financial results.
Contract balances
Contract assets and liabilities consisted of the following:

In millions	June 30, 2026	December 31, 2025	$ Change	% Change
Contract assets	$168.5	$160.8	$7.7	4.8%
Contract liabilities	159.9	176.8	(16.9)	(9.6)%
Net contract assets	$8.6	$(16.0)	$24.6	153.8%
The $24.6 million increase in net contract assets from December 31, 2025 to June 30, 2026 was primarily the result of the timing of milestone invoicing. The majority of our contract liabilities at December 31, 2025 were recognized in revenue during the six months ended June 30, 2026. There were no material impairment losses recognized on our contract assets for the three and six months ended June 30, 2026 and 2025.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Remaining performance obligations
On June 30, 2026, we had $2.5 billion of remaining performance obligations. We expect to recognize the majority of our remaining performance obligations on these contracts within the next twelve months.
3.Restructuring
During the six months ended June 30, 2026 and the year ended December 31, 2025, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
Restructuring related costs included in Selling, general and administrative in the Condensed Consolidated Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended		Six months ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Severance and related costs	$0.6	$1.5	$2.9	$2.2
Other	0.7	1.6	1.4	1.8
Total restructuring costs	$1.3	$3.1	$4.3	$4.0
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment as well as Enterprise and other were as follows:

	Three months ended		Six months ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Systems Protection	$0.9	$0.3	$2.3	$0.6
Electrical Connections	0.2	0.5	1.2	0.8
Enterprise and other	0.2	2.3	0.8	2.6
Total	$1.3	$3.1	$4.3	$4.0
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows:

	Six months ended
In millions	June 30, 2026	June 30, 2025
Beginning balance	$2.8	$1.8
Costs incurred	2.9	2.2
Cash payments and other	(3.5)	(2.2)
Ending balance	$2.2	$1.8

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Six months ended
In millions, except per share data	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income from continuing operations	$215.8	$106.7	$356.2	$193.7
Income from discontinued operations, net of tax	0.1	2.8	2.1	276.5
Net income	$215.9	$109.5	$358.3	$470.2
Weighted average ordinary shares outstanding
Basic	161.8	161.7	161.8	163.4
Dilutive impact of stock options, restricted stock units and performance share units	2.3	1.9	2.3	2.0
Diluted	164.1	163.6	164.1	165.4

Earnings per ordinary share
Basic
Continuing operations	$1.33	$0.66	$2.20	$1.19
Discontinued operations	—	0.02	0.01	1.69
Basic earnings per ordinary share	$1.33	$0.68	$2.21	$2.88
Diluted
Continuing operations	$1.32	$0.65	$2.17	$1.17
Discontinued operations	—	0.02	0.01	1.67
Diluted earnings per ordinary share	$1.32	$0.67	$2.18	$2.84
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.2	0.6	0.1	0.5
5. Acquisitions
Electrical Products Group Acquisition
On May 1, 2025, we completed the acquisition of the enclosures, switchgear and bus systems businesses of Avail Infrastructure Solutions (the "Electrical Products Group") for approximately $979.6 million in cash. The Electrical Products Group is a leading provider of infrastructure solutions, designed to help ensure safe and reliable electrical operations primarily in the infrastructure vertical, including power utilities and data centers. We operate the Electrical Products Group predominantly within our Systems Protection reporting segment. We funded the purchase price for the acquisition with available cash on hand.
The purchase price has been allocated based on the estimated fair value of assets acquired and liabilities assumed at the date of the Electrical Products Group acquisition. The purchase price allocation was completed in the second quarter of 2026.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The following table summarizes the final fair values of the assets acquired and liabilities assumed in the Electrical Products Group acquisition as previously reported as of December 31, 2025 and revised as of June 30, 2026:

In millions	As Previously Reported	As Revised
Accounts receivable	$98.0	$97.7
Inventories	22.0	20.0
Other current assets	87.4	87.4
Property, plant and equipment	38.9	38.9
Identifiable intangible assets	433.8	433.8
Goodwill	439.3	441.6
Other assets	26.2	26.3
Current liabilities	(146.0)	(146.1)
Other liabilities	(20.0)	(20.0)
Purchase price	$979.6	$979.6
The excess purchase price over tangible net assets and identified intangible assets acquired has been allocated to goodwill in the amount of $441.6 million, substantially all of which is expected to be deductible for income tax purposes. Goodwill recognized from the Electrical Products Group acquisition reflects the future economic benefit resulting from synergies of our combined operations.
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
The following table presents unaudited pro forma financial information as if the acquisition of the Electrical Products Group had occurred on January 1, 2024:

	Three months ended	Six months ended
In millions, except per share data	June 30, 2025	June 30, 2025
Pro forma net sales	$1,002.0	$1,912.2
Pro forma net income from continuing operations	113.0	207.4
Pro forma net income	115.8	483.9

Pro forma earnings per ordinary share
Basic
Continuing operations	$0.70	$1.27
Basic earnings per ordinary share	$0.72	$2.96
Diluted
Continuing operations	$0.69	$1.25
Diluted earnings per ordinary share	$0.71	$2.92
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

During the six months ended June 30, 2025, the sale resulted in a pre-tax gain of $435.4 million, net of transaction costs of $32.8 million. The Provision for income taxes for the six months ended June 30, 2025 of $160.5 million predominately relates to tax expense on the gain on sale.
The operating results of discontinued operations are summarized below:

	Three months ended		Six months ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net sales	$—	$—	$—	$40.5
Cost of goods sold	—	—	—	20.9
Gross profit	—	—	—	19.6
Selling, general and administrative	0.4	0.7	0.7	16.7
Research and development	—	—	—	1.3
Operating income (loss)	(0.4)	(0.7)	(0.7)	1.6
Income (loss) from discontinued operations before gain from sale and income taxes	(0.4)	(0.7)	(0.7)	1.6
Gain from sale of discontinued operations before income taxes	—	(1.5)	(1.7)	(435.4)
Provision for (benefit from) income taxes	(0.5)	(2.0)	(1.1)	160.5
Income from discontinued operations, net of tax	$0.1	$2.8	$2.1	$276.5

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
7.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2025	Acquisitions/ divestitures	Foreign currency translation/other	June 30, 2026
Systems Protection	$1,202.4	$1.3	$(4.0)	$1,199.7
Electrical Connections	1,475.6	1.0	—	1,476.6
Total goodwill	$2,678.0	$2.3	$(4.0)	$2,676.3
Identifiable intangible assets consisted of the following:

	June 30, 2026			December 31, 2025
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,902.1	$(599.0)	$1,303.1	$1,904.0	$(551.5)	$1,352.5
Proprietary technologies and patents	112.1	(38.7)	73.4	111.8	(31.8)	80.0
Other definite-lived intangible assets	139.5	(90.3)	49.2	139.5	(63.1)	76.4
Total definite-life intangibles	2,153.7	(728.0)	1,425.7	2,155.3	(646.4)	1,508.9
Indefinite-life intangibles
Trade names	367.6	—	367.6	367.6	—	367.6
Total intangibles	$2,521.3	$(728.0)	$1,793.3	$2,522.9	$(646.4)	$1,876.5
Identifiable intangible asset amortization expense was $41.1 million and $35.9 million for the three months ended June 30, 2026 and 2025, respectively, and $82.2 million and $64.1 million for the six months ended June 30, 2026 and 2025, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2026 and the next five years is as follows:

	Q3-Q4
In millions	2026	2027	2028	2029	2030	2031
Estimated amortization expense	$71.7	$136.3	$110.9	$110.9	$107.8	$105.6

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
8.Supplemental Balance Sheet Information

In millions	June 30, 2026	December 31, 2025
Inventories
Raw materials and supplies	$253.5	$213.5
Work-in-process	46.4	31.2
Finished goods	222.5	227.2
Total inventories	$522.4	$471.9
Other current assets
Contract assets	$168.5	$160.8
Prepaid expenses	42.7	46.8
Prepaid income taxes	25.1	12.1
Other current assets	20.2	17.5
Total other current assets	$256.5	$237.2
Property, plant and equipment, net
Land and land improvements	$28.0	$28.3
Buildings and leasehold improvements	229.1	220.0
Machinery and equipment	681.4	651.1
Construction in progress	65.2	65.7
Total property, plant and equipment	1,003.7	965.1
Accumulated depreciation and amortization	555.8	530.6
Total property, plant and equipment, net	$447.9	$434.5
Other non-current assets
Deferred compensation plan assets	$22.4	$18.8
Operating lease right-of-use assets	132.8	128.6
Deferred tax assets	45.4	46.7
Other non-current assets	24.0	29.2
Total other non-current assets	$224.6	$223.3
Other current liabilities
Dividends payable	$34.3	$34.6
Accrued rebates	78.8	91.5
Contract liabilities	159.9	176.8
Accrued taxes payable	45.1	56.7
Current operating lease liabilities	33.0	30.3
Accrued interest	9.8	9.8
Other current liabilities	111.6	74.5
Total other current liabilities	$472.5	$474.2
Other non-current liabilities
Income taxes payable	$9.4	$10.3
Deferred compensation plan liabilities	22.4	18.8
Cross currency swap liabilities	28.8	36.7
Non-current operating lease liabilities	107.5	105.0
Other non-current liabilities	34.0	33.8
Total other non-current liabilities	$202.1	$204.6

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
At June 30, 2026 and December 31, 2025, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $186.4 million and $155.4 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Income and Comprehensive Income was not material for any period presented.
Cross currency swaps
At June 30, 2026 and December 31, 2025, we had outstanding cross currency swap agreements with a combined notional amount of $350.5 million and $362.5 million, respectively. The agreements are accounted for as either cash flow hedges or fair value hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. At June 30, 2026 and December 31, 2025, we had deferred foreign currency losses of $9.2 million and $0.9 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	June 30, 2026		December 31, 2025
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$200.0	$200.0	$268.2	$268.2
Fixed rate debt	1,300.0	1,277.2	1,300.0	1,296.9
Total debt	$1,500.0	$1,477.2	$1,568.2	$1,565.1
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	June 30, 2026
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(28.8)	$—	$—	$(28.8)
Cross currency swap assets	—	2.6	—	—	2.6
Foreign currency contract liabilities	—	(2.1)	—	—	(2.1)
Foreign currency contract assets	—	1.0	—	—	1.0
Deferred compensation plan assets	14.6	—	—	7.8	22.4
Total recurring fair value measurements	$14.6	$(27.3)	$—	$7.8	$(4.9)

Recurring fair value measurements	December 31, 2025
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(36.7)	$—	$—	$(36.7)
Cross currency swap assets	—	0.8	—	—	0.8
Foreign currency contract liabilities	—	(0.3)	—	—	(0.3)
Foreign currency contract assets	—	0.6	—	—	0.6
Deferred compensation plan assets	12.1	—	—	6.7	18.8
Total recurring fair value measurements	$12.1	$(35.6)	$—	$6.7	$(16.8)
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at June 30, 2026	Maturity Year	June 30, 2026	December 31, 2025
Revolving credit facility	N/A	2030	$—	$—
Term loan facility	4.903%	2030	200.0	268.2
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Senior notes - fixed rate	2.750%	2031	300.0	300.0
Senior notes - fixed rate	5.650%	2033	500.0	500.0
Unamortized debt issuance costs and discounts	N/A	N/A	(7.6)	(8.4)
Total debt			1,492.4	1,559.8
Less: Current maturities and short-term borrowings			(13.8)	(13.8)
Long-term debt			$1,478.6	$1,546.0
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
As of June 30, 2026, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
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
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of June 30, 2026, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding at June 30, 2026, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

	Q3-Q4
In millions	2026	2027	2028	2029	2030	2031	Thereafter	Total
Contractual debt obligation maturities	$6.9	$13.8	$517.2	$20.6	$141.5	$300.0	$500.0	$1,500.0
11.Income Taxes
The effective income tax rate was 22.4% for both the six months ended June 30, 2026 and June 30, 2025. The liability for uncertain tax positions was $9.4 million and $10.3 million at June 30, 2026 and December 31, 2025, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income, which is consistent with our past practices.
12.Shareholders' Equity
Share repurchases
On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024 and expires on July 22, 2027.
During the six months ended June 30, 2026, we repurchased 0.4 million of our ordinary shares for $50.4 million under the 2024 Authorization. During the six months ended June 30, 2025, we repurchased 4.8 million of our ordinary shares for $253.1 million under the 2024 Authorization.
As of June 30, 2026, we had $96.5 million available for share repurchases under the 2024 Authorization.
On May 16, 2026, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2026 Authorization"). The 2026 Authorization began on July 23, 2026 and expires on July 22, 2029.
Dividends payable
On May 16, 2026, the Board of Directors declared a quarterly cash dividend of $0.21 per ordinary share payable on August 7, 2026, to shareholders of record at the close of business on July 24, 2026. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $34.3 million and $34.6 million at June 30, 2026 and December 31, 2025, respectively.
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The accounting policies of our reporting segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K for the year ended December 31, 2025. The Company's primary measure of segment profitability is reportable segment income. Reportable segment income represents operating income, which includes certain corporate overhead allocations, and is exclusive of intangible amortization, acquisition related costs, costs of restructuring activities, reimbursements of tariffs previously remitted under the International Emergency Economic Powers Act ("IEEPA tariffs"), "mark-to-market" gain/loss for pension and other post-retirement plans, impairments and other unusual non-operating items.
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
Net sales and significant expense categories to arrive at our measure of segment profitability by reportable segment were as follows:

	Three months ended June 30, 2026
In millions	Systems Protection	Electrical Connections	Total
Net sales	$1,072.1	$399.2	$1,471.3
Cost of goods sold(1)	707.5	227.1
Selling, general and administrative(1)	99.8	57.3
Research and development(1)	16.6	6.0
Reportable segment income	$248.2	$108.8	$357.0

	Six months ended June 30, 2026
In millions	Systems Protection	Electrical Connections	Total
Net sales	$1,966.9	$746.4	$2,713.3
Cost of goods sold(1)	1,293.9	432.8
Selling, general and administrative(1)	190.0	108.2
Research and development(1)	31.7	11.8
Reportable segment income	$451.3	$193.6	$644.9

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

	Three months ended June 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Net sales	$632.0	$331.1	$963.1
Cost of goods sold(1)	401.5	184.7
Selling, general and administrative(1)	81.8	45.9
Research and development(1)	11.6	5.6
Reportable segment income	$137.1	$94.9	$232.0

	Six months ended June 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Net sales	$1,140.2	$632.2	$1,772.4
Cost of goods sold(1)	726.4	351.6
Selling, general and administrative(1)	150.3	89.8
Research and development(1)	22.2	10.8
Reportable segment income	$241.3	$180.0	$421.3
(1)    These costs exclude certain expenses reported in the Condensed Consolidated Statements of Income and Comprehensive Income that are reflected in 'Enterprise and other', as well as the costs that are excluded from reportable segment income as discussed above.
The following table presents a reconciliation of reportable segment income to consolidated income before income taxes:

	Three months ended		Six months ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Systems Protection	$248.2	$137.1	$451.3	$241.3
Electrical Connections	108.8	94.9	193.6	180.0
Reportable segment income	357.0	232.0	644.9	421.3
Enterprise and other	(34.3)	(32.0)	(73.7)	(59.1)
Restructuring and other	(2.0)	(3.1)	(10.9)	(4.0)
Acquisition transaction and integration costs	(4.7)	(4.3)	(7.5)	(7.4)
Intangible amortization	(41.1)	(35.9)	(82.2)	(64.1)
IEEPA tariffs	25.8	—	25.8	—
Net interest expense	(17.4)	(17.6)	(34.9)	(35.0)
Other expense	(1.3)	(1.1)	(2.6)	(2.2)
Income before income taxes	$282.0	$138.0	$458.9	$249.5

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)

	Identifiable assets
In millions	June 30, 2026	December 31, 2025
Systems Protection	$3,581.1	$3,342.2
Electrical Connections	3,293.6	3,281.0
Total for reportable segments	6,874.7	6,623.2
Enterprise and other	271.6	228.7
Consolidated	$7,146.3	$6,851.9

	Depreciation(1)
	Three months ended		Six months ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Systems Protection	$9.6	$7.1	$18.7	$14.0
Electrical Connections	6.1	6.1	12.3	11.9
Total reportable segments	15.7	13.2	31.0	25.9
Enterprise and other	1.7	1.2	3.2	2.3
Consolidated	$17.4	$14.4	$34.2	$28.2
(1)    These amounts of depreciation disclosed by reportable segment are included within the significant expense categories above, such as cost of goods sold and selling, general and administrative expenses.

	Capital expenditures
	Six months ended
In millions	June 30, 2026	June 30, 2025
Systems Protection	$40.1	$23.6
Electrical Connections	12.8	10.5
Total reportable segments	52.9	34.1
Enterprise and other	4.7	3.9
Consolidated	$57.6	$38.0
14.Share-Based Compensation
Total share-based compensation expense for the three and six months ended June 30, 2026 and 2025, was as follows:

	Three months ended		Six months ended
In millions	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Restricted stock units	$4.6	$5.4	$11.6	$9.3
Performance share units	0.9	4.0	6.8	6.8
Stock options	1.2	2.2	4.7	4.0
Total	$6.7	$11.6	$23.1	$20.1
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of June 30, 2026 and December 31, 2025 was not material.
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
As of June 30, 2026 and December 31, 2025, the outstanding value of bonds, letters of credit and bank guarantees totaled $102.0 million and $75.7 million, respectively.

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
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across two segments: Systems Protection and Electrical Connections, which represented approximately 72% and 28% of total revenues during the first six months of 2026, respectively.
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
On January 30, 2025, we completed the sale of our Thermal Management business to BCP VI Summit Holdings LP (as assignee of BCP Acquisitions LLC), an affiliate of funds managed by Brookfield Asset Management, for $1.6 billion in net cash proceeds, subject to certain customary purchase price adjustments. The results of the Thermal Management business have been presented as discontinued operations in our Condensed Consolidated Financial Statements for all periods presented.
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
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2025 and the first six months of 2026 and will likely impact our results in the future:
•During 2025 and the first six months of 2026, we experienced general inflationary increases, including the impacts related to tariffs, primarily related to raw materials, labor and transportation costs. We may experience increased supply chain challenges, inflationary cost increases and economic uncertainty due to the rapid changes in global trade policies. We have taken pricing actions, and may take additional pricing actions going forward, and implemented, and plan to continue to implement, supply chain optimization and other productivity improvements that have helped, and could continue to help, offset expected cost increases. The potential impact of inflationary increases, including impacts related to tariffs, remains uncertain, but we expect inflationary cost increases, including impacts related to tariffs, to continue throughout 2026 and beyond, which could negatively impact our results of operations.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended June 30, 2026 and 2025 were as follows:

	Three months ended
In millions	June 30, 2026	June 30, 2025	$ change	% / point change
Net sales	$1,471.3	$963.1	$508.2	52.8%
Cost of goods sold	913.3	591.3	322.0	54.5%
Gross profit	558.0	371.8	186.2	50.1%
% of net sales	37.9%	38.6%		(0.7)	pts

Selling, general and administrative	232.8	196.0	36.8	18.8%
% of net sales	15.8%	20.4%		(4.6)	pts
Research and development	24.5	19.1	5.4	28.3%
% of net sales	1.7%	2.0%		(0.3)	pts

Operating income	300.7	156.7	144.0	91.9%
% of net sales	20.4%	16.3%		4.1	pts

Net interest expense	17.4	17.6	(0.2)	N.M.
Other expense	1.3	1.1	0.2	N.M.

Income from continuing operations before income taxes	282.0	138.0	144.0	104.3%
Provision for income taxes	66.2	31.3	34.9	111.5%
Effective tax rate	23.5%	22.7%		0.8	pts

Net income from continuing operations	215.8	106.7	109.1	102.2%
Income from discontinued operations, net of tax	0.1	2.8	(2.7)	N.M.

Net income	$215.9	$109.5	$106.4	97.2%
N.M. Not Meaningful

The consolidated results of operations for the six months ended June 30, 2026 and 2025 were as follows:

	Six months ended
In millions	June 30, 2026	June 30, 2025	$ change	% / point change
Net sales	$2,713.3	$1,772.4	$940.9	53.1%
Cost of goods sold	1,709.7	1,086.9	622.8	57.3%
Gross profit	1,003.6	685.5	318.1	46.4%
% of net sales	37.0%	38.7%		(1.7)	pts

Selling, general and administrative	460.0	362.2	97.8	27.0%
% of net sales	17.0%	20.4%		(3.4)	pts
Research and development	47.2	36.6	10.6	29.0%
% of net sales	1.7%	2.1%		(0.4)	pts

Operating income	496.4	286.7	209.7	73.1%
% of net sales	18.3%	16.2%		2.1	pts

Net interest expense	34.9	35.0	(0.1)	N.M.
Other expense	2.6	2.2	0.4	N.M.

Income from continuing operations before income taxes	458.9	249.5	209.4	83.9%
Provision for income taxes	102.7	55.8	46.9	84.1%
Effective tax rate	22.4%	22.4%		—	pts

Net income from continuing operations	356.2	193.7	162.5	83.9%
Income from discontinued operations, net of tax	2.1	276.5	(274.4)	N.M.

Net income	$358.3	$470.2	$(111.9)	(23.8)%
N.M. - Not Meaningful

Net sales
The components of the change in consolidated net sales from the prior period were as follows:

	Three months ended June 30, 2026	Six months ended June 30, 2026
	over the prior year period	over the prior year period
Organic growth	46.9%	41.2%
Acquisition	5.4	10.7
Currency	0.5	1.2
Total	52.8%	53.1%
The 52.8 and 53.1 percent increases in net sales in the second quarter and first half of 2026 from 2025, respectively, were primarily the result of:
•organic sales growth contribution of approximately 44.0% and 38.0% from our infrastructure business in the second quarter and first half of 2026 from 2025, respectively, and approximately 2.0% from our commercial & residential business in both the second quarter and first half of 2026 from 2025, which includes selective increases in selling prices and growth in the data centers business; and
•sales of $51.6 million and $189.3 million in the second quarter and first half of 2026, respectively, as a result of the Electrical Products Group acquisition.
Gross profit
The 0.7 and 1.7 percentage point decreases in gross profit as a percentage of net sales in the second quarter and first half of 2026 from 2025, respectively, were primarily the result of:
•inflationary increases, primarily related to raw materials and labor costs, compared to 2025;
•unfavorable product mix; and
•investments in capacity to drive growth.
These decreases were partially offset by:
•higher sales volume resulting in increased leverage on fixed expenses; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.

Gross profit for the second quarter and first half of 2026 also benefited from approximately $25 million in reimbursements of tariffs previously remitted under the International Emergency Economic Powers Act ("IEEPA tariffs"), which were offset by other incremental tariffs compared to the prior year periods.
Selling, general and administrative ("SG&A")
The 4.6 and 3.4 percentage point decreases in SG&A expense as a percentage of net sales in the second quarter and first half of 2026 from 2025, respectively, were primarily the result of:
•organic sales growth resulting in increased leverage on fixed expenses; and
•savings generated from restructuring and other productivity initiatives.
These decreases were partially offset by:
•intangible amortization expense of $41.1 million and $82.2 million in the second quarter and first half of 2026, respectively, compared to $35.9 million and $64.1 million in the second quarter and first half of 2025, respectively, as a result of the Electrical Products Group acquisition;
•inflationary increases impacting our labor costs, professional fees and other administrative costs; and
•investments in capacity, new products and digital to drive growth.

Provision for income taxes
The 0.8 percentage point increase in the effective tax rate in the second quarter of 2026 from 2025 was primarily the result of:
• tax expense of $3.6 million in the second quarter of 2026 related to a foreign tax audit settlement; and
•increased earnings in higher tax rate jurisdictions.
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
We evaluate performance based on net sales and reportable segment income ("segment income") and use a variety of ratios to measure performance of our reporting segments. Segment income represents operating income, which includes certain corporate overhead allocations, and is exclusive of intangible amortization, acquisition related costs, costs of restructuring activities, IEEPA tariff reimbursements, "mark-to-market" gain/loss for pension, impairments and other unusual non-operating items.
Systems Protection
The net sales, segment income and segment income as a percentage of net sales for Systems Protection were as follows:

	Three months ended				Six months ended
In millions	June 30, 2026	June 30, 2025	% / point change		June 30, 2026	June 30, 2025	% / point change
Net sales	$1,072.1	$632.0	69.6%		$1,966.9	$1,140.2	72.5%
Segment income	248.2	137.1	81.0%		451.3	241.3	87.0%
% of net sales	23.2%	21.7%	1.5	pts	22.9%	21.2%	1.7	pts
Net sales
The components of the change in Systems Protection net sales from the prior period were as follows:

	Three months ended June 30, 2026	Six months ended June 30, 2026
	over the prior year period	over the prior year period
Organic growth	62.0%	56.7%
Acquisition	7.2	14.6
Currency	0.4	1.2
Total	69.6%	72.5%
The 69.6 and 72.5 percent increases in Systems Protection net sales in the second quarter and first half of 2026 from 2025, respectively, were primarily the result of:
•organic sales growth contribution of approximately 62.5% and 55.0% from our infrastructure business in the second quarter and first half of 2026 from 2025, respectively, which includes selective increases in selling prices and growth in the data centers business; and
•sales of $45.2 million and $166.2 million in the second quarter and first half of 2026, respectively, as a result of the Electrical Products Group acquisition.
Segment income
The 1.5 and 1.7 percentage point increases in segment income for Systems Protection as a percentage of net sales in the second quarter and first half of 2026 from 2025, respectively, were primarily the result of:
•organic sales growth resulting in increased leverage on fixed expenses; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.

These increases were partially offset by:
•inflationary increases, including the impacts related to tariffs, primarily related to labor costs and raw materials, compared to 2025;
•unfavorable product mix; and
•investments in capacity, new products and digital to drive growth.
Electrical Connections
The net sales, segment income and segment income as a percentage of net sales for Electrical Connections were as follows:

	Three months ended				Six months ended
In millions	June 30, 2026	June 30, 2025	% / point change		June 30, 2026	June 30, 2025	% / point change
Net sales	$399.2	$331.1	20.6%		$746.4	$632.2	18.1%
Segment income	108.8	94.9	14.6%		193.6	180.0	7.6%
% of net sales	27.3%	28.7%	(1.4)	pts	25.9%	28.5%	(2.6)	pts
Net sales
The components of the change in Electrical Connections net sales from the prior period were as follows:

	Three months ended June 30, 2026	Six months ended June 30, 2026
	over the prior year period	over the prior year period
Organic growth	17.9%	13.1%
Acquisition	1.9	3.7
Currency	0.8	1.3
Total	20.6%	18.1%
The 20.6 and 18.1 percent increases in Electrical Connections net sales in the second quarter and first half of 2026 from 2025, respectively, were primarily the result of:
•organic sales growth contribution of approximately 8.5% and 7.0% from our infrastructure business in the second quarter and first half of 2026 from 2025, respectively; approximately 6.5% and 4.0% from our commercial & residential business in the second quarter and first half of 2026 from 2025, respectively; and approximately 3.0% and 2.0% from our industrial business in the second quarter and first half of 2026 from 2025, respectively.
•sales of $6.4 million and $23.1 million in the second quarter and first half of 2026, respectively, as a result of the Electrical Products Group acquisition.
Segment income
The 1.4 and 2.6 percentage point decreases in segment income for Electrical Connections as a percentage of net sales in the second quarter and first half of 2026 from 2025, respectively, were primarily the result of:
•inflationary increases, including the impacts related to tariffs, primarily related to raw materials and labor costs, compared to 2025;
•investments in digital, selling and marketing to drive growth; and
•unfavorable product mix.
These decreases were partially offset by:
•organic sales growth resulting in increased leverage on fixed expenses.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of June 30, 2026, we had $256.0 million of cash on hand, of which $79.6 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical Connections products during the spring and summer months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities from continuing operations was $278.7 million in the first six months of 2026, which primarily reflects net income, net of non-cash depreciation, amortization and changes in deferred taxes, of $474.0 million, partially offset by a $219.7 million increase in net working capital. The increase in working capital is primarily attributed to accounts receivable driven by the overall increase and timing of sales.
Net cash provided by operating activities from continuing operations was $154.9 million in the first six months of 2025, which primarily reflects net income, net of non-cash depreciation, amortization and changes in deferred taxes, of $288.0 million, partially offset by a $154.6 million increase in net working capital.
Investing activities
Net cash used for investing activities from continuing operations of $57.6 million in the first six months of 2026 relates to capital expenditures.
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
Financing activities
Net cash used for financing activities from continuing operations of $196.5 million in the first six months of 2026 relates primarily to repayments of long-term debt of $68.3 million, dividends paid of $68.2 million and share repurchases of $50.4 million.
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
The following table presents summarized financial information as of June 30, 2026 for the Obligor Group on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

In millions	June 30, 2026
Current assets(1)	$7.8
Noncurrent assets(2)	1,599.9
Current liabilities	58.7
Noncurrent liabilities(3)	1,510.8
(1) Includes assets due from non-guarantor subsidiaries of $0.8 million.
(2) Includes assets due from non-guarantor subsidiaries of $1,592.1 million.
(3) Includes liabilities due to non-guarantor subsidiaries of $20.7 million.

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
As of June 30, 2026, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
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
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of

$5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of June 30, 2026, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Share repurchases
On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024 and expires on July 22, 2027.
During the six months ended June 30, 2026, we repurchased 0.4 million of our ordinary shares for $50.4 million under the 2024 Authorization. During the six months ended June 30, 2025, we repurchased 4.8 million of our ordinary shares for $253.1 million under the 2024 Authorization.
As of June 30, 2026, we had $96.5 million available for share repurchases under the 2024 Authorization.
On May 16, 2026, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2026 Authorization"). The 2026 Authorization began on July 23, 2026 and expires on July 22, 2029.
Dividends
During the six months ended June 30, 2026, we paid dividends of $68.2 million, or $0.42 per ordinary share. During the six months ended June 30, 2025, we paid dividends of $65.7 million, or $0.40 per ordinary share.
On May 16, 2026, the Board of Directors declared a quarterly cash dividend of $0.21 per ordinary share that will be paid on August 7, 2026, to shareholders of record at the close of business on July 24, 2026. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $34.3 million and $34.6 million at June 30, 2026 and December 31, 2025, respectively.
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
The following table is a reconciliation of free cash flow:

	Six months ended
In millions	June 30, 2026	June 30, 2025
Net cash provided by (used for) operating activities of continuing operations	$278.7	$154.9
Capital expenditures	(57.6)	(38.0)
Proceeds from sale of property and equipment	—	1.6
Free cash flow of continuing operations	$221.1	$118.5
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended June 30, 2026. For additional information, refer to our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended June 30, 2026 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended June 30, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the second quarter of 2026:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 25, 2026	7,635	$130.45	—	$96,520,092
April 26 - May 23, 2026	6,196	169.23	—	96,520,092
May 24 - June 30, 2026	1,222	159.74	—	96,520,092
Total	15,053		—
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
(d)On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024 and expires on July 22, 2027. As of June 30, 2026, we had $96.5 million available for share repurchases under the 2024 Authorization. On May 16, 2026, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2026 Authorization"). The 2026 Authorization began on July 23, 2026 and expires on July 22, 2029.
ITEM 5.     OTHER INFORMATION
(c)
During the second quarter of 2026, none of our directors or Section 16 officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index to Form 10-Q for the Period Ended June 30, 2026

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

101
The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2026 and 2025, (v) Notes to Condensed Consolidated Financial Statements and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
* Denotes a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 31, 2026.

nVent Electric plc
Registrant

By	/s/ Gary L. Corona
Gary L. Corona
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President, Chief Accounting Officer and Treasurer