Form 10-Q
period 2026-09-30
nVent Electric plc
filed 2026-10-30
CIK 1720635

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
On September 30, 2026, 161,598,060 shares of the registrant's common stock were outstanding.

nVent Electric plc

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS
nVent Electric plc
Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

	Three months ended		Nine months ended
In millions, except per share data	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$1,514.9	$1,054.0	$4,228.2	$2,826.4
Cost of goods sold	972.0	659.3	2,681.7	1,746.2
Gross profit	542.9	394.7	1,546.5	1,080.2
Selling, general and administrative	236.3	207.8	696.3	570.0
Research and development	24.3	20.6	71.5	57.2
Operating income	282.3	166.3	778.7	453.0
Net interest expense	21.0	20.9	55.9	55.9
Other expense	1.2	1.2	3.8	3.4
Income from continuing operations before income taxes	260.1	144.2	719.0	393.7
Provision for income taxes	57.7	25.2	160.4	81.0
Net income from continuing operations	202.4	119.0	558.6	312.7
Income from discontinued operations, net of tax (Note 6)	—	2.2	2.1	278.7
Net income	$202.4	$121.2	$560.7	$591.4
Comprehensive income, net of tax
Net income	$202.4	$121.2	$560.7	$591.4
Changes in cumulative translation adjustment (nine months ended September 30, 2025 includes $92.7 million reclassified to gain on sale included in Income from discontinued operations, net of tax)	(2.0)	(0.7)	(1.0)	124.9
Changes in market value of derivative financial instruments, net of tax	0.2	1.9	2.6	(13.8)
Comprehensive income	$200.6	$122.4	$562.3	$702.5
Earnings per ordinary share
Basic
Continuing operations	$1.25	$0.74	$3.45	$1.92
Discontinued operations	—	0.01	0.01	1.71
Basic earnings per ordinary share	$1.25	$0.75	$3.46	$3.63
Diluted
Continuing operations	$1.23	$0.73	$3.41	$1.90
Discontinued operations	—	0.01	0.01	1.69
Diluted earnings per ordinary share	$1.23	$0.74	$3.42	$3.59
Weighted average ordinary shares outstanding
Basic	161.7	161.2	161.7	162.7
Diluted	164.0	163.6	164.0	164.8
Cash dividends paid per ordinary share	$0.21	$0.20	$0.63	$0.60
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Balance Sheets (Unaudited)

	September 30, 2026	December 31, 2025
In millions, except per share data
Assets
Current assets
Cash and cash equivalents	$1,121.8	$237.5
Accounts and notes receivable, net of allowances of $18.4 and $13.7, respectively	948.5	693.0
Inventories	573.8	471.9
Other current assets	312.4	237.2
Total current assets	2,956.5	1,639.6
Property, plant and equipment, net	466.3	434.5
Other assets
Goodwill	2,676.1	2,678.0
Intangibles, net	1,757.1	1,876.5
Other non-current assets	246.7	223.3
Total other assets	4,679.9	4,777.8
Total assets	$8,102.7	$6,851.9
Liabilities and Equity
Current liabilities
Current maturities of long-term debt and short-term borrowings	$13.8	$13.8
Accounts payable	535.6	358.9
Employee compensation and benefits	162.6	156.6
Other current liabilities	522.3	474.2
Total current liabilities	1,234.3	1,003.5
Other liabilities
Long-term debt	2,167.6	1,546.0
Pension and other post-retirement compensation and benefits	133.3	135.6
Deferred tax liabilities	231.3	232.0
Other non-current liabilities	223.7	204.6
Total liabilities	3,990.2	3,121.7
Equity
Ordinary shares $0.01 par value, 400.0 million authorized, 161.6 million and 161.7 million issued at September 30, 2026 and December 31, 2025, respectively	1.6	1.6
Additional paid-in capital	1,994.5	2,072.3
Retained earnings	2,146.0	1,687.5
Accumulated other comprehensive loss	(29.6)	(31.2)
Total equity	4,112.5	3,730.2
Total liabilities and equity	$8,102.7	$6,851.9
See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
In millions	September 30, 2026	September 30, 2025
Operating activities
Net income	$560.7	$591.4
Less: Income from discontinued operations, net of tax	2.1	278.7
Net income from continuing operations	558.6	312.7
Adjustments to reconcile net income from continuing operations to net cash provided by (used for) operating activities of continuing operations
Depreciation	52.1	45.0
Amortization	118.5	106.0
Deferred income taxes	1.8	(2.5)
Share-based compensation	30.9	30.8
Amortization of bridge financing debt issuance costs	6.0	—
Changes in assets and liabilities, net of effects of business acquisitions
Accounts and notes receivable	(259.6)	(138.4)
Inventories	(107.7)	(62.8)
Other current assets	(29.9)	7.0
Contract assets and liabilities	(83.8)	30.6
Accounts payable	185.0	49.2
Employee compensation and benefits	7.4	27.7
Other current liabilities	103.1	18.6
Other non-current assets and liabilities	(0.5)	2.7
Net cash provided by (used for) operating activities of continuing operations	581.9	426.6
Net cash provided by (used for) operating activities of discontinued operations	(10.4)	(163.8)
Net cash provided by (used for) operating activities	571.5	262.8
Investing activities
Capital expenditures	(94.6)	(56.6)
Proceeds from sale of property and equipment	1.7	1.7
Acquisitions, net of cash acquired	—	(974.9)
Net cash provided by (used for) investing activities of continuing operations	(92.9)	(1,029.8)
Net cash provided by (used for) investing activities of discontinued operations	1.7	1,584.5
Net cash provided by (used for) investing activities	(91.2)	554.7
Financing activities
Net receipts of revolving credit facility	—	30.4
Proceeds from long-term debt	800.0	275.0
Repayments of long-term debt	(171.9)	(869.7)
Debt issuance costs	(14.0)	(1.9)
Dividends paid	(102.2)	(98.0)
Shares issued to employees, net of shares withheld	(8.5)	7.7
Repurchases of ordinary shares	(100.2)	(253.1)
Net cash provided by (used for) financing activities	403.2	(909.6)
Effect of exchange rate changes on cash and cash equivalents	0.8	29.1
Change in cash and cash equivalents	884.3	(63.0)
Cash and cash equivalents, beginning of period	237.5	131.2
Cash and cash equivalents within assets held for sale, beginning of period	—	58.7
Less: Cash and cash equivalents within assets held for sale, end of period	—	—
Cash and cash equivalents, end of period	$1,121.8	$126.9

See accompanying notes to condensed consolidated financial statements.

nVent Electric plc
Condensed Consolidated Statements of Changes in Equity (Unaudited)

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2025	161.7	$1.6	$2,072.3	$1,687.5	$(31.2)	$3,730.2
Net income	—	—	—	142.4	—	142.4
Other comprehensive income, net of tax	—	—	—	—	3.2	3.2
Dividends declared	—	—	—	(34.2)	—	(34.2)
Share repurchases	(0.4)	—	(50.4)	—	—	(50.4)
Exercise of options, net of shares tendered for payment	0.1	—	3.0	—	—	3.0
Issuance of restricted shares, net of cancellations	0.4	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(14.1)	—	—	(14.1)
Share-based compensation	—	—	16.4	—	—	16.4
March 31, 2026	161.7	$1.6	$2,027.2	$1,795.7	$(28.0)	$3,796.5
Net income	—	—	—	215.9	—	215.9
Other comprehensive income, net of tax	—	—	—	—	0.2	0.2
Dividends declared	—	—	—	(33.9)	—	(33.9)
Exercise of options, net of shares tendered for payment	0.1	—	3.7	—	—	3.7
Issuance of restricted shares, net of cancellations	0.1	—	—	—	—	—
Shares surrendered by employees to pay taxes	—	—	(2.2)	—	—	(2.2)
Share-based compensation	—	—	6.7	—	—	6.7
June 30, 2026	161.9	$1.6	$2,035.4	$1,977.7	$(27.8)	$3,986.9
Net income	—	—	—	202.4	—	202.4
Other comprehensive income, net of tax	—	—	—	—	(1.8)	(1.8)
Dividends declared	—	—	—	(34.1)	—	(34.1)
Share repurchases	(0.3)	—	(49.8)	—	—	(49.8)
Exercise of options, net of shares tendered for payment	—	—	1.8	—	—	1.8
Shares surrendered by employees to pay taxes	—	—	(0.7)	—	—	(0.7)
Share-based compensation	—	—	7.8	—	—	7.8
September 30, 2026	161.6	$1.6	$1,994.5	$2,146.0	$(29.6)	$4,112.5

In millions	Ordinary shares		Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Total
	Number	Amount
December 31, 2024	165.0	$1.7	$2,271.7	$1,108.6	$(144.4)	$3,237.6
Net income	—	—	—	360.7	—	360.7
Other comprehensive loss, net of tax	—	—	—	—	99.5	99.5
Dividends declared	—	—	—	(33.3)	—	(33.3)
Share repurchases	(1.0)	(0.1)	(53.0)	—	—	(53.1)
Exercise of options, net of shares tendered for payment	0.2	—	3.6	—	—	3.6
Issuance of restricted shares, net of cancellations	0.5	—	—	—	—	—
Shares surrendered by employees to pay taxes	(0.1)	—	(8.3)	—	—	(8.3)
Share-based compensation	—	—	9.4	—	—	9.4
March 31, 2025	164.6	$1.6	$2,223.4	$1,436.0	$(44.9)	$3,616.1
Net income	—	—	—	109.5	—	109.5
Other comprehensive loss, net of tax	—	—	—	—	10.4	10.4
Dividends declared	—	—	—	(31.5)	—	(31.5)
Share repurchases	(3.9)	—	(200.0)	—	—	(200.0)
Exercise of options, net of shares tendered for payment	0.2	—	3.2	—	—	3.2
Shares surrendered by employees to pay taxes	—	—	(0.6)	—	—	(0.6)
Share-based compensation	—	—	11.6	—	—	11.6
June 30, 2025	160.9	$1.6	$2,037.6	$1,514.0	$(34.5)	$3,518.7
Net income	—	—	—	121.2	—	121.2
Other comprehensive income, net of tax	—	—	—	—	1.2	1.2
Dividends declared	—	—	—	(32.4)	—	(32.4)
Exercise of options, net of shares tendered for payment	0.5	—	10.3	—	—	10.3
Shares surrendered by employees to pay taxes	—	—	(0.8)	—	—	(0.8)
Share-based compensation	—	—	10.8	—	—	10.8
September 30, 2025	161.4	$1.6	$2,057.9	$1,602.8	$(33.3)	$3,629.0
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
Geographic net sales information, based on geographic destination of the sale, was as follows:

	Three months ended September 30, 2026
In millions	Systems Protection	Electrical Connections	Total
Americas	$934.8	$358.1	$1,292.9
Europe, the Middle East and Africa ("EMEA")	117.6	42.6	160.2
Asia-Pacific	45.6	16.2	61.8
Total	$1,098.0	$416.9	$1,514.9

	Nine months ended September 30, 2026
In millions	Systems Protection	Electrical Connections	Total
Americas	$2,607.4	$992.7	$3,600.1
EMEA	338.2	127.0	465.2
Asia-Pacific	119.3	43.6	162.9
Total	$3,064.9	$1,163.3	$4,228.2

	Three months ended September 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Americas	$574.2	$290.6	$864.8
EMEA	107.8	37.4	145.2
Asia-Pacific	33.6	10.4	44.0
Total	$715.6	$338.4	$1,054.0

	Nine months ended September 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Americas	$1,448.6	$828.0	$2,276.6
EMEA	308.1	111.0	419.1
Asia-Pacific	99.1	31.6	130.7
Total	$1,855.8	$970.6	$2,826.4

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Vertical net sales information was as follows:

	Three months ended September 30, 2026
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$707.0	$161.2	$868.2
Industrial	313.2	65.0	378.2
Commercial & Residential	77.8	190.7	268.5
Total	$1,098.0	$416.9	$1,514.9

	Nine months ended September 30, 2026
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$1,996.3	$447.8	$2,444.1
Industrial	847.2	178.5	1,025.7
Commercial & Residential	221.4	537.0	758.4
Total	$3,064.9	$1,163.3	$4,228.2

	Three months ended September 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$373.2	$125.0	$498.2
Industrial	273.4	50.4	323.8
Commercial & Residential	69.0	163.0	232.0
Total	$715.6	$338.4	$1,054.0

	Nine months ended September 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Infrastructure	$883.7	$340.6	$1,224.3
Industrial	770.7	148.6	919.3
Commercial & Residential	201.4	481.4	682.8
Total	$1,855.8	$970.6	$2,826.4
In the first quarter of 2026, based on benchmarking of industry peers and for purposes of how we assess performance, we updated the disaggregation categories on which we report revenue by vertical. For comparability, we have recategorized revenue for the three and nine months ended September 30, 2025 to conform to the new presentation. This recategorization of revenue by vertical had no impact on our consolidated financial results.
Contract balances
Contract assets and liabilities consisted of the following:

In millions	September 30, 2026	December 31, 2025	$ Change	% Change
Contract assets	$207.0	$160.8	$46.2	28.7%
Contract liabilities	139.3	176.8	(37.5)	(21.2)%
Net contract assets	$67.7	$(16.0)	$83.7	523.1%
The $83.7 million increase in net contract assets from December 31, 2025 to September 30, 2026 was primarily the result of the timing of milestone invoicing. The majority of our contract liabilities at December 31, 2025 were recognized in revenue during the nine months ended September 30, 2026. There were no material impairment losses recognized on our contract assets for the three and nine months ended September 30, 2026 and 2025.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Remaining performance obligations
On September 30, 2026, we had $2.6 billion of remaining performance obligations. We expect to recognize the majority of our remaining performance obligations on these contracts within the next twelve months.
3.Restructuring
During the nine months ended September 30, 2026 and the year ended December 31, 2025, we initiated and continued execution of certain business restructuring initiatives aimed at reducing our fixed cost structure and realigning our business.
Restructuring related costs included in Selling, general and administrative in the Condensed Consolidated Statements of Income and Comprehensive Income included costs for severance and other restructuring costs as follows:

	Three months ended		Nine months ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Severance and related costs	$1.1	$1.8	$4.0	$4.0
Other	0.6	0.9	2.0	2.7
Total restructuring costs	$1.7	$2.7	$6.0	$6.7
Other restructuring costs primarily consist of asset impairment and various contract termination costs.
Restructuring costs by reportable segment as well as Enterprise and other were as follows:

	Three months ended		Nine months ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Systems Protection	$0.9	$0.4	$3.2	$1.0
Electrical Connections	0.3	2.1	1.5	2.9
Enterprise and other	0.5	0.2	1.3	2.8
Total	$1.7	$2.7	$6.0	$6.7
Activity related to accrued severance and related costs recorded in Other current liabilities in the Condensed Consolidated Balance Sheets is summarized as follows:

	Nine months ended
In millions	September 30, 2026	September 30, 2025
Beginning balance	$2.8	$1.8
Costs incurred	4.0	4.0
Cash payments and other	(5.1)	(3.0)
Ending balance	$1.7	$2.8

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
4.Earnings Per Share
Basic and diluted earnings per share were calculated as follows:

	Three months ended		Nine months ended
In millions, except per share data	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income from continuing operations	$202.4	$119.0	$558.6	$312.7
Income from discontinued operations, net of tax	—	2.2	2.1	278.7
Net income	$202.4	$121.2	$560.7	$591.4
Weighted average ordinary shares outstanding
Basic	161.7	161.2	161.7	162.7
Dilutive impact of stock options, restricted stock units and performance share units	2.3	2.4	2.3	2.1
Diluted	164.0	163.6	164.0	164.8

Earnings per ordinary share
Basic
Continuing operations	$1.25	$0.74	$3.45	$1.92
Discontinued operations	—	0.01	0.01	1.71
Basic earnings per ordinary share	$1.25	$0.75	$3.46	$3.63
Diluted
Continuing operations	$1.23	$0.73	$3.41	$1.90
Discontinued operations	—	0.01	0.01	1.69
Diluted earnings per ordinary share	$1.23	$0.74	$3.42	$3.59
Anti-dilutive stock options excluded from the calculation of diluted earnings per share	0.0	0.0	0.2	0.4
5. Acquisitions
Maverick Power Acquisition
On October 1, 2026, we completed the acquisition of Maverick Power, LLC ("Maverick Power") for approximately $1.75 billion in cash, subject to customary purchase price adjustments. The transaction also includes the potential for additional consideration of up to $550 million in cash based on achieving certain performance metrics in 2027 and 2028. Maverick Power is a leading North American provider of engineered power distribution and infrastructure solutions. The purchase price was funded primarily through the issuance of the 2036 Notes and borrowings under the 2026 Term Loan Facility and Revolving Credit Facility (each as defined in Note 10 below).
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The following table summarizes the final fair values of the assets acquired and liabilities assumed in the Electrical Products Group acquisition:

Accounts receivable	$97.7
Inventories	20.0
Other current assets	87.4
Property, plant and equipment	38.9
Identifiable intangible assets	433.8
Goodwill	441.6
Other assets	26.3
Current liabilities	(146.1)
Other liabilities	(20.0)
Purchase price	$979.6
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
The following table presents unaudited pro forma financial information as if the acquisition of the Electrical Products Group had occurred on January 1, 2024:

	Three months ended	Nine months ended
In millions, except per share data	September 30, 2025	September 30, 2025
Pro forma net sales	$1,054.0	$2,966.2
Pro forma net income from continuing operations	119.8	326.0
Pro forma net income	122.0	604.7

Pro forma earnings per ordinary share
Basic
Continuing operations	$0.74	$2.00
Basic earnings per ordinary share	$0.75	$3.71
Diluted
Continuing operations	$0.73	$1.98
Diluted earnings per ordinary share	$0.74	$3.67
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
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

During the nine months ended September 30, 2025, the sale resulted in a pre-tax gain of $435.3 million, net of transaction costs of $32.8 million. The Provision for income taxes for the nine months ended September 30, 2025 of $158.0 million predominately relates to tax expense on the gain on sale.
The operating results of discontinued operations are summarized below:

	Three months ended		Nine months ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net sales	$—	$—	$—	$40.5
Cost of goods sold	—	—	—	20.9
Gross profit	—	—	—	19.6
Selling, general and administrative	—	0.2	0.7	16.9
Research and development	—	—	—	1.3
Operating income (loss)	—	(0.2)	(0.7)	1.4
Income (loss) from discontinued operations before gain from sale and income taxes	—	(0.2)	(0.7)	1.4
(Gain) loss from sale of discontinued operations before income taxes	—	0.1	(1.7)	(435.3)
Provision for (benefit from) income taxes	—	(2.5)	(1.1)	158.0
Income from discontinued operations, net of tax	$—	$2.2	$2.1	$278.7

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
7.Goodwill and Other Identifiable Intangible Assets
The changes in the carrying amount of goodwill by reportable segment were as follows:

In millions	December 31, 2025	Acquisitions/ divestitures	Foreign currency translation/other	September 30, 2026
Systems Protection	$1,202.4	$1.3	$(4.2)	$1,199.5
Electrical Connections	1,475.6	1.0	—	1,476.6
Total goodwill	$2,678.0	$2.3	$(4.2)	$2,676.1
Identifiable intangible assets consisted of the following:

	September 30, 2026			December 31, 2025
In millions	Cost	Accumulated amortization	Net	Cost	Accumulated amortization	Net
Definite-life intangibles
Customer relationships	$1,902.2	$(623.2)	$1,279.0	$1,904.0	$(551.5)	$1,352.5
Proprietary technologies and patents	112.3	(42.2)	70.1	111.8	(31.8)	80.0
Other definite-lived intangible assets	139.5	(99.1)	40.4	139.5	(63.1)	76.4
Total definite-life intangibles	2,154.0	(764.5)	1,389.5	2,155.3	(646.4)	1,508.9
Indefinite-life intangibles
Trade names	367.6	—	367.6	367.6	—	367.6
Total intangibles	$2,521.6	$(764.5)	$1,757.1	$2,522.9	$(646.4)	$1,876.5
Identifiable intangible asset amortization expense was $36.3 million and $41.9 million for the three months ended September 30, 2026 and 2025, respectively, and $118.5 million and $106.0 million for the nine months ended September 30, 2026 and 2025, respectively.
Estimated future amortization expense for identifiable intangible assets during the remainder of 2026 and the next five years is as follows:

	Q4
In millions	2026	2027	2028	2029	2030	2031
Estimated amortization expense	$35.6	$136.3	$111.0	$111.0	$107.8	$105.6

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
8.Supplemental Balance Sheet Information

In millions	September 30, 2026	December 31, 2025
Inventories
Raw materials and supplies	$270.9	$213.5
Work-in-process	51.5	31.2
Finished goods	251.4	227.2
Total inventories	$573.8	$471.9
Other current assets
Contract assets	$207.0	$160.8
Prepaid expenses	42.1	46.8
Prepaid income taxes	44.1	12.1
Other current assets	19.2	17.5
Total other current assets	$312.4	$237.2
Property, plant and equipment, net
Land and land improvements	$27.9	$28.3
Buildings and leasehold improvements	235.0	220.0
Machinery and equipment	702.3	651.1
Construction in progress	72.3	65.7
Total property, plant and equipment	1,037.5	965.1
Accumulated depreciation and amortization	571.2	530.6
Total property, plant and equipment, net	$466.3	$434.5
Other non-current assets
Deferred compensation plan assets	$22.5	$18.8
Operating lease right-of-use assets	156.0	128.6
Deferred tax assets	44.4	46.7
Other non-current assets	23.8	29.2
Total other non-current assets	$246.7	$223.3
Other current liabilities
Dividends payable	$34.2	$34.6
Accrued rebates	97.2	91.5
Contract liabilities	139.3	176.8
Accrued taxes payable	60.0	56.7
Current operating lease liabilities	35.7	30.3
Accrued interest	24.9	9.8
Other current liabilities	131.0	74.5
Total other current liabilities	$522.3	$474.2
Other non-current liabilities
Income taxes payable	$9.8	$10.3
Deferred compensation plan liabilities	22.5	18.8
Cross currency swap liabilities	28.2	36.7
Non-current operating lease liabilities	128.8	105.0
Other non-current liabilities	34.4	33.8
Total other non-current liabilities	$223.7	$204.6

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
At September 30, 2026 and December 31, 2025, we had outstanding foreign currency derivative contracts with gross notional U.S. dollar equivalent amounts of $199.8 million and $155.4 million, respectively. The impact of these contracts on the Condensed Consolidated Statements of Income and Comprehensive Income was not material for any period presented.
Cross currency swaps
At September 30, 2026 and December 31, 2025, we had outstanding cross currency swap agreements with a combined notional amount of $350.1 million and $362.5 million, respectively. The agreements are accounted for as either cash flow hedges or fair value hedges, to hedge foreign currency fluctuations on certain intercompany debt, or as net investment hedges, to manage our exposure to fluctuations in the Euro-U.S. Dollar exchange rate. At September 30, 2026 and December 31, 2025, we had deferred foreign currency losses of $9.0 million and $0.9 million, respectively, in Accumulated other comprehensive loss associated with our cross currency swap activity.
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The recorded amounts and estimated fair values of total debt, excluding unamortized issuance costs and discounts, were as follows:

	September 30, 2026		December 31, 2025
In millions	Recorded Amount	Fair Value	Recorded Amount	Fair Value
Variable rate debt	$96.6	$96.6	$268.2	$268.2
Fixed rate debt	2,100.0	2,019.0	1,300.0	1,296.9
Total debt	$2,196.6	$2,115.6	$1,568.2	$1,565.1
Financial assets and liabilities measured at fair value on a recurring basis were as follows:

Recurring fair value measurements	September 30, 2026
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(28.2)	$—	$—	$(28.2)
Cross currency swap assets	—	2.7	—	—	2.7
Foreign currency contract liabilities	—	(5.2)	—	—	(5.2)
Foreign currency contract assets	—	0.3	—	—	0.3
Deferred compensation plan assets	14.8	—	—	7.7	22.5
Total recurring fair value measurements	$14.8	$(30.4)	$—	$7.7	$(7.9)

Recurring fair value measurements	December 31, 2025
In millions	Level 1	Level 2	Level 3	NAV	Total
Cross currency swap liabilities	$—	$(36.7)	$—	$—	$(36.7)
Cross currency swap assets	—	0.8	—	—	0.8
Foreign currency contract liabilities	—	(0.3)	—	—	(0.3)
Foreign currency contract assets	—	0.6	—	—	0.6
Deferred compensation plan assets	12.1	—	—	6.7	18.8
Total recurring fair value measurements	$12.1	$(35.6)	$—	$6.7	$(16.8)
10.Debt
Debt and the average interest rates on debt outstanding were as follows:

In millions	Average interest rate at September 30, 2026	Maturity Year	September 30, 2026	December 31, 2025
Revolving credit facility	N/A	2030	$—	$—
2025 term loan facility	5.151%	2030	96.6	268.2
2026 term loan facility	N/A	2029	—	—
Senior notes - fixed rate	4.550%	2028	500.0	500.0
Senior notes - fixed rate	2.750%	2031	300.0	300.0
Senior notes - fixed rate	5.650%	2033	500.0	500.0
Senior notes - fixed rate	6.150%	2036	800.0	—
Unamortized debt issuance costs and discounts	N/A	N/A	(15.2)	(8.4)
Total debt			2,181.4	1,559.8
Less: Current maturities and short-term borrowings			(13.8)	(13.8)
Long-term debt			$2,167.6	$1,546.0

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
In May 2023, nVent Finance issued $500.0 million aggregate principal amount of 5.650% Senior Notes due 2033 (the "2033 Notes" and, collectively with the 2028 Notes and the 2031 Notes, the "nVent Finance Notes").
In September 2026, to partially finance the acquisition of Maverick Power, Hoffman Schroff Holdings, Inc. ("Hoffman"), a 100-percent owned indirect subsidiary of nVent, issued $800.0 million aggregate principal amount of 6.150% Senior Notes due 2036 (the "2036 Notes" and, collectively with the nVent Finance Notes, the "Notes").
Interest on the 2028 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, interest on the 2031 Notes and 2033 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, and interest on the 2036 Notes is payable semi-annually in arrears on March 15 and September 15 of each year.
In February 2026, we entered into a supplemental indenture to the indenture governing the nVent Finance Notes as a result of which nVent Electric plc and Hoffman (together with nVent Finance, the "Obligor Group") fully and unconditionally and jointly and severally guarantee the nVent Finance Notes. In September 2026, we entered into an indenture and a supplemental indenture thereto governing the 2036 Notes as a result of which nVent Electric plc and nVent Finance fully and unconditionally and jointly and severally guarantee the 2036 Notes. nVent Electric plc is a holding company that has no independent assets or operations unrelated to its investments in consolidated subsidiaries. nVent Finance is a holding company that has no independent assets or operations unrelated to its investments in consolidated subsidiaries, the issuance of the nVent Finance Notes and other external debt and the guarantees of the 2036 Notes and other external debt. Hoffman is a United States holding company that has no independent assets or operations unrelated to its investments in consolidated subsidiaries, the issuance of the 2036 Notes and other external debt and the guarantees of the nVent Finance Notes and other external debt. nVent Electric plc’s principal source of cash flow, including cash flow to make payments on the Notes pursuant to the guarantees, is dividends from its subsidiaries. nVent Finance's principal source of cash flow, including to make payments on the nVent Finance Notes and on the 2036 Notes pursuant to the guarantees, is interest income from its subsidiaries. Hoffman's principal source of cash flow, including to make payments on the 2036 Notes and on the nVent Finance Notes pursuant to the guarantees, is interest income from its subsidiaries. None of the other subsidiaries of any of the Obligor Group are under any direct obligation to pay or otherwise fund amounts due on the Notes or the guarantees, whether in the form of dividends, distributions, loans or other payments. In addition, there may be statutory and regulatory limitations on the payment of dividends from certain subsidiaries of the Obligor Group. If such subsidiaries are unable to transfer funds to the Obligor Group and sufficient cash or liquidity is not otherwise available, the Obligor Group may not be able to make principal and interest payments on their outstanding debt, including the Notes or the guarantees.
The nVent Finance Notes constitute general unsecured senior obligations of nVent Finance and rank equally in right of payment with all existing and future unsubordinated and unsecured indebtedness and liabilities of nVent Finance, and the 2036 Notes constitute general unsecured senior obligations of Hoffman and rank equally in right of payment with all existing and future unsubordinated and unsecured indebtedness and liabilities of Hoffman. The guarantees of the nVent Finance Notes by nVent Electric plc and Hoffman constitute general unsecured obligations and rank equally in right of payment with all existing and future unsubordinated and unsecured indebtedness and liabilities of nVent Finance, and the guarantees of the 2036 Notes by nVent Electric plc and nVent Finance constitute general unsecured obligations and rank equally in right of payment with all existing and future unsubordinated and unsecured indebtedness and liabilities of Hoffman. Subject to certain qualifications and exceptions, the indentures pursuant to which the Notes were issued contain covenants that, among other things, restrict nVent Electric plc's, Hoffman's, nVent Finance’s and certain subsidiaries’ ability to merge or consolidate with another person, create liens or engage in sale and lease-back transactions.
There are no significant restrictions on the ability of nVent Electric plc to obtain funds from its subsidiaries by dividend or loan. None of the assets of nVent Electric plc or its subsidiaries represents restricted net assets pursuant to the guidelines established by the Securities and Exchange Commission.
Senior credit facilities
In June 2025, nVent and its subsidiaries nVent Finance and Hoffman entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $275.0 million senior unsecured term loan facility

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
(the "2025 Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility" and, together with the 2025 Term Loan Facility, the "Senior Credit Facilities"). Borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. In September 2026, nVent, nVent Finance and Hoffman entered into an amendment to the Credit Agreement to permit limited conditionality draws on the Revolving Credit Facility of up to an aggregate principal amount of $250.0 million to finance the acquisition of Maverick Power and/or pay related fees and expenses. On October 1, 2026, we partially financed the acquisition of Maverick Power with $250.0 million of borrowings under the Revolving Credit Facility.
As of September 30, 2026, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
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
In September 2026, nVent, nVent Finance, and Hoffman entered into a new loan agreement among Hoffman, as borrower, nVent and nVent Finance, as guarantors, and the lenders and agents party thereto, providing for a three-year $600.0 million senior unsecured term loan facility (the "2026 Term Loan Facility"). As of September 30, 2026, the borrowing capacity under the 2026 Term Loan Facility was $600.0 million. On October 1, 2026, we partially financed the acquisition of Maverick Power with $600.0 million of borrowings under the 2026 Term Loan Facility. The 2026 Term Loan Facility bears interest at a rate equal to an adjusted base rate or adjusted term SOFR plus, in each case, an applicable margin.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities and the 2026 Term Loan Facility, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities and the 2026 Term Loan Facility also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of September 30, 2026, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
Debt outstanding at September 30, 2026, excluding unamortized issuance costs and discounts, matures on a calendar year basis as follows:

	Q4
In millions	2026	2027	2028	2029	2030	2031	Thereafter	Total
Contractual debt obligation maturities	$3.4	$13.8	$517.2	$20.6	$41.6	$300.0	$1,300.0	$2,196.6
11.Income Taxes
The effective income tax rate was 22.3% for the nine months ended September 30, 2026 and 20.6% for the nine months ended September 30, 2025. The liability for uncertain tax positions was $9.8 million and $10.3 million at September 30, 2026 and December 31, 2025, respectively. We record penalties and interest related to unrecognized tax benefits in Provision for income taxes and Net interest expense, respectively, on the Condensed Consolidated Statements of Income and Comprehensive Income, which is consistent with our past practices.
12.Shareholders' Equity
Share repurchases
On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024 and expires on July 22, 2027. On

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
May 16, 2026, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2026 Authorization"). The 2026 Authorization began on July 23, 2026 and expires on July 22, 2029.
During the nine months ended September 30, 2026, we repurchased 0.8 million of our ordinary shares for $100.2 million under the 2024 Authorization. During the nine months ended September 30, 2025, we repurchased 4.8 million of our ordinary shares for $253.1 million under the 2024 Authorization.
As of September 30, 2026, we had $46.7 million available for share repurchases under the 2024 Authorization and $500.0 million available for share repurchases under the 2026 Authorization.
Dividends payable
On September 21, 2026, the Board of Directors declared a quarterly cash dividend of $0.21 per ordinary share payable on November 6, 2026, to shareholders of record at the close of business on October 23, 2026. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $34.2 million and $34.6 million at September 30, 2026 and December 31, 2025, respectively.
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

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
Net sales and significant expense categories to arrive at our measure of segment profitability by reportable segment were as follows:

	Three months ended September 30, 2026
In millions	Systems Protection	Electrical Connections	Total
Net sales	$1,098.0	$416.9	$1,514.9
Cost of goods sold(1)	730.1	234.0
Selling, general and administrative(1)	98.0	59.6
Research and development(1)	16.8	5.7
Reportable segment income	$253.1	$117.6	$370.7

	Nine months ended September 30, 2026
In millions	Systems Protection	Electrical Connections	Total
Net sales	$3,064.9	$1,163.3	$4,228.2
Cost of goods sold(1)	2,024.0	666.8
Selling, general and administrative(1)	288.0	167.8
Research and development(1)	48.5	17.5
Reportable segment income	$704.4	$311.2	$1,015.6

	Three months ended September 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Net sales	$715.6	$338.4	$1,054.0
Cost of goods sold(1)	470.5	184.9
Selling, general and administrative(1)	85.7	46.3
Research and development(1)	13.2	5.6
Reportable segment income	$146.2	$101.6	$247.8

	Nine months ended September 30, 2025
In millions	Systems Protection	Electrical Connections	Total
Net sales	$1,855.8	$970.6	$2,826.4
Cost of goods sold(1)	1,196.9	536.5
Selling, general and administrative(1)	236.0	136.1
Research and development(1)	35.4	16.4
Reportable segment income	$387.5	$281.6	$669.1
(1)    These costs exclude certain expenses reported in the Condensed Consolidated Statements of Income and Comprehensive Income that are reflected in 'Enterprise and other', as well as the costs that are excluded from reportable segment income as discussed above.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
The following table presents a reconciliation of reportable segment income to consolidated income before income taxes:

	Three months ended		Nine months ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Systems Protection	$253.1	$146.2	$704.4	$387.5
Electrical Connections	117.6	101.6	311.2	281.6
Reportable segment income	370.7	247.8	1,015.6	669.1
Enterprise and other	(35.3)	(34.5)	(109.0)	(93.6)
Restructuring and other	(3.1)	(2.7)	(14.0)	(6.7)
Acquisition transaction and integration costs	(10.1)	(2.4)	(17.6)	(9.8)
Intangible amortization	(36.3)	(41.9)	(118.5)	(106.0)
IEEPA tariffs	(3.6)	—	22.2	—
Net interest expense	(21.0)	(20.9)	(55.9)	(55.9)
Other expense	(1.2)	(1.2)	(3.8)	(3.4)
Income before income taxes	$260.1	$144.2	$719.0	$393.7

	Identifiable assets
In millions	September 30, 2026	December 31, 2025
Systems Protection	$3,639.3	$3,342.2
Electrical Connections	3,310.1	3,281.0
Total for reportable segments	6,949.4	6,623.2
Enterprise and other	1,153.3	228.7
Consolidated	$8,102.7	$6,851.9

	Depreciation(1)
	Three months ended		Nine months ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Systems Protection	$10.3	$9.6	$29.0	$23.6
Electrical Connections	5.9	6.1	18.2	18.0
Total reportable segments	16.2	15.7	47.2	41.6
Enterprise and other	1.7	1.1	4.9	3.4
Consolidated	$17.9	$16.8	$52.1	$45.0
(1)    These amounts of depreciation disclosed by reportable segment are included within the significant expense categories above, such as cost of goods sold and selling, general and administrative expenses.

	Capital expenditures
	Nine months ended
In millions	September 30, 2026	September 30, 2025
Systems Protection	$70.1	$37.1
Electrical Connections	17.9	14.7
Total reportable segments	88.0	51.8
Enterprise and other	6.6	4.8
Consolidated	$94.6	$56.6

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
14.Share-Based Compensation
Total share-based compensation expense for the three and nine months ended September 30, 2026 and 2025, was as follows:

	Three months ended		Nine months ended
In millions	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Restricted stock units	$4.8	$5.1	$16.4	$14.4
Performance share units	1.6	3.5	8.4	10.3
Stock options	1.4	2.1	6.1	6.1
Total	$7.8	$10.7	$30.9	$30.8
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
We provide service and warranty policies on our products. Liability under service and warranty policies is based upon a review of historical warranty and service claim experience. Adjustments are made to accruals as claim data and historical experience warrant. Our liability for service and product warranties as of September 30, 2026 and December 31, 2025 was not material.

nVent Electric plc
Notes to condensed consolidated financial statements (unaudited)
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
As of September 30, 2026 and December 31, 2025, the outstanding value of bonds, letters of credit and bank guarantees totaled $105.8 million and $75.7 million, respectively.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
This report contains statements that we believe to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All statements, other than statements of historical fact are forward-looking statements. Without limitation, any statements preceded or followed by or that include the words "targets," "plans," "believes," "expects," "intends," "will," "likely," "may," "anticipates," "estimates," "projects," "forecasts," "should," "would," "could," "positioned," "strategy," "future," "are confident," or words, phrases or terms of similar substance or the negative thereof, are forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, assumptions and other factors, some of which are beyond our control, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. Among these factors are adverse effects on our business operations or financial results, including the overall global economic and business conditions impacting our business; the ability to achieve the benefits of our restructuring plans; the ability to successfully identify, finance, complete and integrate acquisitions, including the Maverick Power acquisition; competition and pricing pressures in the markets we serve; impacts of tariffs; volatility in currency exchange rates, interest rates and commodity prices; inability to generate savings from excellence in operations initiatives consisting of lean enterprise, supply management and cash flow practices; inability to mitigate material and other cost inflation; risks related to the availability of, and cost inflation in, supply chain inputs, including labor, raw materials, commodities, packaging and transportation; increased risks associated with operating foreign businesses; risks associated with or arising from military conflicts; the ability to deliver backlog and win future project work; failure of markets to accept new product introductions and enhancements; the impact of changes in laws and regulations, including those that limit U.S. tax benefits; the outcome of litigation and governmental proceedings; and the ability to achieve our long-term strategic operating goals. Additional information concerning these and other factors is contained in our filings with the U.S. Securities and Exchange Commission (the "SEC"), including this Quarterly Report on Form 10-Q and ITEM 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025. All forward-looking statements speak only as of the date of this report. nVent Electric plc assumes no obligation, and disclaims any obligation, to update the information contained in this report.
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
We classify our operations into business segments based primarily on types of products offered and markets served. We operate across two segments: Systems Protection and Electrical Connections, which represented approximately 72% and 28% of total revenues during the first nine months of 2026, respectively.
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
On October 1, 2026, we completed the acquisition of Maverick Power, LLC ("Maverick Power") for approximately $1.75 billion in cash, subject to customary purchase price adjustments. The transaction also includes the potential for additional consideration of up to $550 million in cash based on achieving certain performance metrics in 2027 and 2028. Maverick Power is a leading North American provider of engineered power distribution and infrastructure solutions. The purchase price was funded primarily through the issuance of the 2036 Notes and borrowings under the 2026 Term Loan Facility and Revolving Credit Facility (each as defined below).
Key Trends and Uncertainties Regarding our Existing Business
The following trends and uncertainties affected our financial performance in 2025 and the first nine months of 2026 and will likely impact our results in the future:
•During 2025 and the first nine months of 2026, we experienced general inflationary increases, including the impacts related to tariffs, primarily related to raw materials, labor and transportation costs. Although we regularly monitor the financial health and operations of companies in our supply chain, and use alternative suppliers when necessary and available, supply chain constraints could cause a disruption in our ability to obtain raw materials or critical components required to manufacture our products. We have taken pricing actions and implemented supply chain optimization and other productivity improvements to help offset expected cost increases and mitigate potential supply chain constraints. The potential impact of inflationary increases, including impacts related to tariffs, and supply chain constraints remains uncertain, but we expect those macroeconomic conditions will likely continue throughout 2026 and beyond, which could negatively impact our results of operations.
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

CONSOLIDATED RESULTS OF OPERATIONS
The consolidated results of operations for the three months ended September 30, 2026 and 2025 were as follows:

	Three months ended
In millions	September 30, 2026	September 30, 2025	$ change	% / point change
Net sales	$1,514.9	$1,054.0	$460.9	43.7%
Cost of goods sold	972.0	659.3	312.7	47.4%
Gross profit	542.9	394.7	148.2	37.5%
% of net sales	35.8%	37.4%		(1.6)	pts

Selling, general and administrative	236.3	207.8	28.5	13.7%
% of net sales	15.6%	19.7%		(4.1)	pts
Research and development	24.3	20.6	3.7	18.0%
% of net sales	1.6%	2.0%		(0.4)	pts

Operating income	282.3	166.3	116.0	69.8%
% of net sales	18.6%	15.8%		2.8	pts

Net interest expense	21.0	20.9	0.1	N.M.
Other expense	1.2	1.2	—	N.M.

Income from continuing operations before income taxes	260.1	144.2	115.9	80.4%
Provision for income taxes	57.7	25.2	32.5	129.0%
Effective tax rate	22.2%	17.5%		4.7	pts

Net income from continuing operations	202.4	119.0	83.4	70.1%
Income from discontinued operations, net of tax	—	2.2	(2.2)	N.M.

Net income	$202.4	$121.2	$81.2	67.0%
N.M. Not Meaningful

The consolidated results of operations for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine months ended
In millions	September 30, 2026	September 30, 2025	$ change	% / point change
Net sales	$4,228.2	$2,826.4	$1,401.8	49.6%
Cost of goods sold	2,681.7	1,746.2	935.5	53.6%
Gross profit	1,546.5	1,080.2	466.3	43.2%
% of net sales	36.6%	38.2%		(1.6)	pts

Selling, general and administrative	696.3	570.0	126.3	22.2%
% of net sales	16.5%	20.2%		(3.7)	pts
Research and development	71.5	57.2	14.3	25.0%
% of net sales	1.7%	2.0%		(0.3)	pts

Operating income	778.7	453.0	325.7	71.9%
% of net sales	18.4%	16.0%		2.4	pts

Net interest expense	55.9	55.9	—	N.M.
Other expense	3.8	3.4	0.4	N.M.

Income from continuing operations before income taxes	719.0	393.7	325.3	82.6%
Provision for income taxes	160.4	81.0	79.4	98.0%
Effective tax rate	22.3%	20.6%		1.7	pts

Net income from continuing operations	558.6	312.7	245.9	78.6%
Income from discontinued operations, net of tax	2.1	278.7	(276.6)	N.M.

Net income	$560.7	$591.4	$(30.7)	(5.2)%
N.M. - Not Meaningful

Net sales
The components of the change in consolidated net sales from the prior period were as follows:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
	over the prior year period	over the prior year period
Organic growth	43.9%	42.2%
Acquisition	—	6.7
Currency	(0.2)	0.7
Total	43.7%	49.6%
The 43.7 and 49.6 percent increases in net sales in the third quarter and first nine months of 2026 from 2025, respectively, were primarily the result of:
•organic sales growth contribution of approximately 35.0% and 37.0% from our infrastructure business in the third quarter and first nine months of 2026 from 2025, respectively, approximately 5.5% and 2.5% from our industrial business in the third quarter and first nine months of 2026 from 2025, respectively, and approximately 3.5% and 2.5% from our commercial & residential business in the third quarter and first nine of 2026 from 2025, respectively, which includes selective increases in selling prices and growth in the data centers business.
For the first nine months of 2026 from 2025, this increase was also the result of:
•sales of $189.3 million in the first nine months of 2026 as a result of the Electrical Products Group acquisition.
Gross profit
The 1.6 percentage point decreases in gross profit as a percentage of net sales in both the third quarter and first nine months of 2026 from 2025 were primarily the result of:
•inflationary increases, primarily related to raw materials and labor costs, compared to 2025;
•investments in capacity to drive growth; and
•unfavorable product mix.
These decreases were partially offset by:
•higher sales volume resulting in increased leverage on fixed expenses; and
•increased productivity as a result of supply chain management and manufacturing efficiencies.
Gross profit for the first nine months of 2026 also benefited from approximately $20 million in reimbursements of tariffs previously remitted under the International Emergency Economic Powers Act ("IEEPA tariffs"), which were offset by other incremental tariffs compared to the prior year periods.
Selling, general and administrative ("SG&A")
The 4.1 and 3.7 percentage point decreases in SG&A expense as a percentage of net sales in the third quarter and first nine months of 2026 from 2025, respectively, were primarily the result of:
•organic sales growth resulting in increased leverage on fixed expenses; and
•savings generated from restructuring and other productivity initiatives.
These decreases were partially offset by:
•inflationary increases impacting our labor costs, professional fees and other administrative costs; and
•investments in capacity, new products and digital to drive growth.
In the first nine months of 2026 from 2025, these decreases were also partially offset by:
•intangible amortization expense of $118.5 million in the first nine months of 2026 compared to $106.0 million in the first nine months of 2025 as a result of the Electrical Products Group acquisition.

Provision for income taxes
The 4.7 and 1.7 percentage point increases in the effective tax rate in the third quarter and first nine months of 2026 from 2025, respectively, were primarily the result of:
•a $3.2 million non-cash benefit related to the release of a valuation allowance on certain foreign deferred tax assets recorded in the third quarter of 2025; and
•increased earnings in higher tax rate jurisdictions.
In the first nine months of 2026 from 2025, this increase was also the result of:
• tax expense of $3.6 million in the second quarter of 2026 related to a foreign tax audit settlement.
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
Systems Protection
The net sales, segment income and segment income as a percentage of net sales for Systems Protection were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2026	September 30, 2025	% / point change		September 30, 2026	September 30, 2025	% / point change
Net sales	$1,098.0	$715.6	53.4%		$3,064.9	$1,855.8	65.2%
Segment income	253.1	146.2	73.1%		704.4	387.5	81.8%
% of net sales	23.0%	20.4%	2.6	pts	23.0%	20.9%	2.1	pts
Net sales
The components of the change in Systems Protection net sales from the prior period were as follows:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
	over the prior year period	over the prior year period
Organic growth	53.7%	55.6%
Acquisition	—	9.0
Currency	(0.3)	0.6
Total	53.4%	65.2%
The 53.4 and 65.2 percent increases in Systems Protection net sales in the third quarter and first nine months of 2026 from 2025, respectively, were primarily the result of:
•organic sales growth contribution of approximately 46.5% and 52.0% from our infrastructure business in the third quarter and first nine months of 2026 from 2025, respectively, and approximately 6.0% and 2.5% from our industrial business in the third quarter and first nine months of 2026 from 2025, respectively, which includes selective increases in selling prices and growth in the data centers business.
For the first nine months of 2026 from 2025, this increase was also the result of:

•sales of $166.2 million in the first nine months of 2026 as a result of the Electrical Products Group acquisition.
Segment income
The 2.6 and 2.1 percentage point increases in segment income for Systems Protection as a percentage of net sales in the third quarter and first nine months of 2026 from 2025, respectively, were primarily the result of:
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
Electrical Connections
The net sales, segment income and segment income as a percentage of net sales for Electrical Connections were as follows:

	Three months ended				Nine months ended
In millions	September 30, 2026	September 30, 2025	% / point change		September 30, 2026	September 30, 2025	% / point change
Net sales	$416.9	$338.4	23.2%		$1,163.3	$970.6	19.9%
Segment income	117.6	101.6	15.7%		311.2	281.6	10.5%
% of net sales	28.2%	30.0%	(1.8)	pts	26.8%	29.0%	(2.2)	pts
Net sales
The components of the change in Electrical Connections net sales from the prior period were as follows:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
	over the prior year period	over the prior year period
Organic growth	23.2%	16.6%
Acquisition	—	2.4
Currency	—	0.9
Total	23.2%	19.9%
The 23.2 and 19.9 percent increases in Electrical Connections net sales in the third quarter and first nine months of 2026 from 2025, respectively, were primarily the result of:
•organic sales growth contribution of approximately 10.5% and 8.5% from our infrastructure business in the third quarter and first nine months of 2026 from 2025, respectively; approximately 8.0% and 5.5% from our commercial & residential business in the third quarter and first nine months of 2026 from 2025, respectively; and approximately 4.5% and 3.0% from our industrial business in the third quarter and first nine months of 2026 from 2025, respectively.
For the first nine months of 2026 from 2025, this increase was also the result of:
•sales of $23.1 million in the first nine months of 2026 as a result of the Electrical Products Group acquisition.
Segment income
The 1.8 and 2.2 percentage point decreases in segment income for Electrical Connections as a percentage of net sales in the third quarter and first nine months of 2026 from 2025, respectively, were primarily the result of:
•inflationary increases, including the impacts related to tariffs, primarily related to raw materials and labor costs, compared to 2025; and
•investments in digital, selling and marketing to drive growth.
These decreases were partially offset by:
•organic sales growth resulting in increased leverage on fixed expenses.

LIQUIDITY AND CAPITAL RESOURCES
The primary source of liquidity for our business is cash flows provided by operations. We expect to continue to have cash requirements to support working capital needs and capital expenditures, to pay interest and service debt and to pay dividends to shareholders quarterly. We believe we have the ability and sufficient capacity to meet these cash requirements by using available cash, internally generated funds and borrowing under committed credit facilities. We are focused on increasing our cash flow, while continuing to fund our research and development, sales and marketing and capital investment initiatives. Our intent is to maintain investment grade metrics and a solid liquidity position. As of September 30, 2026, we had $1,121.8 million of cash on hand, of which $77.8 million is held in certain countries in which the ability to repatriate is limited due to local regulations or significant potential tax consequences.
We experience seasonal cash flows primarily due to increased demand for Electrical Connections products during the spring and summer months in the Northern Hemisphere.
Operating activities
Net cash provided by operating activities from continuing operations was $581.9 million in the first nine months of 2026, which primarily reflects net income, net of non-cash depreciation, amortization and changes in deferred taxes, of $731.0 million, partially offset by a $185.5 million increase in net working capital. The increase in working capital is primarily attributed to accounts receivable driven by the overall increase and timing of sales.
Net cash provided by operating activities from continuing operations was $426.6 million in the first nine months of 2025, which primarily reflects net income, net of non-cash depreciation, amortization and changes in deferred taxes, of $461.2 million, partially offset by a $68.1 million increase in net working capital.
Investing activities
Net cash used for investing activities from continuing operations of $92.9 million in the first nine months of 2026 primarily relates to capital expenditures.
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
Financing activities
Net cash provided by financing activities from continuing operations of $403.2 million in the first nine months of 2026 relates primarily to proceeds from long-term debt of $800.0 million, partially offset by repayments of long-term debt of $171.9 million, dividends paid of $102.2 million and share repurchases of $100.2 million.
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
In May 2023, nVent Finance issued $500.0 million aggregate principal amount of 5.650% Senior Notes due 2033 (the "2033 Notes" and, collectively with the 2028 Notes and the 2031 Notes, the "nVent Finance Notes").
In September 2026, to partially finance the acquisition of Maverick Power, Hoffman Schroff Holdings, Inc. ("Hoffman"), a 100-percent owned indirect subsidiary of nVent, issued $800.0 million aggregate principal amount of 6.150% Senior Notes due 2036 (the "2036 Notes" and, collectively with the nVent Finance Notes, the "Notes").
Interest on the 2028 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, interest on the 2031 Notes and 2033 Notes is payable semi-annually in arrears on May 15 and November 15 of each year, and interest on the 2036 Notes is payable semi-annually in arrears on March 15 and September 15 of each year.

In February 2026, we entered into a supplemental indenture to the indenture governing the nVent Finance Notes as a result of which nVent Electric plc and Hoffman (together with nVent Finance, the "Obligor Group") fully and unconditionally and jointly and severally guarantee the nVent Finance Notes. In September 2026, we entered into an indenture and a supplemental indenture thereto governing the 2036 Notes as a result of which nVent Electric plc and nVent Finance fully and unconditionally and jointly and severally guarantee the 2036 Notes. nVent Electric plc is a holding company that has no independent assets or operations unrelated to its investments in consolidated subsidiaries. nVent Finance is a holding company that has no independent assets or operations unrelated to its investments in consolidated subsidiaries, the issuance of the nVent Finance Notes and other external debt and the guarantees of the 2036 Notes and other external debt. Hoffman is a United States holding company that has no independent assets or operations unrelated to its investments in consolidated subsidiaries, the issuance of the 2036 Notes and other external debt and the guarantees of the nVent Finance Notes and other external debt. nVent Electric plc’s principal source of cash flow, including cash flow to make payments on the Notes pursuant to the guarantees, is dividends from its subsidiaries. nVent Finance's principal source of cash flow, including to make payments on the nVent Finance Notes and on the 2036 Notes pursuant to the guarantees, is interest income from its subsidiaries. Hoffman's principal source of cash flow, including to make payments on the 2036 Notes and on the nVent Finance Notes pursuant to the guarantees, is interest income from its subsidiaries. None of the other subsidiaries of any of the Obligor Group are under any direct obligation to pay or otherwise fund amounts due on the Notes or the guarantees, whether in the form of dividends, distributions, loans or other payments. In addition, there may be statutory and regulatory limitations on the payment of dividends from certain subsidiaries of the Obligor Group. If such subsidiaries are unable to transfer funds to the Obligor Group and sufficient cash or liquidity is not otherwise available, the Obligor Group may not be able to make principal and interest payments on their outstanding debt, including the Notes or the guarantees.
The nVent Finance Notes constitute general unsecured senior obligations of nVent Finance and rank equally in right of payment with all existing and future unsubordinated and unsecured indebtedness and liabilities of nVent Finance, and the 2036 Notes constitute general unsecured senior obligations of Hoffman and rank equally in right of payment with all existing and future unsubordinated and unsecured indebtedness and liabilities of Hoffman. The guarantees of the nVent Finance Notes by nVent Electric plc and Hoffman constitute general unsecured obligations and rank equally in right of payment with all existing and future unsubordinated and unsecured indebtedness and liabilities of nVent Finance, and the guarantees of the 2036 Notes by nVent Electric plc and nVent Finance constitute general unsecured obligations and rank equally in right of payment with all existing and future unsubordinated and unsecured indebtedness and liabilities of Hoffman. Subject to certain qualifications and exceptions, the indentures pursuant to which the Notes were issued contain covenants that, among other things, restrict nVent Electric plc's, Hoffman's, nVent Finance’s and certain subsidiaries’ ability to merge or consolidate with another person, create liens or engage in sale and lease-back transactions.
There are no significant restrictions on the ability of nVent Electric plc to obtain funds from its subsidiaries by dividend or loan. None of the assets of nVent Electric plc or its subsidiaries represents restricted net assets pursuant to the guidelines established by the Securities and Exchange Commission.
The following table presents summarized financial information as of September 30, 2026 for the Obligor Group on a combined basis after elimination of (i) intercompany transactions and balances among the guarantors and issuer and (ii) equity in earnings from and investments in any subsidiary that is a non-guarantor or issuer.

In millions	September 30, 2026
Current assets(1)	$762.7
Noncurrent assets(2)	1,599.8
Current liabilities(3)	74.9
Noncurrent liabilities(4)	2,198.6
(1) Includes assets due from non-guarantor subsidiaries of $2.7 million.
(2) Includes assets due from non-guarantor subsidiaries of $1,592.1 million.
(3) Includes liabilities due from non-guarantor subsidiaries of $1.6 million.
(4) Includes liabilities due to non-guarantor subsidiaries of $19.6 million.

The Obligor Group does not have material results of operations on a combined basis.
Senior credit facilities
In June 2025, nVent and its subsidiaries nVent Finance and Hoffman entered into an amended and restated credit agreement (the "Credit Agreement") with a syndicate of banks providing for a five-year $275.0 million senior unsecured term loan facility (the "2025 Term Loan Facility") and a five-year $600.0 million senior unsecured revolving credit facility (the "Revolving

Credit Facility" and, together with the 2025 Term Loan Facility, the "Senior Credit Facilities"). Borrowings under the Revolving Credit Facility are permitted from time to time during the full five-year term of the Revolving Credit Facility. nVent Finance has the option to request to increase the Revolving Credit Facility in an aggregate amount of up to $300.0 million, subject to customary conditions, including the commitment of the participating lenders. In September 2026, nVent, nVent Finance and Hoffman entered into an amendment to the Credit Agreement to permit limited conditionality draws on the Revolving Credit Facility of up to an aggregate principal amount of $250.0 million to finance the acquisition of Maverick Power and/or pay related fees and expenses. On October 1, 2026, we partially financed the acquisition of Maverick Power with $250.0 million of borrowings under the Revolving Credit Facility.
As of September 30, 2026, the borrowing capacity under the Revolving Credit Facility was $600.0 million.
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
In September 2026, nVent, nVent Finance, and Hoffman entered into a new loan agreement among Hoffman, as borrower, nVent and nVent Finance, as guarantors, and the lenders and agents party thereto, providing for a three-year $600.0 million senior unsecured term loan facility (the "2026 Term Loan Facility"). As of September 30, 2026, the borrowing capacity under the 2026 Term Loan Facility was $600.0 million. On October 1, 2026, we partially financed the acquisition of Maverick Power with $600.0 million of borrowings under the 2026 Term Loan Facility. The 2026 Term Loan Facility bears interest at a rate equal to an adjusted base rate or adjusted term SOFR plus, in each case, an applicable margin.
Our debt agreements contain certain financial covenants, the most restrictive of which are in the Senior Credit Facilities and the 2026 Term Loan Facility, including that we may not permit (i) the ratio of our consolidated debt (net of our consolidated unrestricted cash in excess of $5.0 million but not to exceed $250.0 million) to our consolidated net income (excluding, among other things, non-cash gains and losses) before interest, taxes, depreciation, amortization and non-cash share-based compensation expense ("EBITDA") on the last day of any period of four consecutive fiscal quarters (each a "testing period") to exceed 3.75 to 1.00 (or, at nVent Finance's election and subject to certain conditions, 4.25 to 1.00 for four testing periods in connection with certain material acquisitions) and (ii) the ratio of our EBITDA to our consolidated interest expense for the same period to be less than 3.00 to 1.00. In addition, subject to certain qualifications and exceptions, the Senior Credit Facilities and the 2026 Term Loan Facility also contain covenants that, among other things, restrict our ability to create liens, merge or consolidate with another person, make acquisitions and incur subsidiary debt. As of September 30, 2026, we were in compliance with all financial covenants in our debt agreements, and there is no material uncertainty about our ongoing ability to meet those covenants.
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
During the nine months ended September 30, 2026, we repurchased 0.8 million of our ordinary shares for $100.2 million under the 2024 Authorization. During the nine months ended September 30, 2025, we repurchased 4.8 million of our ordinary shares for $253.1 million under the 2024 Authorization.
As of September 30, 2026, we had $46.7 million available for share repurchases under the 2024 Authorization and $500.0 million available for share repurchases under the 2026 Authorization.
Dividends
During the nine months ended September 30, 2026, we paid dividends of $102.2 million, or $0.63 per ordinary share. During the nine months ended September 30, 2025, we paid dividends of $98.0 million, or $0.60 per ordinary share.
On September 21, 2026, the Board of Directors declared a quarterly cash dividend of $0.21 per ordinary share that will be paid on November 6, 2026, to shareholders of record at the close of business on October 23, 2026. The balance of dividends payable included in Other current liabilities on our Condensed Consolidated Balance Sheets was $34.2 million and $34.6 million at September 30, 2026 and December 31, 2025, respectively.
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
The following table is a reconciliation of free cash flow:

	Nine months ended
In millions	September 30, 2026	September 30, 2025
Net cash provided by (used for) operating activities of continuing operations	$581.9	$426.6
Capital expenditures	(94.6)	(56.6)
Proceeds from sale of property and equipment	1.7	1.7
Free cash flow of continuing operations	$489.0	$371.7
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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our market risk during the quarter ended September 30, 2026. For additional information, refer to our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 4.    CONTROLS AND PROCEDURES
(a)    Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures designed to provide reasonable assurance as to the reliability of our published financial statements and other disclosures included in this report. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter ended September 30, 2026 pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the quarter ended September 30, 2026 to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures.
(b)    Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
There have been no material developments with respect to the legal proceedings previously disclosed in Item 3 of our 2025 Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 1A.    RISK FACTORS
There have been no material changes from the risk factors previously disclosed in our 2025 Annual Report on Form 10-K for the year ended December 31, 2025, except for the additional risk factors relating to the Maverick Power acquisition set forth below.
We could be subject to new risks, known and unknown, relating to the Maverick Power acquisition.
We may experience risks, losses and damages associated with the Maverick Power acquisition. The risks we could face include the following:
•the Maverick Power acquisition may lead to the incurrence of costs to review, upgrade and integrate Maverick Power’s systems with our compliance and reporting systems, including our systems of internal control over financial reporting. The process of integrating Maverick Power into our internal control over financial reporting could require significant time and effort from our management and other personnel and could increase our compliance costs; and
•the Maverick Power acquisition involves the inherent risk of liabilities, and these liabilities may prove more costly or produce more adverse effects than we anticipate, such as actual or potential litigation and regulatory matters. In addition, in the course of the due diligence review of Maverick Power, we may not have discovered, or may have been unable to quantify, undisclosed liabilities of Maverick Power, and we may not be indemnified or have insurance for any of these liabilities. Any such liabilities could have an adverse effect on our business, results of operations, financial condition and cash flows.
Any of these risks associated with the Maverick Power acquisition could have a material adverse impact on our business, results of operations and financial condition.
Increased leverage may harm our financial condition and results of operations.
As of September 30, 2026, we had $2.2 billion of total debt on a consolidated basis. On October 1, 2026, our indebtedness increased materially in connection with the Maverick Power acquisition. We funded the Maverick Power acquisition with borrowings under the 2026 Term Loan Facility and net proceeds from the issuance of the 2036 Notes, together with cash on hand and borrowings from our Revolving Credit Facility, for an aggregate amount of approximately $1.65 billion of new indebtedness incurred in connection with the Maverick Power acquisition. We and our subsidiaries may incur additional indebtedness in the future. This increase and any future increases in our level of indebtedness will have several important effects on our future operations, including, without limitation:
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
We may not realize the anticipated benefits of the Maverick Power acquisition and any benefit may take longer to realize than we expect.
There are uncertainties inherent in the integration of Maverick Power’s operations with our existing operations. Integration may divert management attention and resources, and delays or unexpected difficulties in the integration process could adversely affect our business, financial results and financial condition. Even if we are able to integrate Maverick Power’s operations successfully, this integration may not result in the realization of the full benefits or operational efficiencies that we expect or the achievement of these benefits within a reasonable period of time or at all.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table provides information with respect to purchases we made of our ordinary shares during the third quarter of 2026:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 25, 2026	122,548	$140.52	119,863	$579,721,024
July 26 - August 29, 2026	213,991	154.38	213,740	546,721,333
August 30 - September 30, 2026	1,332	151.42	—	546,721,333
Total	337,871		333,603
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
(d)On May 17, 2024, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2024 Authorization"). The 2024 Authorization began on July 23, 2024 and expires on July 22, 2027. As of September 30, 2026, we had $46.7 million available for share repurchases under the 2024 Authorization. On May 16, 2026, the Board of Directors authorized the repurchase of our ordinary shares up to a maximum dollar limit of $500.0 million (the "2026 Authorization"). The 2026 Authorization began on July 23, 2026 and expires on July 22, 2029. As of September 30, 2026, we had $500.0 million available for share repurchases under the 2026 Authorization.

ITEM 5.     OTHER INFORMATION
(c)

During the third quarter of 2026, none of our directors or Section 16 officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K), except as set forth in the table below.

Name	Jerry W. Burris
Title	Director
Type of trading arrangement	Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense of Rule 10b5-1(c).
Adoption date	08/12/2026* * The trading arrangement only permits transactions upon expiration of the applicable mandatory cooling-off period under Rule 10b5-1 under the Securities Act of 1934, as amended.
Duration of trading arrangement	The trading arrangement permits transactions through and including the earlier to occur of June 30, 2027 or the execution of all trades or expiration of all orders relating to such trades.
Aggregate number of shares to be sold	Up to 8,618 shares issuable upon the exercise of options to acquire shares pursuant to the trading arrangement.

ITEM 6.     EXHIBITS
The exhibits listed in the following Exhibit Index are filed as part of this Quarterly Report on Form 10-Q.
Exhibit Index to Form 10-Q for the Period Ended September 30, 2026

10.1	Term Loan Agreement, dated September 17, 2026, among nVent Electric plc, nVent Finance S.à r.l., Hoffman Schroff Holdings, Inc. and the lenders and agents party thereto (incorporated by reference to Exhibit 4.1 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on September 17, 2026 (File No. 001-38265)).

10.2	Amendment No. 2, dated as of September 17, 2026, to Second Amended and Restated Credit Agreement, dated as of June 30, 2025, among nVent Electric plc, nVent Finance S.à r.l., Hoffman Schroff Holdings, Inc., the other affiliate borrowers from time to time party thereto and the lenders and agents party thereto (incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on September 17, 2026 (File No. 001-38265)).

10.3	Indenture, dated as of September 29, 2026, among nVent Electric plc, Hoffman Schroff Holdings, Inc., nVent Finance S.à r.l. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on September 29, 2026 (File No. 001-38265)).

10.4	First Supplemental Indenture, dated as of September 29, 2026, among nVent Electric plc, Hoffman Schroff Holdings, Inc., nVent Finance S.à r.l. and U.S. Bank Trust Company, National Association (incorporated by reference to Exhibit 4.2 in the Current Report on Form 8-K of nVent Electric plc filed with the Commission on September 29, 2026 (File No. 001-38265)).

19	nVent Electric plc Insider Trading Policy.

22	Guarantors and Subsidiary Issuers of Guaranteed Securities.

31.1	Certification of Chief Executive Officer.

31.2	Certification of Chief Financial Officer.

32.1	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from nVent Electric plc's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 are filed herewith, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Income and Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (iv) the Condensed Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2026 and 2025, (v) Notes to Condensed Consolidated Financial Statements and (vi) the information included in Part II, Item 5(c). The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 30, 2026.

nVent Electric plc
Registrant

By	/s/ Gary L. Corona
Gary L. Corona
Executive Vice President and Chief Financial Officer

By	/s/ Randolph A. Wacker
Randolph A. Wacker
Senior Vice President and Chief Accounting Officer